Form 10QSB
period 2008-01-31
AFH ACQUISITION IV, INC.
filed 2008-05-15
CIK 1420031

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53072

AFH Acquisition IV, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

41-2254389
(I.R.S. Employer Identification Number)

c/o Amir Farrokh Heshmatpour, 9595 Wilshire Blvd., Suite 900, Beverly Hills, CA 90212
(Address of Principal Offices)

(310) 300-3431
(Issuer’s Telephone Number)

No change
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.001 per share, outstanding as of May 14, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

AFH ACQUISITION IV, INC.

- INDEX -

Page(s)
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet at January 31, 2008 (Unaudited)	F-1

Statement of Changes in Stockholder’s Equity (Deficit) for the Period from Date of Inception (September 24, 2007) through January 31, 2008	F-2

Statements of Operations for the Three Months Ended January 31, 2008 and for the Period from Date of Inception (September 24, 2007) to January 31, 2008	F-3

Statements of Cash Flows for the Three Months Ended January 31, 2008 and for the Period from Date of Inception (September 24, 2007) to January 31, 2008	F-4

Notes to Financial Statements	F-5 - F-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3A(T). Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	4

Signatures	5

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEET

January 31,	2008

ASSETS
Cash and Cash Equivalents	$56

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Due to Related Party	$1,993

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding	5,000
Additional Paid-In-Capital	20,000
Stock Subscription Receivable	(4,900)
Deficit Accumulated During Development Stage	(22,037)

Total Stockholder's Deficit	(1,937)

Total Liabilities and Stockholder's Deficit	$56

See notes to financial statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) FOR THE PERIOD FROM
DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH JANUARY 31, 2008

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - September 24, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	(4,900)	(21,853)	(1,753)

Net Loss for the Period	—	—	—	—	(184)	(184)

Balance - January 31, 2008	5,000,000	$5,000	$20,000	$(4,900)	$(22,037)	$(1,937)

See notes to financial statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

		Period From
		Date of Inception
	Three Months	(September 24, 2007)
	Ended	Through
	January 31, 2008	January 31, 2008

Revenues	$—	$—

Expenses
Legal and Professional	$140	$21,390
Office Expenses	44	46
Organizational Costs	—	601

Total Expenses	$184	$22,037

Net Loss for the Period	$(184)	$(22,037)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000

See notes to financial statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

		Period From
		Date of Inception
	Three Months	(September 24, 2007)
	Ended	Through
	January 31, 2008	January 31, 2008

Cash Flows from Operating Activities
Net Loss for the Period	$(184)	$(22,037)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash Advance by Related Party	(8,608)	1,993
Cash Proceeds from Sale of Stock	—	20,100

Net Cash Flows from Financing Activities	(8,608)	22,093

Net Change in Cash and Cash Equivalents	(8,792)	56

Cash and Cash Equivalents - Beginning of Period	8,848	—

Cash and Cash Equivalents - End of Period	$56	$56

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

See notes to financial statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company
The Company was incorporated under the laws of the State of Delaware on September 24, 2007. The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of January 31, 2008, the results of its operations for the three months ended January 31, 2008, and from the date of inception (September 24, 2007) through January 31, 2008 and cash flows for the three months ended January 31, 2008, and from the date of inception (September 24, 2007) through January 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period of September 24, 2007 (inception) to January 31, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

Note B -	Summary of Significant Accounting Policies
Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Cash and Cash Equivalents
Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

- continued -

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies - continued

Loss Per Common Share

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

Organizational Costs
Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.”

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes, ”using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

Financial Instruments
The Company’s financial instruments consist of cash and due to related party. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Recent Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note C -	Equity Securities

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock or any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note D -	Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported  recurring losses from operations. As a result, there is an accumulated deficit of $22,037 at January 31, 2008.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -	Due to Related Party

Due to Related Party represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is related to the Company through common ownership. There are no repayment terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AFH Acquisition IV, Inc. (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ended January 31, 2008, the Company had no activities that produced revenues from operations.

For the three months ended January 31, 2008, the Company had a net loss of $184 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008.

Liquidity and Capital Resources

As of January 31, 2008, the Company had assets equal to $56, comprised exclusively of cash and cash equivalents. The Company had liabilities of $1,993 as of January 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the three months ended January 31, 2008 and for the cumulative period from inception (September 24, 2007) to January 31, 2008:

	Three Months Ended January 31, 2008	Cumulative Period From Inception (September 24, 2007) to January 31, 2008
Net cash used in operating activities	$(184)	$(22,037)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$(8,608)	$22,093
Net effect on cash	$(8,792)	$56

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and

(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB became effective, our sole officer and director has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the date of this filing, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on September 24, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2008	AFH ACQUISITION IV, INC.

	By:	/s/ Amir Farrokh Heshmatpour
Amir Farrokh Heshmatpour
President, Secretary and Director