Form 10QSB
period 2008-04-30
AFH ACQUISITION IV, INC.
filed 2008-06-16
CIK 1420031

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from—

Commission file number 000-53072

AFH Acquisition IV, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

41-2254389
(I.R.S. Employer Identification No.)

c/o Amir Farrokh Heshmatpour, 9595 Wilshire Blvd., Suite 900, Beverly Hills, CA 90212
(Address of principal executive offices)

(310) 300-3431
(Issuer’s telephone number)

No change
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.001 per share, outstanding as of June 16, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

AFH ACQUISITION IV, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheet at April 30, 2008	F-2

	Statement of Changes in Stockholder’s Equity (Deficit) for the Period from Date
	of Inception (September 24, 2007) through April 30, 2008	F-3

	Statements of Operations for the Three and Six Months Ended April 30, 2008
	and for the Period from Date of Inception (September 24, 2007) through April 30, 2008	F-4

	Statements of Cash Flows for the Six Months Ended April 30, 2008 and for the
	Period from Date of Inception (September 24, 2007) through April 30, 2008	F-5

	Notes to Financial Statements	F-6 – F-8

Item 2.	Management's Discussion and Analysis or Plan of Operation	1

Item 3A(T). Controls and Procedures		3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	4

Signatures		5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AFH Acquisition IV, Inc.

We have reviewed the balance sheet of AFH Acquisition IV, Inc. as of April 30, 2008, and the related statements of operations, changes in stockholder’s equity (deficit) for the three and six month periods ended April 30, 2008 and from date of inception (September 24, 2007) through April 30, 2008 and cash flows for the six month period ended April 30, 2008 and from date of inception (September 24, 2007) through April 30, 2008. These financial statements are the responsibility of the company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP
Rochester, New York
June 16, 2008

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEET

April 30,	2008

ASSETS
Prepaid Expenses	$4,583

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Due to Related Party	$2,078

Stockholder's Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000
Additional Paid-In-Capital	20,000
Deficit Accumulated During Development Stage	(22,495)

Total Stockholder's Equity	2,505

Total Liabilities and Stockholder's Equity	$4,583

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) FOR THE PERIOD FROM
DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH APRIL 30, 2008

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - September 24, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	(642)	(642)

Balance - April 30, 2008	5,000,000	$5,000	$20,000	$—	$(22,495)	$2,505

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
		Six Months	Date of Inception (September 24,
	Three Months	Ended	2007)
	Ended	April 30,	Through
	April 30, 2008	2008	April 30, 2008

Revenues	$—	$—	$—

Expenses
Legal and Professional	$417	$557	$21,807
Office Expenses	(44)	—	2
Organizational Costs	85	85	686

Total Expenses	$458	$642	$22,495

Net Loss for the Period	$(458)	$(642)	$(22,495)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

		Period From
		Date of Inception (September 24,
	Six Months	2007)
	Ended	Through
	April 30, 2008	April 30, 2008

Cash Flows from Operating Activities
Net Loss for the Period	$(642)	$(22,495)

Changes in Assets and Liabilities:
Prepaid Expenses	(4,583)	(4,583)

Net Cash Flows from Operating Activities	(5,225)	(27,078)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash Advance by Related Party	(8,523)	2,078
Cash Proceeds from Sale of Stock	—	20,100
Cash Proceeds from Stock Subscriptions	4,900	4,900

Net Cash Flows from Financing Activities	(3,623)	27,078

Net Change in Cash and Cash Equivalents	(8,848)	—

Cash and Cash Equivalents - Beginning of Period	8,848	—

Cash and Cash Equivalents - End of Period	$—	$—

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A - The Company

The Company was incorporated under the laws of the State of Delaware on September 24, 2007. The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of April 30, 2008, the results of its operations for the three and six months ended April 30, 2008, and from the date of inception (September 24, 2007) through April 30, 2008 and cash flows for the six months ended April 30, 2008, and from the date of inception (September 24, 2007) through April 30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the three and six month periods ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

- continued -

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies – continued

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

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

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

Note D - Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported  recurring losses from operations. As a result, there is an accumulated deficit of  $22,495 at April 30, 2008.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E – Due to Related Party
Due to Related Party represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is related to the Company through common ownership. There are no repayment terms.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

For the three and six months ended April 30, 2008, the Company had no activities that produced revenues from operations.

For the three and six months ended April 30, 2008, the Company had a net loss of $(458) and $(642), respectively. For the cumulative period from inception (September 24, 2007) to April 30, 2008, the Company had a net loss of $(22,495) due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and Quarterly Report on Form 10-QSB for the period ended January 31, 2008 in May of 2008.

Liquidity and Capital Resources

As of April 30, 2008, the Company had assets equal to $4,583, comprised exclusively of prepaid expenses. The Company’s liabilities as of April 30, 2008 totaled $2,078, comprised exclusively of monies due to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the six months ended April 30, 2008 and for the cumulative period from date of inception (September 24, 2007) to April 30, 2008:

	Six Months Ended April 30, 2008	Cumulative Period from Date of Inception (September 24, 2007) to April 30, 2008
Net cash from operating activities	$(5,225)	$(27,078)
Net cash from investing activities	$0	$0
Net cash from financing activities	$(3,623)	$27,078
Net effect on cash	$(8,848)	$0

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

(i)	filing reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
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

Item 3A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of April 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended April 30, 2008.

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

Dated: June 16, 2008	AFH ACQUISITION IV, INC.

	By:	/s/ Amir Farrokh Heshmatpour

Amir Farrokh Heshmatpour President, Secretary and Director