Form 10-K
period 2008-10-31
AFH ACQUISITION IV, INC.
filed 2009-01-29
CIK 1420031

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53072

AFH ACQUISITION IV, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-2254389
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9595 Wilshire Blvd., Suite 900, Beverly Hills, CA 90212
(Address of principal executive offices)

(310) 300-3431
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of October 31, 2008, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 29, 2009, there were 5,000,000 shares of common stock, par value $.001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of AFH ACQUISITION IV, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

AFH Acquisition IV, Inc. (“we”, “us”, “our”, the "Company") was incorporated in the State of Delaware on September 24, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected October 31 as its fiscal year end.

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Amir Farrokh Heshmatpour, the sole officer and director of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)    Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)    Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)    Strength and diversity of management, either in place or scheduled for recruitment;

         (d)    Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)    The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)    The extent to which the business opportunity can be advanced;

         (g)    The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)    Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The sole stockholder of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of January 29, 2009, there was one holder of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On September 24, 2007, the Company offered and sold 5,000,000 shares of Common Stock for aggregate proceeds equal to $25,000 to Amir Farrokh Heshmatpour, our sole officer and director. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.  On August 7, 2008, Mr. Heshmatpour contributed his 5,000,000 shares of Common Stock to AFH Holding, & Advisory, LLC where such contribution was deemed an additional capital contribution to AFH Holding & Advisory, LLC.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources

As of October 31, 2008, the Company had assets equal to $2,083, comprised exclusively of prepaid expenses.  This compares with assets of $8,848, comprised exclusively of cash and cash equivalents, as of October 31, 2007.  The Company’s current liabilities as of October 31, 2008 totaled $6,536, comprised of accrued expenses and monies due to parent.  This compares with liabilities of $10,601 comprised exclusively of monies due to parent, as of October 31, 2007. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended October 31, 2008, October 31, 2007 and for the cumulative period from September 24, 2007 (Inception) to October 31, 2008.

	Fiscal Year Ended October 31, 2008	Fiscal Year Ended October 31, 2007	For the Cumulative Period from September 24, 2007 (Inception) to October 31, 2008
Net Cash (Used in) Operating Activities	$(7,333)	$(21,853)	$(29,186)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$(1,515)	$30,701	$29,186
Net Increase (Decrease) in Cash and Cash Equivalents	$(8,848)	$8,848	$-

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to October 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2008, the Company had a net loss of $7,600, consisting of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2008 in September of 2008, Quarterly Report on Form 10-Q for the period ended April 30, 2008 in May of 2008, Quarterly Report on Form 10-Q for the period ended January 31, 2008 in March of 2008 and Registration Statement on Form 10-SB in February of 2008.

For the fiscal year ended October 31, 2007, the Company had a net loss of $21,853, consisting of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company and the preparation of the Company’s Registration Statement on Form 10-SB in February of 2008.

For the period from September 24, 2007 (Inception) to October 31, 2008, the Company had a net loss of $29,453 comprised exclusively of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2008 in September of 2008, Quarterly Report on Form 10-Q for the period ended April 30, 2008 in May of 2008, Quarterly Report on Form 10-Q for the period ended January 31, 2008 in March of 2008 and Registration Statement on Form 10-SB in February of 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
OCTOBER 31, 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at October 31, 2008 and 2007	F-2

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through October 31, 2008	F-3

Statements of Operations for the Year Ended October 31, 2008 and Period from Date of Inception (September 24, 2007) through October 31, 2007 and for the Period from Date of Inception (September 24, 2007) through October 31, 2008
F-4

Statements of Cash Flows for the Year Ended October 31, 2008 and Period from Date of Inception (September 24, 2007) through October 31, 2007 and for the Period from Date of Inception (September 24, 2007) through October 31, 2008
F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AFH Acquisition IV, Inc.

We have audited the accompanying balance sheets of AFH Acquisition IV, Inc. as of October 31, 2008 and 2007, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the year ended October 31, 2008, for the period from the date of inception (September 24, 2007) through October 31, 2007 and for the period from the date of inception (September 24, 2007) through October 31, 2008. AFH Acquisition IV, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition IV, Inc. as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended October 31, 2008, for the period from the date of inception (September 24, 2007) through October 31, 2007 and for the period from the date of inception (September 24, 2007) through October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Rotenberg & Co. LLP
Rochester, New York
January 28, 2009

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA
BALANCE SHEETS

October 31,	2008	2007

ASSETS
Cash and Cash Equivalents	$—	$8,848
Prepaid Expenses	2,083	—

Total Assets	$2,083	$8,848

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$2,350	$—
Due to Parent	4,186	10,601

Total Liabilities	6,536	10,601

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Stock Subscription Receivable	—	(4,900)
Deficit Accumulated During Development Stage	(29,453)	(21,853)

Total Stockholder's Deficit	(4,453)	(1,753)

Total Liabilities and Stockholder's Deficit	$2,083	$8,848

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA
STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH OCTOBER 31, 2008

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - September 24, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(4,900)	—	20,100

Net Loss	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	4,900	—	4,900

Net Loss	—	—	—	—	(7,600)	(7,600)

Balance - October 31, 2008	5,000,000	$5,000	$20,000	$—	$(29,453)	$(4,453)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENT

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA
STATEMENTS OF OPERATIONS

	For the Year Ended October 31, 2008	Period From Date of Inception (September 24, 2007) Through October 31, 2007	Period From Date of Inception (September 24, 2007) Through October 31, 2008

Revenues	$—	$—	$—

Expenses
Consulting	$793	$—	$793
Legal and Professional	6,147	21,250	27,397
Office Expenses	575	2	577
Organizational Costs	85	601	686

Total Expenses	$7,600	$21,853	$29,453

Net Loss	$(7,600)	$(21,853)	$(29,453)

Loss per Share - Basic and Diluted	$(0.00)	$(0.04)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	500,000	5,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA
STATEMENTS OF CASH FLOWS

	For the Year Ended October 31, 2008	Period From Date of Inception (September 24, 2007) Through October 31, 2007	Period From Date of Inception (September 24, 2007) Through October 31, 2008

Cash Flows from Operating Activities
Net Loss	$(7,600)	$(21,853)	$(29,453)

Changes in Assets and Liabilities:
Prepaid Expenses	(2,083)	—	(2,083)
Accrued Expenses	2,350	—	2,350

Net Cash Flows from Operating Activities	(7,333)	(21,853)	(29,186)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	(6,415)	10,601	4,186
Cash Proceeds from Sale of Stock	4,900	20,100	25,000

Net Cash Flows from Financing Activities	(1,515)	30,701	29,186

Net Change in Cash and Cash Equivalents	(8,848)	8,848	—

Cash and Cash Equivalents - Beginning of Year	8,848	—	—

Cash and Cash Equivalents - End of Year	$—	$8,848	$—

Cash Paid During the Year for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

AFH Acquisition IV, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on September 24, 2007.  The Company is 100% owned by AFH Holding & Advisory, LLC.  The financial statements presented represent only those transactions of AFH Acquisition IV, Inc.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combinationthrough acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

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

Financial Instruments
The Company’s financial instruments consist of cash and due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

The Company’s financial statements have been presented on the basis that it is a   going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $29,453 at October 31, 2008.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E –	Due to Parent
Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is related to the Company through common ownership. There are no repayment terms.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended October 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Amir F. Heshmatpour	42	President, Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and sole director since inception.  Mr. Heshmatpour has been the Managing Director of AFH Holding & Advisory LLC from July 2003 to the present.  Prior to that, he took some time off.  From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc.  Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee.  Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition III, Inc., AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VII, Inc., AFH Acquisition VIII, Inc, AFH Acquisition IX, Inc., AFH Acquisition, X, Inc., AFH Acquisition XI, Inc. and AFH Acquisition XII, Inc., all of which are publicly reporting, non-trading, blank check shell companies. Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc.  Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc.   Mr. Heshmatpour received a Bachelor of Arts from Pennsylvania State University in 1988.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2008 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended October 31, 2008 and October 31, 2007.

Name and Position	Year	Other Compensation

Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2008 2007	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of January 29, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Amir F. Heshmatpour (1) 9595 Wilshire Blvd, Suite 900 Beverly Hills, CA 90212	5,000,000	(2)	100.00%
AFH Holding & Advisory, LLC 9595 Wilshire Blvd, Suite 900 Beverly Hills, CA 90212	5,000,000		100.00%
All Officers and Directors as a group	5,000,000		100.00%

(1)	Amir F. Heshmatpour serves as the sole officer and director of the Company.
(2)
Represents 5,000,000 shares of common stock owned by AFH Holding & Advisory LLC (“AFH Holding”).  Mr. Heshmatpour is the sole member of AFH Holding and has sole voting and investment control over the shares of Common Stock owned of record by AFH Holding. Accordingly, he may be deemed a beneficial owner of the 5,000,000 shares of Common Stock owned by AFH Holding.

 (b)                 The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Rotenberg and Co. LLC (“Rotenberg”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Rotenberg for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $ 2,750 for the fiscal year ended October 31, 2008 and $1,250for the fiscal year ended October 31, 2007.

Audit-Related Fees

There were no fees billed by Rotenberg for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended October 31, 2008 and for the fiscal year ended October 31, 2007.

Tax Fees

There were no fees billed by Rotenberg for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended October 31, 2008 and for the fiscal year ended October 31, 2007.

All Other Fees

There were no fees billed by Rotenberg for other products and services for the fiscal year ended October 31, 2008 and for the fiscal year ended October 31, 2007.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 7 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2008

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended October 31, 2008

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION IV, INC.

Dated: January 29, 2009	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary, Chief	January 29, 2009
Amir F. Heshmatpour	Financial Officer and Sole Director