Form 10-Q
period 2009-01-31
AFH ACQUISITION IV, INC.
filed 2009-03-17
CIK 1420031

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53072

AFH ACQUISITION IV, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	41-2254389
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

9595 Wilshire Blvd., Suite 900, Beverly Hills, CA 90212
 (Address of principal executive offices)

(310) 300-3431
 (Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.001 per share, outstanding as of March 17, 2009.

AFH ACQUISITION IV, Inc.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets at January 31, 2009 (Unaudited) and October 31, 2008	F-1

	Statements of Operations for the Three Months Ended January 31, 2009 and 2008
	and for the Cumulative Period from September 24, 2007 (Inception) to
	January 31, 2009 (Unaudited)	F-2

	Statements of Cash Flows for the Three Months Ended January 31, 2009 and 2008
	and for the Cumulative Period from September 24, 2007 (Inception) to
	January 31, 2009 (Unaudited)	F-3

	Statements of Stockholder’s Deficit for the Cumulative Period from
	September 24, 2007 (Inception) to January 31, 2009 (Unaudited)	F-4

	Notes to Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended January 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 2008.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA
BALANCE SHEETS

	(Unaudited)
	January 31,	October 31,
	2009	2008

ASSETS
Prepaid Expenses	$833	$2,083

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$2,625	$2,350
Due to Parent	5,315	4,186

Total Liabilities	7,940	6,536

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(32,107)	(29,453)

Total Stockholder's Deficit	(7,107)	(4,453)

Total Liabilities and Stockholder's Deficit	$833	$2,083

See notes to financial statements

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA
STATEMENTS OF OPERATIONS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(September 24, 2007)
	January 31,		Through
	2009	2008	January 31, 2009

Revenues	$—	$—	$—

Expenses
Consulting	$353	$—	$1,146
Legal and Professional	2,025	140	29,422
Office Expenses	—	44	577
Organizational Costs	276	—	962

Total Expenses	$2,654	$184	$32,107

Net Loss for the Period	$(2,654)	$(184)	$(32,107)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

See notes to financial statements

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA
STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(September 24, 2007)
	January 31,		Through
	2009	2008	January 31, 2009

Cash Flows from Operating Activities
Net Loss for the Period	$(2,654)	$(184)	$(32,107)

Changes in Assets and Liabilities:

Prepaid Expenses	1,250	—	(833)
Accrued Expenses	275	—	2,625

Net Cash Flows from Operating Activities	(1,129)	(184)	(30,315)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	1,129	(8,608)	5,315
Cash Proceeds from Sale of Stock	—	—	25,000

Net Cash Flows from Financing Activities	1,129	(8,608)	30,315

Net Change in Cash and Cash Equivalents	—	(8,792)	—

Cash and Cash Equivalents - Beginning of Period	—	8,848	—

Cash and Cash Equivalents - End of Period	$—	$56	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

See notes to financial statements

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA
STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT - UNAUDITED

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - September 24, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(4,900)	—	20,100

Cash Received for Stock Subscriptions	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	(29,453)	(29,453)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(29,453)	(4,453)

Net Loss for the Period	—	—	—	—	(2,654)	(2,654)

Balance - January 31, 2009	5,000,000	$5,000	$20,000	$—	$(32,107)	$(7,107)

See notes to financial statements

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

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

The condensed financial statements of AFH Acquisition IV, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-KSB, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.  Certain information that is not required for interim financial reporting purposes has been omitted.

Note B -	Summary of Significant Accounting Policies
Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.
.
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
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $32,107 at  January 31, 2009.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of AFH ACQUISITION IV, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on September 24, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected October 31 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Liquidity and Capital Resources

As of January 31, 2009, the Company had assets equal to $833 comprised exclusively of prepaid expenses. This compares with assets equal to $2,083 as of October 31, 2008.  The Company’s current liabilities as of January 31, 2009 totaled $7,940, comprised exclusively of accrued expenses and moneys due to parent.  This compares with current liabilities as of October 31, 2008 equal to $6,536, comprised exclusively of accrued expenses and moneys due to parent.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the three months ended January 31, 2009 and 2008 and for the cumulative period from September 24, 2007 (Inception) to January 31, 2009:

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	For the Cumulative Period from September 24, 2007 (Inception) to January 31, 2009
Net Cash (Used in) Operating Activities	$(1,129)	$(184)	$(30,315)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$1,129	$(8,608)	$30,315
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$(8,792)	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to January 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2009 and 2008 the company had a net loss of $2,654 and $184, respectively, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Form 10-K for the fiscal year ended October 31, 2008 and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008.

For the period from September 24, 2007 (Inception) to January 31, 2009, the Company had a net loss of $32,107 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and the filing of the Company’s quarterly and annual reports on Form 10-Q and Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on September 24, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 17, 2009	AFH Acquisition IV, Inc.

By: /s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Sole Director
Principal Executive Officer
Principal Financial Officer