Form 10-K/A
period 2009-10-31
AFH ACQUISITION IV, INC.
filed 2010-03-16
CIK 1420031

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE:

This Form 10-K/A, Amendment No. 1 is being filed by AFH Acquisition IV, Inc. (the “Company”), to amend its Annual Report on Form 10-K for the year ended October 31, 2009, filed with the Securities and Exchange Commission on January 29, 2010, (i) to revise the scope and opinion paragraphs of the audit report in Part I, item 8, to properly reflect procedures performed regarding the cumulative period from inception (September 24, 2007) through October 31, 2009, (ii) to revise Item 9A. Controls and Procedures to include management’s report on internal control over financial reporting in accordance with Item 308T of Regulation S-K.

New certifications of our principal executive and financial officer are included as exhibits to this amendment.

PART I

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Acquisition IV, Inc.
9595 Wilshire Blvd
Suite 700
Beverly Hills, California 90212

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., llp, we have audited the accompanying balance sheets of AFH Acquisition IV, Inc. ("the Company") as of October 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended October 31, 2009 and for the period from the date of inception (September 24, 2007) through October 31, 2009. AFH Acquisition IV, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition IV, Inc. as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2009 and for the period from the date of inception (September 24, 2007) through October 31, 2009 in conformity with U.S. Generally Accepted Accounting Principles.

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

Evaluation of Internal Controls over Financial Reporting

The management of AFH Acquisition IV, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These internal controls include policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	Provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•
Provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that would have a material impact on financial statements will be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2009.

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

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)           We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

____________
*Page F-1 follows page 7 to this annual report on Form 10-K.

(b)           Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

23.1	Consent of EFP Rotenberg, independent registered public accountants

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

AFH ACQUISITION IV, INC.

Dated: March 16, 2010	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary,	March 16, 2010
Amir F. Heshmatpour	Chief Financial Officer and Sole Director