Form 10-K
period 2010-10-31
AFH ACQUISITION IV, INC.
filed 2011-01-31
CIK 1420031

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

As of October 31, 2010, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 31, 2011, there were 5,000,000 shares of common stock, par value $.001, outstanding.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Amir Farrokh Heshmatpour, the sole President of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of January 31, 2011, there were two holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

On September 24, 2007, the Company offered and sold 5,000,000 shares of Common Stock for aggregate proceeds equal to $25,000 to Amir Farrokh Heshmatpour, our sole officer and director at that time. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.  On August 7, 2008, Mr. Heshmatpour contributed his 5,000,000 shares of Common Stock to AFH Holding & Advisory, LLC, where such contribution was deemed an additional capital contribution to AFH Holding & Advisory, LLC.

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

Liquidity and Capital Resources

As of October 31, 2010 and 2009, the Company had assets equal to $-0-.  The Company’s current liabilities as of October 31, 2010 totaled $15,598, comprised of accrued expenses and monies due to parent.  This compares with liabilities of $11,770 comprised of accrued expenses and monies due to parent, as of October 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended October 31, 2010, October 31, 2009 and for the cumulative period from September 24, 2007 (Inception) to October 31, 2010.

	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	For the Cumulative Period from September 24, 2007 (Inception) to October 31, 2010
Net Cash (Used in) Operating Activities	$(5,905)	$(1,804)	$(36,895)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$5,905	$1,804	$36,895
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to October 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended October 31, 2010, the Company had a net loss of $3,828, consisting of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2010 in September of 2010, Quarterly Report on Form 10-Q for the period ended April 30, 2010 in June of 2010, Quarterly Report on Form 10-Q for the period ended January 31, 2010 in March of 2010 and the preparation of the Company’s Registration Statement on Form 10-K in January of 2010.

For the fiscal year ended October 31, 2009, the Company had a net loss of $7,317, consisting of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2009 in September of 2009, Quarterly Report on Form 10-Q for the period ended April 30, 2009 in June of 2009, Quarterly Report on Form 10-Q for the period ended January 31, 2009 in March of 2009 and Registration Statement on Form 10-K in January of 2009.

For the period from September 24, 2007 (Inception) to October 31, 2010, the Company had a net loss of $40,598 comprised exclusively of legal, accounting, audit, other professional service fees and other organizational costs and expenses incurred in relation to the formation of the Company, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2010 in September of 2010, Quarterly Report on Form 10-Q for the period ended April 30, 2010 in June of 2010, Quarterly Report on Form 10-Q for the period ended January 31, 2010 in March of 2010 and the preparation of the Company’s Registration Statement on Form 10-K in January of 2010.

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

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
OCTOBER 31, 2010

AFH ACQUISITION IV INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

Certified Public Accountants  |  280 Kenneth Drive, Suite 100  | Rochester, New York 14623  | 585.427.8900 | EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Acquisition IV, Inc.

We have audited the accompanying balance sheets of AFH Acquisition IV, Inc. (the Company) as of October 31, 2010 and 2009, and the related statements of  operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended October 31, 2010 and for the period from date of inception (Septembe 24, 2007) through October 31, 2010.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Acquisition IV, Inc. as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2010 and for the period from date of inception (September 24, 2007) through October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note D to the financial statements,  these conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

EFP Rotenberg, LLP
Rochester, New York
January 31, 2011

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

October 31,	2010	2009

ASSETS
Prepaid Expenses	$—	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$3,703	$5,780
Due to Parent	11,895	5,990

Total Liabilities	15,598	11,770

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(40,598)	(36,770)

Total Stockholder's Deficit	(15,598)	(11,770)

Total Liabilities and Stockholder's Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENT OF CHANGES IN STOCKHOLDER DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH OCTOBER 31, 2010

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - September 24, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	(7,600)	(7,600)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(29,453)	(4,453)

Net Loss for the Period	—	—	—	—	(7,317)	(7,317)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(36,770)	(11,770)

Net Loss for the Period	—	—	—	—	(3,828)	(3,828)

Balance - October 31, 2010	5,000,000	$5,000	$20,000	$—	$(40,598)	$(15,598)

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009 AND FOR
THE PERIOD FROM DATE OF INCEPTION (SETPEMBER 24, 2007) THROUGH OCTOBER 31, 2010

			Period From
			Date of Inception
	For the Years Ended		(September 24, 2007)
	October 31,		Through
	2010	2009	October 31, 2010

Revenues	$—	$—	$—

Expenses
Consulting	$—	$943	$1,736
Interest	—	15	15
Legal and Professional	3,703	5,883	36,983
Office Expenses	—	125	702
Organizational Costs	—	276	962

Total Expenses	$3,703	$7,242	$40,398

Net Loss for the Period Before Taxes	$(3,703)	$(7,242)	$(40,398)

Franchise Tax	125	75	200

Net Loss for the Period After Taxes	$(3,828)	$(7,317)	$(40,598)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009 AND FOR THE PERIOD
FROM DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH OCTOBER 31, 2010

			Period From
			Date of Inception
	For the Years Ended		(September 24, 2007)
	October 31,		Through
	2010	2009	October 31, 2010

Cash Flows from Operating Activities
Net Loss for the Period	$(3,828)	$(7,317)	$(40,598)

Changes in Assets and Liabilities:
Prepaid Expenses	—	2,083	—
Accrued Expenses	(2,077)	3,430	3,703

Net Cash Flows from Operating Activities	(5,905)	(1,804)	(36,895)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	5,905	1,804	11,895
Cash Proceeds from Stock Subscriptions	—	—	4,900
Cash Proceeds from Sale of Stock	—	—	20,100

Net Cash Flows from Financing Activities	5,905	1,804	36,895

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

AFH Acquisition IV, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on September 24, 2007.  The Company is majority owned by AFH Holding & Advisory, LLC (the “Parent”).  The financial statements presented represent only those transactions of AFH Acquisition IV, Inc.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services.  The Company prepares its financial statements in accordance with the requirements of FASB ASC 915.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Loss Per Common Share
Loss per common share is computed in accordance with FASB ASC 260-10, by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period

- continued -

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

Organizational Costs

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company.  Organizational costs are expensed as incurred in accordance with FASB ASC 720-15.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740-10, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $40,598 at October 31, 2010.

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

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s President, Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls over Financial Reporting

The management of AFH Acquisition IV Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These internal controls include policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

●	Provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●
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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of October 31, 2010.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)           Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Amir F. Heshmatpour	44	President, Secretary, Chief Financial Officer and Director

Timothy Brasel	52	Vice President and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and director since inception.  Mr. Heshmatpour has been the Managing Director of AFH Holding & Advisory LLC from July 2003 to the present.  Prior to that, he took some time off.  From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc.  Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee.  Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition III, Inc., AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VII, Inc.,   AFH Acquisition VIII, Inc, AFH Acquisition IX, Inc., AFH Acquisition, X, Inc., AFH Acquisition XI, Inc. and AFH Acquisition XII, Inc., all of which are publicly reporting, non-trading, blank check shell companies.  Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc.  Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc.  Mr. Heshmatpour received a Bachelor of Arts from Pennsylvania State University in 1988.

Timothy J. Brasel has served as the Vice President and a director of the Company since September 30, 2010.  Since September 30, 2010, Mr. Brasel also serves as the Vice President and a director of AFH Acquisition XII, Inc.  From August 2010 until December 2010, he served as Vice Presdient and a director of AFH Acquisition III, Inc.  From June 2009 to September 2009, Mr. Brasel served as President, Chief Executive Officer and Chief Financial Officer and since March 2008 a Director of Princeton Acquisitions Inc., a public shell company which completed an acquisition of Hunter Bates Mining Corporation in September 2009.  From June 30, 2009 until July 2010, he served as President and sole director of Birch Branch, Inc., a public shell company that completed an acquisition of Shun Cheng Holdings HongKong Limited in July 2010.  From 1987 to present, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc. Mr. Brasel currently devotes the majority of his time to managing his various business investments. From 2001 to 2003, Mr. Brasel was a Director in Mountain States Lending, Inc. Over five years ago, Mr. Brasel served as a director of six publicly held shells. These companies are ILMI Corporation, Studio Capital Corp., Calneva Capital Corp., Zirconium Capital Corp., Hightop Capital Corp., and Royal Belle Capital Corp. From December 1996 until September 1998, he served as President and Director of Cypress Capital, Inc., which completed an acquisition of Terra Telecommunications, Inc. during September 1998. From September 1995 until January 1999, he served as President and a Director of High Hopes, Inc., which completed an acquisition of certain technology from Sanga e-Health LLC during January 1999. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International Inc. during August 1997. From February 1996 until February 1997, Mr. Brasel served as President and a director of Capital 2000, Inc. which completed an acquisition of United Shields Corporation in February 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc., which completed an acquisition of Pontotoc Production Company, Inc. during December 1997. From July 1996 until May 1998, Mr. Brasel served as President and a director of Walnut Capital, Inc., which completed a merger with Links Ltd. during May 1998. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a director of Brasel Ventures, Inc., a publicly held blank-check company, which completed an acquisition of American Pharmaceutical Company. Mr. Brasel received a Bachelor of Science degree in Business Administration from Morningside College, Sioux City, Iowa.  In July 2001, Mr. Brasel consented to a final judgment of permanent injunction restraining him from future violations of the registration provisions of the federal securities laws.  The originals complaint was filed by the SEC in the U.S. District Court of Colorado in August 1999.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2010, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. On August 1, 2009, AFH Holding & Advisory, the parent of Company, hired a Controller (who is also a CPA) to oversee the Company and AFH Holding’s other shell subsidiaries.  The Controller’s duties include reconciling banking statements and records, journal entries, overall accounting for the Company, preparation of the Company’s interim financial statements and assisting the Company’s independent auditors with their year audit of the Company’s financial statements.  The Controller’s work is overseen by Mr. Amir F. Heshmatpour, President, Secretary and Director of the Company and the Principal Executive Officer and Principal Financial Officer of the Company. Prior to AFH Holding and Advisory hiring the Controller, there was no qualified financial expert.

Item 11.	Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended October 31, 2010 and 2009.

Name and Position	Year	Other Compensation

Amir F. Heshmatpour, President, Secretary, Chief Financial Officer and Director	2010 2009	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)      The following tables set forth certain information as of January 31, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Amir F. Heshmatpour (1) 9595 Wilshire Blvd, Suite 700 Beverly Hills, CA 90212	2,500,000	(2)	50.00%

AFH Holding & Advisory, LLC 9595 Wilshire Blvd, Suite 700 Beverly Hills, CA 90212	2,500,000		50.00%

Timothy J Brasel 5770 S Beech Court Greenwood Village, CO 80121	2,500,000		50.00%

All Officers and Directors as a group	5,000,000		100.00%

_______________________
(1)	Amir F. Heshmatpour serves as the president and director of the Company.
(2)
Represents 2,500,000 shares of Common Stock owned by AFH Holding & Advisory LLC (“AFH Holding”).  Mr. Heshmatpour is the sole member of AFH Holding and has sole voting and investment control over the shares of Common Stock owned of record by AFH Holding. Accordingly, he may be deemed a beneficial owner of the 2,500,000 shares of Common Stock owned by AFH Holding.

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

EFP Rotenberg, LLP (“Rotenberg”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by EFP Rotenberg, as successor to Rotenberg, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,500 for the fiscal year ended October 31, 2010 and $2,550 for the fiscal year ended October 31, 2009.
Audit-Related Fees

There were no fees billed to the Company by EFP Rotenberg for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended October 31, 2010 and 2009.

Tax Fees

There were no fees billed to the Company by EFP Rotenberg for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended October 31, 2010 and for the fiscal year ended October 31, 2009.

PART IV

All Other Fees

There were no fees billed to the Company by EFP Rotenberg for other products and services for the fiscal years ended October 31, 2010 and 2009.

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

31.1
Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended January 31, 2011

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

AFH ACQUISITION IV, INC.

Dated: January 31, 2011	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary,	January 31, 2011
Amir F. Heshmatpour	Chief Financial Officer and Sole Director

/s/ Timothy J. Brasel	Director	January 31, 2011
Timothy J. Brasel