Form 10-Q
period 2011-01-31
AFH ACQUISITION IV, INC.
filed 2011-03-11
CIK 1420031

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒  Yes ☐  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 11, 2011:  5,000,000 shares of common stock.

AFH ACQUISITION IV, Inc.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Balance Sheets at January 31, 2011 (Unaudited) and October 31, 2010	F-1

	Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through January 31, 2011 (Unaudited)	F-2

	Statements of Operations for the Three Months Ended January 31, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through January 31, 2011 (Unaudited)	F-3

	Statements of Cash Flows for the Three Months Ended January 31, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through January 31, 2011 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	3

Item 4.	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

PART I – FINANCIAL INFORMATION
AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
JANUARY 31, 2011

AFH ACQUISITION IV INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at January 2011 (Unaudited) and October 31, 2010	F-1

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through January 31, 2011 (Unaudited)	F-2

Statements of Operations for the Three Months Ended January 31, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through January 31, 2011 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended January 31, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through January 31, 2011 (Unaudited)	F-4

Notes to Financial Statements	F-5 – F-8

	AFH ACQUISITION IV, INC.
	(A DEVELOPMENT STAGE COMPANY)
	(A DELAWARE CORPORATION)
	Beverly Hills, CA

	BALANCE SHEETS

		(Unaudited)
		January 31,	October 31,
		2011	2010

	ASSETS
	Prepaid Expenses	—	—

	Total Assets	$—	$—

	LIABILITIES AND STOCKHOLDER'S DEFICIT

	Liabilities
	Accrued Expenses	$4,978	$3,703
	Due to Parent	11,895	11,895

	Total Liabilities	16,873	15,598

	Stockholder's Deficit
Preferred Stock:	$.001 Par; 20,000,000 Shares Authorized,
	-0- Issued and Outstanding	—	—
Common Stock:	$.001 Par; 100,000,000 Shares Authorized;
	5,000,000 Issued and Outstanding	5,000	5,000
	Additional Paid-In-Capital	20,000	20,000
	Deficit Accumulated During Development Stage	(41,873)	(40,598)

	Total Stockholder's Deficit	(16,873)	(15,598)

	Total Liabilities and Stockholder's Deficit	$—	$—

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH JANUARY 31, 2011

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - September 24, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	(7,600)	(7,600)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(29,453)	(4,453)

Net Loss for the Period	—	—	—	—	(7,317)	(7,317)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(36,770)	(11,770)

Net Loss for the Period	—	—	—	—	(3,828)	(3,828)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	(40,598)	(15,598)

Net Loss for the Period	—	—	—	—	(1,275)	(1,275)

Balance - January 31, 2011	5,000,000	$5,000	$20,000	$—	$(41,873)	$(16,873)

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Three Months Ended		(September 24, 2007)
	January 31,		Through
	2011	2010	January 31, 2011

Revenues	$—	$—	$—

Expenses
Consulting	$—	$—	$1,736
Interest	—	—	15
Legal and Professional	1,275	787	38,258
Office Expenses	—	—	702
Organizational Costs	—	—	962

Total Expenses	$1,275	$787	$41,673

Net Loss for the Period Before Taxes	$(1,275)	$(787)	$(41,673)

Franchise Tax	—	—	200

Net Loss for the Period After Taxes	$(1,275)	$(787)	$(41,873)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Years Ended		(September 24, 2007)
	January 31,		Through
	2011	2010	January 31, 2011

Cash Flows from Operating Activities
Net Loss for the Period	$(1,275)	$(787)	$(41,873)

Changes in Assets and Liabilities:
Prepaid Expenses	—	—	—
Accrued Expenses	1,275	787	4,978

Net Cash Flows from Operating Activities	—	—	(36,895)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	—	—	11,895
Cash Proceeds from Stock Subscriptions	—	—	4,900
Cash Proceeds from Sale of Stock	—	—	20,100

Net Cash Flows from Financing Activities	—	—	36,895

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations.  As a result, there is an accumulated deficit of $41,873 at January 31, 2011.

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
Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the majority shareholder of the Company. There are no repayment terms.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (inception) to January 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At January 31, 2011, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2011. *

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

Dated: March 11, 2011

AFH ACQUISITION IV, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President, CEO and Principal Financial Officer