Form 10-Q
period 2011-04-30
EMMAUS HOLDINGS, INC.
filed 2011-05-13
CIK 1420031

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53072

EMMAUS HOLDINGS, INC.
(Name of registrant in its charter)

Delaware	41-2254389
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

20725 S Western Avenue
Suite 136
Torrance, CA 90501
(Address of principal executive offices)

Issuer’s telephone number:  (310) 214-0065

AFH ACQUISITION IV, INC
9595 Wilshire Blvd, Ste 700, Beverly Hills, CA  90212
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
☐  Yes ☒  No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2011:  24,413,714 shares of common stock.

EMMAUS HOLDINGS, INC.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Balance Sheets at April 30, 2011 (Unaudited) and October 31, 2010	F-1

	Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-2

	Statements of Operations for the Three and Six Months Ended April 30, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-3

	Statements of Cash Flows for the Six Months Ended April 30, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	3

Item 4.	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Reserved	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

PART I – FINANCIAL INFORMATION

EMMAUS HOLDINGS, INC.
Formerly Known as AFH Acquisition IV, Inc.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
TORRANCE, CA

FINANCIAL REPORTS
AT
APRIL 30, 2011

EMMAUS HOLDINGS, INC.
Formerly Known as AFH Acquisition IV, Inc.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Torrance, CA

TABLE OF CONTENTS

Balance Sheets at April 30, 2011 (Unaudited) and October 31, 2010	F-1

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-2

Statements of Operations for the Three and Six Months Ended April 30, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-3

Statements of Cash Flows for the Three and Six Months Ended April 30, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-4

Notes to Financial Statements	F-5 – F-8

EMMAUS HOLDINGS, INC.
Formerly Known as AFH Acquisition IV, Inc. (A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Torrance, CA

BALANCE SHEETS

	(Unaudited)
	April 30,	October 31,
	2011	2010

ASSETS
Cash and Cash Equivalents	260	—
Due from Parent	1,137,874	—

Total Assets	$1,138,134	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$863	$3,703
Due to Parent	—	11,895

Total Liabilities	863	15,598

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,577,750 and 5,000,000 Issued and Outstanding at		0
April 30, 2011 and October 31, 2010, respectively	1,160,500	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(43,229)	(40,598)

Total Stockholder's Deficit	1,137,271	(15,598)

Total Liabilities and Stockholder's Deficit	$1,138,134	$—

EMMAUS HOLDINGS, INC.
Formerly Known as AFH Acquisition IV, Inc. (A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Torrance, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH APRIL 30, 2011 - UNAUDITED

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - September 24, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	(7,600)	(7,600)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(29,453)	(4,453)

Net Loss for the Period	—	—	—	—	(7,317)	(7,317)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(36,770)	(11,770)

Net Loss for the Period	—	—	—	—	(3,828)	(3,828)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	(40,598)	(15,598)

Common Stock Issued for Cash	577,750	1,155,500	—	—	—	1,155,500

Net Loss for the Period	—	—	—	—	(2,631)	(2,631)

Balance - April 30, 2011	5,577,750	$1,160,500	$20,000	$—	$(43,229)	$1,137,271

EMMAUS HOLDINGS, INC.
Formerly Known as AFH Acquisition IV, Inc. (A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Torrance, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Six Months Ended		(September 24, 2007)
	April 30,		April 30,		Through
	2011	2010	2011	2010	April 30, 2011

Revenues	$—	$—	$—	$—	$—

Expenses
Consulting	$—	$—	$—	$—	$1,736
Interest	—	—	—	—	15
Legal and Professional	863	1,244	2,138	2,031	39,121
Office Expenses	93	—	93	—	795
Organizational Costs	—	—	—	—	962
				—
Total Expenses	$956	$1,244	$2,231	$2,031	$42,629

Net Loss for the Period Before Taxes	$(956)	$(1,244)	$(2,231)	$(2,031)	$(42,629)

Franchise Tax	400	125	400	125	600

Net Loss for the Period After Taxes	$(1,356)	$(1,369)	$(2,631)	$(2,156)	$(43,229)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,077,899	5,000,000	5,038,304	5,000,000	5,005,276

EMMAUS HOLDINGS, INC.
Formerly Known as AFH Acquisition IV, Inc. (A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Torrance, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Six Months Ended		(September 24, 2007)
	April 30,		Through
	2011	2010	April 30, 2011

Cash Flows from Operating Activities
Net Loss for the Period	$(2,631)	$(2,156)	$(43,229)

Changes in Assets and Liabilities:
Prepaid Expenses	—	—	—
Accrued Expenses	(2,840)	(3,749)	863

Net Cash Flows from Operating Activities	(5,471)	(5,905)	(42,366)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	5,731	5,905	17,626
Cash Proceeds from Stock Subscriptions	—	—	4,900
Cash Proceeds from Sale of Stock	—	—	20,100

Net Cash Flows from Financing Activities	5,731	5,905	42,626

Net Change in Cash and Cash Equivalents	260	—	260

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$260	$—	$260

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Proceeds Held by Parent	$1,155,500	$—	$1,155,500

EMMAUS HOLDINGS, INC.
Formerly Known as AFH Acquisition IV, Inc.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Torrance, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

Prior to May 3, 2011, Emmaus Holdings, Inc. (the “Company”) formerly known as AFH Acquisition IV, Inc., was a development stage company that was incorporated under the laws of the State of Delaware on September 24, 2007.  The Company was majority owned by AFH Holding & Advisory, LLC (the “Parent”).  The financial statements presented represent only those transactions of Emmaus Holdings, Inc. On April 21, 2011, AFH Acquisition IV, Inc. entered into a merger agreement and plan of merger with Emmaus Medical, Inc., which closed on May 3, 2011 (See Note G).

Emmaus is engaged in the discovery, development, and commercialization of innovative and cost-effective treatments and therapies, areas that may have traditionally been underserved by large pharmaceutical companies. Emmaus believes that there are attractive niche markets and financial opportunities for companies one that specializes in treatments for rare diseases.  Over time, Emmaus plans to expand the business to include developing and marketing products to treat more common diseases.  The primary focus of the business is the late-stage development of the amino acid L-glutamine as a prescription drug for the treatment of sickle cell disease (“SCD”).  To a lesser extent, Emmaus is also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution] and promotion of Zorbtive® [somatropin (rDNA origin) for injection], as a treatment for short bowel syndrome (“SBS”) and the sale of L-glutamine as a nutritional supplement under the brand name AminoPure®.  Since inception, Emmaus has generated minimal revenues from the sale and/or promotion of NutreStore®, Zorbtive® and AminoPure®.

The condensed financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-K, and other reports filed with the SEC.

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

- continued -

EMMAUS HOLDINGS, INC.
Formerly Known as AFH Acquisition IV, Inc.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Torrance, CA

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

EMMAUS HOLDINGS, INC.
Formerly Known as AFH Acquisition IV, Inc.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Torrance, CA

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies - continued
Financial Instruments

The Company’s financial instruments consist of cash and due from parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

The Company’s financial statements have been presented on the basis that it is a justified going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $43,229 at April 30, 2011.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

EMMAUS HOLDINGS, INC.
Formerly Known as AFH Acquisition IV, Inc.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Torrance, CA

NOTES TO FINANCIAL STATEMENTS

Note E -	Due from Parent
Represents cash advance to/from AFH Holding & Advisory, LLC. AFH Holding & Advisory, LLC is the majority shareholder of the Company. There are no repayment terms.

Note F -	Stock Transactions

On April 19, 2011, the Company sold an aggregate of 577,750 shares of common stock at a per share purchase price of $2.00 per share for gross proceeds of approximately $1.2 million (the “Private Placement”).  The shares of our common stock sold in the Private Placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Note G -	Subsequent Events

Pursuant to a Merger Agreement, dated April 21, 2011 (the “Merger Agreement”), by and among AFH Acquisition IV, Inc. (“AFH IV”), AFH Merger Sub, Inc. (“AFH Merger Sub”), AFH Holding & Advisory, LLC (“AFH Advisory”), and Emmaus Medical, Inc. (“Emmaus”), Emmaus merged with and into AFH Merger Sub with Emmaus continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger on May 3, 2011, AFH IV changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.”

Upon consummation of the Merger, (i) each outstanding share of Emmaus common stock was exchanged for 29.48548924976 shares of AFH IV common stock, (ii) each outstanding Emmaus option and warrant, which was exercisable for one share of Emmaus common stock, was exchanged for an option or warrant, as applicable, exercisable for 29.48548924976 shares of AFH IV common stock; and (iii) each outstanding convertible note of Emmaus, which was converted for one share of Emmaus common stock, was exchanged for a convertible note exercisable for 29.48548924976 shares of AFH IV common stock. As a result of the Merger, securityholders of Emmaus received 20,673,714 shares of AFH IV common stock, options and warrants to purchase an aggregate of 316,186 shares of AFH IV common stock, and convertible notes to purchase an aggregate of 260,098 shares of AFH IV common stock.

The Company entered into employment agreements with Yutaka Niihara, M.D., MPH, its Chief Executive Officer, Willis C. Lee, its Chief Operating Officer, and Lan T. Tran, its Chief Administrative Officer on April 5, 2011 and with Yasushi Nagasaki, its Chief Financial Officer, on April 8, 2011 (collectively, the “Employment Agreements”).  Each of the Employment Agreements has an initial 2-year term, unless terminated earlier.  The Employment Agreements for Dr. Niihara, Mr. Lee and Ms. Tran automatically renew for additional one year periods unless the Company or the officer provides notice of non-renewal at least sixty (60) days prior to the expiration of the then current term.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Prior to May 3, 2011, Emmaus Holdings, Inc. (the “Company”) formerly known as AFH Acquisition IV, Inc., was a development stage company that was incorporated under the laws of the State of Delaware on September 24, 2007.  The Company was majority owned by AFH Holding & Advisory, LLC (the “Parent”).  The financial statements presented represent only those transactions of Emmaus Holdings, Inc. (See Note G).

Pursuant to Merger Agreement, dated April 21, 2011 (the “Merger Agreement”), by and among the Company, AFH Merger Sub, Inc. (“AFH Merger Sub”), AFH Holding & Advisory, LLC (“AFH Advisory”), and Emmaus Medical, Inc. (“Emmaus”), Emmaus merged with and into AFH Merger Sub with Emmaus continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger on May 3, 2011, The Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.”

Upon consummation of the Merger, (i) each outstanding share of Emmaus common stock was exchanged for 29.48548924976 shares of  AFH Acquisition IV, Inc. common stock, (ii) each outstanding Emmaus option and warrant, which was exercisable for one share of Emmaus common stock, was exchanged for an option or warrant, as applicable, exercisable for 29.48548924976 shares of  AFH Acquisition IV, Inc. common stock; and (iii) each outstanding convertible note of Emmaus, which was converted for one share of Emmaus common stock, was exchanged for a convertible note exercisable for 29.48548924976 shares of  AFH Acquisition IV, Inc. common stock. As a result of the Merger, securityholders of Emmaus received 20,673,714 shares of  AFH Acquisition IV, Inc. common stock, options and warrants to purchase an aggregate of 316,186 shares of common stock, and convertible notes to purchase an aggregate of 260,098 shares of AFH Acquisition IV, Inc. common stock.

Emmaus is engaged in the discovery, development, and commercialization of innovative and cost-effective treatments and therapies, areas that may have traditionally been underserved by large pharmaceutical companies. Emmaus believes that there are attractive niche markets and financial opportunities for companies one that specializes in treatments for rare diseases.  Over time, Emmaus plans to expand the business to include developing and marketing products to treat more common diseases.  The primary focus of the business is the late-stage development of the amino acid L-glutamine as a prescription drug for the treatment of sickle cell disease (“SCD”).  To a lesser extent, Emmaus is also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution] and promotion of Zorbtive® [somatropin (rDNA origin) for injection], as a treatment for short bowel syndrome (“SBS”) and the sale of L-glutamine as a nutritional supplement under the brand name AminoPure®.  Since inception, Emmaus has generated minimal revenues from the sale and/or promotion of NutreStore®, Zorbtive® and AminoPure®.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (inception) to April 30, 2011.   See the Company's Current Report on Form 8-K filed with the SEC on May 4, 2011, for results of operations of Emmaus.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At April 30, 2011, the Company had limited capital resources and has relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended April 30, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

As of May 3, 2011, we completed a merger as disclosed in Note G.  Upon completion of the merger the Company adopted the operating control system of Emmaus Medical, Inc.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Reserved.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30,  2011.*

31.2
Certification of the Company's Prinicipal Finanical Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30, 2011.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company's Prinicipal Finanical Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  May 13, 2011

EMMAUS HOLDINGS, INC.
(Registrant)

By:	/s/ Yutaka Niihara
Name:	Yutaka Niihara M.D., MPH.
Title:	President and Chief Executive Officer