Form 10-Q/A
period 2011-04-30
EMMAUS HOLDINGS, INC.
filed 2011-07-05
CIK 1420031

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
☐  Yes ☒  No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 5, 2011:  24,429,258 shares of common stock.

EMMAUS HOLDINGS, INC.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Balance Sheets at April 30, 2011 (Unaudited) and October 31, 2010	F-1

	Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-2

	Statements of Operations for the Three and Six Months Ended April 30, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-3

	Statements of Cash Flows for the Six Months Ended April 30, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-8

Item 6.	Exhibits	4

Signatures		5

EXPLANATORY NOTE

AFH Acquisition IV, Inc, a Delaware corporation, is filing this Amendment No.1 to its Form 10-Q for the period ended April 30, 2011 which was originally filed with the securities and exchange commission on May 13, 2011, in order to revise Part I – Financial Statements Note E to further describe the nature of due from parent transactions as well as Note G, to include a additional disclosures on consulting services and cancelation of shares.

Except as described above, Amendment No.1 does not amend any other Item of the Form 10-Q and does not modify or update in any way the disclosures contained in the original Form 10-Q.

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

1

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

Represents cash advance to/from AFH Holding & Advisory, LLC for services and  expenses paid for on the Company’s behalf and proceeds of the sale of stock.  The proceeds are held by AFH Holding & Advisory in anticipation of the continue costs of merging.   AFH Holding & Advisory, LLC is the majority shareholder of the Company.  There are no repayment terms.

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

Emmaus agreed to reimburse AFH Advisory, our Parent, an aggregate of $900,000 consisting of $500,000 for the identification of AFH IV and providing consulting services related to coordination the Merger and managing the interrelationship of legal and accounting activities and $400,000 for expenses incurred in connection with providing services; and that AFH Advisory is entitled, in its sole discretion, to either be reimbursed such costs in cash from the proceeds of any public offering conducted by the Company or to convert such amount into five-year warrants to purchase additional shares of common stock at a valuation equal to 75% of the fair market value of the common stock if the Company closes a public offering.  We further note that just prior to the closing of the merger, AFH Advisory canceled an aggregate of 1,827,750 shares of our common stock.

Upon consummation of the Merger, (i) each outstanding share of Emmaus common stock was exchanged for 29.48548924976 shares of AFH IV common stock, (ii) each outstanding Emmaus option and warrant, which was exercisable for one share of Emmaus common stock, was exchanged for an option or warrant, as applicable, exercisable for 29.48548924976 shares of AFH IV common stock; and (iii) each outstanding convertible note of Emmaus, which was converted for one share of Emmaus common stock, was exchanged for a convertible note exercisable for 29.48548924976 shares of AFH IV common stock. As a result of the Merger, securityholders of Emmaus received 20,628,305 shares of AFH IV common stock, options and warrants to purchase an aggregate of 326,507 shares of AFH IV common stock, and convertible notes to purchase an aggregate of 270,648 shares of AFH IV common stock.

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

Dated:  July 5, 2011

EMMAUS HOLDINGS, INC.
(Registrant)

By:	/s/ Yutaka Niihara
Name:	Yutaka Niihara M.D., MPH.
Title:	President and Chief Executive Officer