Form 10-Q
period 2011-06-30
EMMAUS HOLDINGS, INC.
filed 2011-08-15
CIK 1420031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  000-53072

EMMAUS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-2254389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20725 S. Western Avenue, Suite 136
Torrance, CA 90501
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

310-214-0065
 (COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

_______________________________________________
Former Name

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The registrant had 24,381,667 shares of common stock, par value $0.001 per share, outstanding as of August 12, 2011.

EMMAUS HOLDINGS, INC.
 FORM 10-Q
 For the Quarterly Period Ended June 30, 2011
 INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1

		(b) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and from December 20, 2000 (Inception) to June 30, 2011 (Unaudited)	2

		(c) Consolidated Statement of Changes in Shareholders’ Equity for the Period from December 20, 2000 (Inception) to June 30, 2011	5

		(d) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and from December 20, 2000 (Inception) to June 30, 2011 (Unaudited)	7

		(e) Notes to Consolidated Financial Statements as of and for the Six Months ended June 30, 2011 (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4.	Controls and Procedures	35

Part II	Other Information

	Item 1.	Legal Proceedings	36

	Item 1A.	Risk Factors	36

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	36

	Item 3.	Default Upon Senior Securities	36

	Item 4.	Removed and Reserved	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	37

Signatures

i

Item 1. Financial Statements

EMMAUS HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Balance Sheets
	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$432,262	$258,676
Accounts receivable	38,611	21,746
Inventories	281,705	130,573
Marketable securities	1,173,770	1,674,386
Prepaid expenses and other current assets	50,286	11,479
Total Current Assets	1,976,634	2,096,860

PROPERTY AND EQUIPMENT, net	83,322	94,179

OTHER ASSETS
Marketable securities, long-term	1,173,770	-
Intangibles, net	48,906	134,880
Notes receivable	18,000	18,000
Deposits	376,319	348,408
Total Other Assets	1,616,995	501,288
Total Assets	$3,676,951	$2,692,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,121,688	$190,107
Due to related party	703,893	-
Dissenting shareholders’ interest payable	200,000	-
Notes payable	480,000	460,000
Convertible notes payable, net	178,483	246,889

LONG-TERM LIABILITIES
Notes payable	200,000	-
Convertible notes payable	828,100	184,030
Total Liabilities	3,712,164	1,081,026

SHAREHOLDERS’ EQUITY
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 24,381,667, (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) and 20,365,054 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	24,382	20,365
Additional paid-in capital	14,555,603	13,799,999
Accumulated other comprehensive income, net of deferred tax provision of $0	1,215,726	542,573
Deficit accumulated during the development stage	(15,830,924)	(12,751,636)
Total Shareholders’ Equity	(35,213)	1,611,301
Total Liabilities & Shareholders’ Equity	$3,676,951	$2,692,327
The accompanying notes are an integral part of these financial statements.

EMMAUS HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
SALES	100,101	19,847	159,569	69,394	534,068
SALES RETURN	(2,043)	(20,130)	(2,298)	(23,888)	(32,655)
REVENUES	98,058	(283)	157,271	45,506	501,413

COST OF GOODS SOLD
Cost of goods sold	45,588	7,882	70,689	30,415	296,723
Scrapped inventory	-	-	-	-	235,537
Total cost of goods sold	45,588	7,882	70,689	30,415	532,260
GROSS PROFIT (LOSS)	52,470	(8,165)	86,582	15,091	(30,847)

OPERATING EXPENSES
Research and development	337,889	236,547	648,652	458,493	5,548,304
Selling	174,185	168,310	375,696	293,352	2,177,904
General and administrative	1,478,786	400,563	2,126,611	806,984	7,739,351
	1,990,860	805,420	3,150,959	1,558,829	15,465,559
LOSS FROM OPERATIONS	(1,938,390)	(813,585)	(3,064,377)	(1,543,738)	(15,496,406)

OTHER INCOME (EXPENSE)
Interest income	10,169	9,382	16,614	18,391	101,848
Interest expense	(18,864)	(11,893)	(30,675)	(23,843)	(420,668)
	(8,695)	(2,511)	(14,061)	(5,452)	(318,820)
LOSS BEFORE INCOME TAXES	(1,947,085)	(816,096)	(3,078,438)	(1,549,190)	(15,815,226)
INCOME TAXES	-	(1,250)	850	-	15,698
NET LOSS	(1,947,085)	(814,846)	(3,079,288)	(1,549,190)	(15,830,924)
OTHER INCOME Unrealized holding gain on securities available-for-sale	673,153	-	(86,667)	-	1,215,726
COMPREHENSIVE LOSS	(1,273,932)	(814,846)	(3,165,955)	(1,549,190)	(14,615,198)
NET LOSS PER COMMON SHARE	(0.05)	(0.04)	(0.14)	(0.08)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,077,289	19,288,138	21,678,616	19,288,138

The accompanying notes are an integral part of these financial statements.

EMMAUS HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
for the period from December 20, 2000 (Inception) to June 30, 2011
(unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized
	Shares	Common stock	Additional Paid-inCapital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Balance, December 31, 2000 (1) (2)	12,531,125	$12,531	$(2,931)	-	$-	$9,600

Net loss	-	-	-	-	(21,942)	(21,942)

Balance, December 31, 2001	12,531,125	12,531	(2,931)	-	(21,942)	(12,342)

Net loss	-	-	-	-	(12,464)	(12,464)

Balance, December 31, 2002	12,531,125	12,531	(2,931)	-	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital	-	-	(34,406)	-	34,406	-

Common stock issued	737,125	737	249,263	-	-	250,000
						-
Net loss	-	-	-	-	(97,481)	(97,481)

Balance, December 31, 2003	13,268,250	13,268	211,926	-	(97,481)	127,713

(1) Reflects recapitalization of members’ equity of Emmaus Medical, LLC (425,000 pre-merger) into 12,531,125 shares of common stock of Emmaus Medical, Inc.

(2)  The stockholders’ equity has been recapitalized to give effect to the share exchanged by existing stockholders pursuant to the merger agreement dated May 3, 2011, more fully discussed in the Recapitalization and change in legal status of entity footnotes to these financial statements.

EMMAUS HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
for the period from December 20, 2000 (Inception) to June 30, 2011
(unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized
	Shares	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive income	Deficit Accumulated during Development Stage	Total

Balance, December 31, 2003	13,268,520	$13,268	$211,926	$-	$(97,481)	$127,713

Common stock issued	1,615,542	1,616	646,459	-	-	648,075

Net loss	-	-	-	-	(624,936)	(624,936)

Balance, December 31, 2004	14,883,792	14,884	858,385	-	(722,417)	150,852

Common stock issued	398,549	399	327,886	-	-	328,285

Net loss	-	-	-	-	(668,091)	(668,091)

Balance, December 31, 2005	15,282,341	15,283	1,186,271	-	(1,390,508)	(188,954)

Common stock issued	523,388	523	824,517	-	-	825,040

Net loss	-	-	-	-	(759,962)	(759,962)

Balance, December 31, 2006	15,805,729	15,806	2,010,788	-	(2,150,470)	(123,876)

Common stock issued	1,344,162	1,344	2,732,516	-	-	2,733,860

Net loss	-	-	-	-	(1,282,212)	(1,282,212)

Balance, December 31, 2007	17,149,891	17,150	4,743,304	-	(3,432,682)	1,327,772

EMMAUS HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
for the period from December 20, 2000 (Inception) to June 30, 2011
(unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized
	Shares	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive income	Deficit Accumulated during Development Stage	Total

Balance, December 31, 2007	17,149,891	$17,150	$4,743,304	$-	$(3,432,682)	$1,327,772

Common stock issued	1,226,959	1,227	3,389,464	-	-	3,390,691

Net loss	-	-	-	-	(2,993,777)	(2,993,777)

Balance, December 31, 2008	18,376,850	18,377	8,132,768	-	(6,426,459)	1,724,686

Warrants issued	-	-	160,000	-	-	160,000

Common stock issued, net of issuance cost of $160,000	854,446	854	2,078,071	-	-	2,078,925
Net loss	-	-	-	-	(2,567,807)	(2,567,807)
Balance, December 31, 2009	19,231,296	19,231	10,370,839	-	(8,994,266)	1,395,804

Warrants issued	-	-	480,000	-	-	480,000
Common stock issued, net of issuance cost of $480,000	705,900	706	1,643,588	-	-	1,644,294
Conversion of notes payable to common stock	427,857	428	1,305,572	-	-	1,306,000
Unrealized gain on securities available for sale	-	-	-	542,573	-	542,573

Net loss	-	-	-	-	(3,757,370)	(3,757,370)

Balance, December 31, 2010	20,365,053	20,365	13,799,999	542,573	(12,751,636)	1,611,301

EMMAUS HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
for the period from December 20, 2000 (Inception) to June 30, 2011
(unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized
	Shares	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive income	Deficit Accumulated during Development Stage	Total

Balance, December 31, 2010	20,365,053	$20,365	$13,799,999	$542,573	$(12,751,636)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	1,153,402	-	-	1,153,674
Conversion of notes payable to common stock	36,514	37	109,993	-	-	110,030
Shares issued to existing shell shareholders in the reorganization	3,750,000	3,750	(503,750)			(500,000)
Proceeds from exercise of warrants	4,718	5	14,395			14,400
Cashless exercise of warrants	413	-	-	-	-	-
Common stock repurchased and cancelled from dissenting shareholders	(47,178)	(47)	(199,953)	-	-	(200,000)
Warrants issued in conjunction with convertible note (25,000)			58,790			58,790
Impact of beneficial conversion feature			122,727			122,727
Unrealized gain on securities	-	-	-	673,153	-	673,153
Net loss	-	-	-	-	(3,079,288)	(3,079,288)

Balance, June 30, 2011	24,381,667	$24,382	$14,555,603	$1,215,726	(15,830,924)	$(35,213)

The accompanying notes are an integral part of these financial statements.

EMMAUS HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
 (unaudited)

	Six months ended			From December 20, 2000 (date of inception) to
	June 30, 2011	June 30,2010		June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,079,288)		$(1,549,190)	$(15,830,924)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	98,325		140,790	805,073
Cost of scrapped inventory written off	-		-	235,537
Net changes in operating assets and liabilities, net of acquisition
Accounts receivable	(16,865)		16,638	(44,717)
Inventory	(151,132)		(118,764)	(513,232)
Prepaid expenses and other current assets	(38,807)		681	(68,286)
Deposits	(27,911)		(230,792)	(325,683)
Accounts payable and accrued expenses	938,791		(145,671)	1,087,009
Due to related party	203,893		-	203,893
Net cash flows used in operating activities	(2,072,994)		(1,886,308)	(14,451,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	-		-	(750,000)
Purchases of marketable securities	-		-	(1,131,813)
Cash paid to form (establish)subsidiary	-		-	(18,250)
Purchases of property and equipment	(1,494)		(4,630)	(187,301)
Net cash flows used in investing activities	(1,494)		(4,630)	(2,087,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	-		-	299,500
Repayment of line of credit	-		-	(299,500)
Proceeds from notes payable issued	400,000		93,212	1,142,463
Payments of notes payable	(180,000)		-	(215,576)
Proceeds from convertible notes payable issued	860,000		200,000	2,350,030
Proceeds from issuance of common stock	1,168,074		1,296,575	13,682,438
Net cash flows from financing activities	2,248,074		1,589,787	16,959,356

Net increase in cash and cash equivalents	173,586		(301,151)	420,662

Cash and cash equivalents, beginning of period	258,676		389,554	-
Cash acquired	-		-	11,600
Cash and cash equivalents, end of period	$432,262		$88,403	$432,262
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$30,675		$23,843	$420,668
Income taxes paid	$850	$		$15,698
Non cash transaction:
Conversion of Notes Payable to common stock	$110,030		$-	$1,416,030
Due to related party in reverse merger	$500,000		$-	$500,000
The accompanying notes are an integral part of these financial statements.

Emmaus Holdings, Inc.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Organization – Emmaus Holdings, Inc. (the “Company” or “Emmaus”), which is engaged in the discovery, development, and commercialization of treatments and therapies for rare diseases, was incorporated in the state of Delaware on September 24, 2007.  Pursuant to an Agreement and Plan of Merger, dated April 21, 2011 (the “Merger Agreement”), by and among the Company, AFH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“AFH Merger Sub”), AFH Holding and Advisory, LLC, and Emmaus Medical, Inc. (“Emmaus Medical”), Emmaus Medical merged with and into AFH Merger Sub with Emmaus Medical continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” and became the parent company of Emmaus Medical.

Emmaus Medical is a Delaware corporation originally incorporated on September 12, 2003.  Emmaus Medical, LLC was organized on December 20, 2000. In October 2003, Emmaus Medical, LLC conducted a reorganization and merged with Emmaus Medical.  As a result of the merger, Emmaus Medical acquired the exclusive patent rights for a treatment for sickle cell disease.

In October 2010, the Company established Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”) by paying 97.33% of the initial capital. EM Japan is engaged in the business of trading in nutritional supplements and other medical products and drugs. The results of EM Japan have been included in the consolidated financial statements of the Company since the date of formation. The aggregate investment price was $52,500 ($18,250 in cash and $34,250 in loan). Emmaus Medical acquired the additional 3% of the outstanding shares of EM Japan during the three months ended March 31, 2011 and is the 100% owner of the outstanding share capital.

Emmaus, its wholly-owned subsidiary, Emmaus Medical, and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation and EM Japan, are collectively referred to herein as the “Company.”

Nature of Business – The Company has undertaken the business of developing and commercializing cost-effective treatments and therapies for rare diseases.  The Company’s primary business purpose is to continue its late-stage development of the amino acid L-glutamine as a prescription drug for the treatment of sickle cell disease (“SCD”).  The Company’s current focus is to complete the Phase 3 clinical trial on SCD that involves over 20 research sites and 200 patients.  The Company also sells and/or promotes certain other prescription pharmaceutical drugs, primarily Zorbtive® and NutreStore® that are used in combination as a treatment for short bowel syndrome.  Over time, the Company plans to expand its mission to include developing and marketing products for more common diseases.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2010.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Going concern – The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses from operations for the six months ended June 30, 2011 totaling $3,064,377 as well as accumulated deficit since inception amounting to $15,830,924. Further the Company appears to have inadequate cash and cash equivalents of $432,262 as of June 30, 2011 considering that revenues from operations since inception totaled only $501,413. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

Recapitalization and change in legal status of entity – In October 2003, Emmaus Medical acquired substantially all of the assets of Emmaus Medical, LLC.  The stockholders of Emmaus Medical were substantially the same as the members of Emmaus Medical, LLC.  As such, the transaction was accounted for as a transfer of assets between entities under common control pursuant to accounting standards codification 805, Business Combinations.

For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set of assets is separated from the transferor, which include the ability to sustain a revenue stream by providing its outputs to customers. Emmaus Medical obtained the inputs and processes necessary for normal operations. The transaction has been accounted for as a recapitalization of Emmaus Medical, LLC. Accordingly, the assets were carried over to Emmaus Medical, Inc. at the historical carrying values and the historical operations of those assets owned by Emmaus Medical are presented in the accompanying financial statements as the historical operations of Emmaus Medical, Inc. for all periods presented.

The effect of the recapitalization was to retroactively present the stockholders’ equity of Emmaus Medical, Inc. (the surviving entity) to the earliest period presented in the financial statements.  This recapitalization had no effect on results of operations for any period presented.  Also, concurrent with the recapitalization, Emmaus Medical changed its legal status from a Limited Liability Company to a “C” Corporation.  In connection with this change, deficits accumulated in the Limited Liability Company were transferred to additional paid in capital.

Pursuant to the Merger Agreement, Emmaus Medical merged with and into AFH Merger Sub with Emmaus Medical continuing as the surviving entity (the “Merger”).

Upon the closing of the Merger on May 3, 2011, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.”

Upon consummation of the Merger, (i) each outstanding share of Emmaus Medical common stock was exchanged for 29.48548924976 shares of Company common stock, (ii) each outstanding Emmaus Medical option and warrant, which was exercisable for one share of Emmaus Medical common stock, was exchanged for an option or warrant, as applicable, exercisable for 29.48548924976 shares of Company common stock; and (iii) each outstanding convertible note of Emmaus Medical, which was converted for one share of Emmaus Medical common stock, was exchanged for a convertible note exercisable for 29.48548924976 shares of Company common stock.

As a result of the Merger, security holders of Emmaus Medical received 20,628,305 shares of Company common stock, options and warrants to purchase an aggregate of 326,507 shares of Company common stock, and convertible notes to purchase an aggregate of 271,305 shares of Company common stock.

Four stockholders exercised their dissenters’ rights in connection with the Merger and returned an aggregate of 47,178 shares for an aggregate of $200,000.  The shares were cancelled as of May 3, 2011, the closing date of the Merger.

For accounting purposes, the Merger transaction is being accounted for as a reverse merger. The transaction has been treated as a recapitalization of Emmaus Medical and its subsidiaries, with Emmaus Holdings, Inc. (the legal acquirer of Emmaus Medical and its subsidiaries) considered the accounting acquiree and Emmaus Medical whose management took control of Emmaus Holdings, Inc. (the legal acquiree of Emmaus Medical) considered the accounting acquirer.

Principles of consolidation – The financial statements include the accounts of the Company (and its wholly-owned subsidiary, Emmaus Medical, Inc., and its wholly-owned subsidiaries, Newfield Nutrition Corporation and Emmaus Medical Japan, Inc (“EM Japan”). All significant intercompany transactions have been eliminated.

Development stage company – The Company is a development stage company as defined in accounting principles generally accepted in the United States of America. The Company is considered a development stage company because it devotes substantially all of its time to research and development for potential pharmaceutical products and to establish its business and operations. The minimal sales for the period from inception to June 30, 2011 are from NutreStore and the products of its wholly owned subsidiary Newfield Nutrition Corporation which is not considered to be a part of its principal operations.

Use of estimates – Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among other things, management has estimated the useful lives of equipment and other assets, along with the variables used to calculate the valuation of stock options and warrants using the Black-Scholes-Merton option valuation model.  Actual results could differ from those estimates.

Cash and cash equivalents – Cash and cash equivalents include all short-term securities with original maturities of less than ninety days. The Company maintains its cash and cash equivalents at insured financial institutions, the balances of which may, at times, exceed federally insured limits.  Management believes that the risk of loss due to the concentrations is minimal.

Inventories – Inventories as of June 30, 2011 consist of 60% finished goods and 40% work–in-process and are valued based on first-in, first-out and at the lesser of cost or market value. All of the purchases during the six months ended June 30, 2011 and 2010 were from two vendors. Purchases from the two vendors amounted to 69% and 31% of total purchases during the six months ended June 30, 2011.

Deposits – Carrying value of amounts transferred to third parties for security purposes that are expected to be returned or applied towards payment after one year or beyond the operating cycle, if longer.  Deposit amounts consist primarily of the 20% patient site enrollment deposit paid to ClinDatrix for the FDA Phase III clinical trial activities.

Revenue recognition – The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (“SAB 104”).

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.

The Company is currently required to pay royalties to CATO Holding Company on an annual basis, which is recognized as an expense upon sale of the products.

Allowance for doubtful accounts – The Company provides an allowance for uncollectible accounts based upon prior experience and management’s assessment of the collectability of existing specific accounts. As of June 30, 2011 and December 31, 2010, management considers all accounts receivable fully collectible.

Advertising cost – Advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2011 and 2010 were $33,817 and $20,877, respectively. Advertising costs from inception to June 30, 2011 were approximately $186,817.

Property and equipment – Leaseholds, furniture, and fixtures are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

Intangibles – The Company’s intangible assets include license issue fees and patent costs relating to a license agreement (Note 4). These intangible assets are amortized over a period of 3 years, the estimated legal life of the patents and economic life of the License Agreement.  The intangible assets are assessed by management, annually, for potential impairment.  No impairment exists as of June 30, 2011 and December 31, 2010.

Impairment of Long-Lived Assets – In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

•	significantly lower performance relative to expected historical or projected future operating results;
•	market projections;
•	its ability to obtain patents, including continuation patents, on technology;
•	significant changes in its strategic business objectives and utilization of the assets;
•	significant negative industry or economic trends, including legal factors;
•	potential for strategic partnerships for the development of its patented technology;
•	changing or implementation of rules regarding manufacture

If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management.

Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at June 30, 2011 and December 31, 2010.

There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

Research and development – Research and development consist of expenditures for the research and development of new products and technologies, which primarily involve contract research, payroll-related expenses, and other related supplies.  Research and development costs are expensed as incurred.

Share-based payments – The Company recognizes compensation cost for share-based compensation awards during the service term of the recipients of the share-based awards. The fair value of share-based is calculated using the Black-Scholes-Merton pricing model.  The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The expected term of awards granted is derived from historical data on awards exercised and post-vesting employment termination behavior.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the vesting period of the grant effective as of the date of the grant.  The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies.  These factors could change, affecting the determination of stock-based awards expense in future periods.

Income taxes – The Company accounts for income taxes under the asset and liability method, wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of June 30, 2011, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

As of June 30, 2011, all federal tax returns since 2008 and state tax returns since 2007 are still subject to adjustment upon audit.  No tax returns are currently being examined by taxing authorities.

Comprehensive income (loss) – Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss).  The only items of other comprehensive income (loss) for the Company are unrealized gains and losses on securities classified as available-for-sale.  When the Company realizes a gain or loss on available-for-sale securities for which an unrealized gain or loss was previously recognized, a corresponding reclassification adjustment is made to remove the unrealized gain or loss from other comprehensive income and reflect the realized gain or loss in current operations.

Marketable securities – Investment securities as of June 30, 2011 and December 31, 2010 are classified as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 147,100 shares of CellSeed stocks acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share.  CellSeed’s IPO (symbol 7776) was March 16, 2010.  As of December 31, 2010, and June 30, 2011, the closing price per share was 921 Yen and 1,287 Yen respectively.  Historical JASDEQ closing price can be found from http://www.bloomberg.com/apps/quote?ticker=7776:JP.  The Company’s position in CellSeed is many times the average daily trading volume of the stock on the JASDAQ exchange. Any attempt to sell the Company’s position in a short period of time may have an adverse impact on the price of the stock. During the six months ended June 30, 2011, the Company granted a security interest in 50% of its Cellseed securities to a lender as discussed in Note 5.

As of June 30, 2011, 50% of the investment in Cellseed is classified as a long term asset in the accompanying balance sheet.

Fair value measurements – The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company measures fair value under a framework that provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described as follows:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:
•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities are determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at June 30, 2011.

Net loss per share – In accordance with FASB ASC Topic 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.    Dilutive loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2011and 2010, there were 693,389 and 325,610 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2011-05, "Presentation of Comprehensive Income," was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011.  Comprehensive income includes certain items that are recognized as "other comprehensive income" ("OCI") and are excluded from net income.  Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges.  Under the provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement.  An existing option to present the components of OCI as part of the statement of changes in shareholders' equity is being eliminated.  The Company has currently unrealized holding gain on securities available-for-sale and is evaluating the preferable format for presentation of its other comprehensive income upon the effective date of the standard.

FASB Accounting Standards Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," was issued in May 2011 to be effective for fiscal years beginning after December 15, 2011.  The update changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (IFRS).  While many of the modifications are not expected to change the application of U.S. GAAP, there are additional disclosure requirements relating to the use of Level 3 inputs in determining fair value.  The Company does not expect the standard to have a material effect on its consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2011	December 31, 2010
Equipment	$111,978	$110,484
Leasehold Improvements	23,054	23,054
Furniture and Fixtures	52,269	52,269
	187,301	185,807
Less: accumulated depreciation	(103,979)	(91,628)
	$83,322	$94,179

During the six months ended June 30, 2011 and 2010, the depreciation expense was $12,351 and $13,593.  Depreciation expense from inception to June 30, 2011 was $103,979.

NOTE 4 – INTANGIBLE ASSETS

The Company is licensed to market and sell NutreStore® [L-glutamine powder for oral solution] and promote Zorbtive® [somatropin (rDNA origin) for injection], as a treatment for short bowel syndrome (“SBS”).

Intangible assets consisted of the following at:

	June 30, 2011	December 31, 2010
License fees and patent filing costs	$750,000	$750,000
Less: accumulated amortization	(701,094)	(615,120)
	$48,906	$134,880

During the six months ended June 30, 2011 and 2010, the amortization expense was $85,974 and $127,197.  Amortization expense from inception to June 30, 2011 was $701,094. Expected amortization expense for the year ended December 31, 2011 is estimated to be approximately $135,000.

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following at:
	June 30, 2011	December 31, 2010
Note payable to a shareholder, due on demand, interest payable monthly at 6.5% per annum.
*Yutaka Niihara – Note 1	$350,000	$350,000
*Yutaka Niihara – Note 2	-	80,000
Daniel Kimbell – Note 1	20,000	20,000
Daniel Kimbell – Note 2	10,000	10,000

Note payable to a shareholder, due on demand, interest payable monthly at 8% per annum.
*Yutaka Niihara – Note 3	100,000	-

Note Payable to related parties, due 2013, interest payable quarterly at 8% per annum
**Hope International Hospice, Inc.	200,000	-

Convertible note payable to related party, due 2012, interest payable annually at 8% per annum

*Yasushi Nagasaki	178,483	-

Convertible note payable to shareholders, due 2015, 0% interest payable.	72,000	132,030

Convertible note payable to shareholders, originally due in 2011 but extended by the Lender until 2014, interest payable monthly at 6.5% per annum	254,100	246,889

Convertible note payable to a bank, due in 2016, interest payable monthly at 10% per annum, beginning January 2012.	500,000	-

Convertible notes payable to shareholders, due in 2015, interest payable monthly at 6% per annum.	2,000	52,000
	$1,686,583	$890,919
Amount due in one year	(658,483)	(706,889)
Long term portion of notes payable	$1,028,100	$184,030
*Officers of the company
**Dr. Niihara is also the CEO of Hope International Hospice, Inc.

As of June 30, 2011 notes payable in the amount of $828,100 and $360,000 were convertible, at option of the lender, into shares of the Company’s common stock at $3.05 and $3.60 per share, respectively. During the six months ended June 30, 2011, notes payable in the amount of $110,030 were converted to common stock at a conversion price of $3.05 per share.

During the six months ended June 30, 2011, the Company issued a convertible note in the amount of $500,000 which bears interest at 10% per annum beginning on January 1, 2012. The note is convertible, at the lender’s option until one month after the Company’s shares of common stock are traded on NASDAQ, into common stock of the Company at a conversion price of $3.05 per share.  The note matures on March 14, 2016.  Immediately upon conversion of this note, the lender shall receive, without any consideration, warrants to acquire such number of shares of common stock of the Company equal to twenty-five percent of the number of shares received upon the conversion of the note.  The warrants will have an exercise price of $3.05 per share. These warrants will be exercisable by giving written notice to the Company. As security for the obligations under the note, the Company granted to the lender a security interest in 50% of the Company’s investment in marketable securities as specified in an agreement with the lender.

In addition, the Company issued a convertible note in the principal amount of $360,000 during the six months ended June 30, 2011.  The note matures on June 29, 2012 and bears interest at 8% per annum.  The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share at the lender’s option.  The lender will receive a warrant to purchase such number of shares equal to twenty-five percent of the number of shares received upon such conversion.  Such warrants will have an exercise price equal to 75% of the fair market value of the Company’s common stock on the date of conversion.  The Company recorded a discount on the convertible debt based on the value of warrants granted in the note agreement and a beneficial conversion feature.  $58,790 was allocated to the warrants and $122,727 was allocated to the beneficial conversion feature.

NOTE 6 – SHAREHOLDERS’ EQUITY

Common stock – During the six months ended June 30, 2011, the Company issued a total of 24,381,667 shares of its common stock, which includes 20,628,305 shares issued to the former stockholders of Emmaus Medical pursuant to the Merger Agreement (excluding the 47,187 shares held by stockholders who exercised dissenter’s right in connection with the Merger), 577,750 shares sold in a private placement transaction for $2.00 per share that closed on April 19, 2011, and 3,362 shares issued upon the exercise of warrants. As discussed in Note 2, in connection with the closing of the Merger, stockholders of the Company prior to the Merger cancelled an aggregate of 1,827,750 shares of common stock owned by them such that they held an aggregate of 3,750,000 shares of common stock upon the closing of the Merger.  Pursuant to the Merger Agreement on May 3, 2011, four shareholders of Emmaus Medical exercised their dissenter’s rights and returned 47,178 shares for $200,000, which was outstanding as of June 30, 2011.  The shares were cancelled as of May 3, 2011, the closing date of the Merger.

Stock warrants – During the six months ended June 30, 2011, the Company issued warrants to purchase an aggregate of 302,918 shares of common stock at an exercise price of $3.05 per shares to the former warrantholders of Emmaus Medical upon the closing of the Merger.  During the six months ended June 30, 2011 after the Merger, the Company issued 3,362 shares of common stock upon the exercise of warrants issued pursuant to the Merger.

A summary of outstanding warrants as of June 30, 2011 is presented below.
Six months ended June 30, 2011
Warrants outstanding, beginning of period	298,789
Granted	5,897
Exercised	(5,131)
Cancelled, forfeited and expired	(1,061)
Warrants outstanding, end of period	298,494

	Outstanding			Exercisable
Exercise Prices	Total	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
During 2011
$3.05	5,897	5.00	$3.05	5,897	$3.05

During 2010
$3.05	184,870	4.56	$3.05	184,870	$3.05

During 2009
$3.05	108,788	3.99	$3.05	108,788	$3.05

Stock options – The Company had 23,590 options outstanding held by directors of the Company exercisable at $3.05 per share as of June 30, 2011. These options are exercisable through 2015. The value of these options upon issuance was $0. Of the options, 5,899 vested during the six months ended June 30, 2011 and as of June 30, 2011 all options are fully vested.

Management has valued the options at their date of grant utilizing the Black-Scholes-Merton Option Pricing Model.   Accordingly, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties and other factors determined by management to be relevant to the valuation of such shares.   The expected volatility was calculated using the historical volatility of a similar public entity in the industry.

In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  Based on the development stage of the Company, similar companies with enough historical data are not available.   The Company was able to find one entity that met the industry criterion and as a result has based its expected volatility off of this Company’s historical stock prices for a period similar to the expected term of the option.

The risk –free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.

Registration Rights – In connection with the consummation of the Merger, the Company entered into the Registration Rights Agreement for the benefit of certain pre-Merger Company stockholders.  Pursuant to the Registration Rights Agreement, the such stockholders have certain “piggyback” registration rights on registration statements filed after the Merger is consummated other than registration statements (i) filed in connection with any employee stock option or other benefit plan, (ii) for an exchange offer or offering of securities solely to the Company’s existing stockholders, (iii) for an offering of debt that is convertible into equity securities of the Company; (iv) for a dividend reinvestment plan or (v) for an offering of equity securities of the Company underwritten by Sunrise Securities Corp.  The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Distribution contract – Cardinal Health Specialty Pharmacy Services is contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008.  For its service, Emmaus Medical pays a monthly commercialization management fee of $5,000 with discount.

Operating leases – The Company leased its office space under an operating lease from an unrelated entity.  The rent expense during the six months ended June 30, 2011 and 2010 amounted to $55,780 and $48,850, respectively.

The Company leases its approximately 4,540 square foot headquarters offices in Torrance, CA, at a base rental of $5,552 per month plus $306 per month as its share of common area expenses. The lease was extended to May 31, 2012 at 10% lower lease payment. In addition, the Company leases two office suites in Torrance, California at a base rent of $1,610 per month plus share of common area expenses of $62 per month, at a base rent of $1,690 per month plus share of common area expenses of $57 per month. These leases will expire on August 11, 2013 and February 28, 2013, respectively. Approximately 490 square feet from one office and 1,079 square feet from the other office are currently subleased to an unaffiliated entity on a month to month basis. The Company does not expect to experience any difficulties in renewing its leases, or finding additional or replacement office and warehouse space, at its current or more favorable rates.

Future minimum lease payments under the agreement are as follows:

June 30, 2011	$53,112
2012	67,360
2013	16,260
$136,732

On April 8, 2011, pursuant to a Research Agreement, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the Package to us. Pursuant to the Individual Agreement, the Company agreed to pay $1.5 million to CellSeed within 30 days of CellSeed’s delivery of the Package to the Company and a royalty to be agreed upon by the parties.  The Company anticipates the delivery of the Package to Emmaus in October or November of 2011.  CellSeed may cancel the agreements if the Company cannot make the payments when required.  CellSeed may terminate these agreements with us if the Company is unable to make timely payments required under the agreements.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2011, the Company has loans from its shareholders and officers of $1,186,583 as summarized in Note 5. The debt is unsecured and carries interest rates from 0% to 8%.  $828,100 and $178,483 of the loans are convertible to common stock at $3.05 and $3.60 per share, respectively.  Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum.

Emmaus Medical agreed to reimburse AFH Holding and Advisory, LLC  (“AFH Advisory”), a stockholder of the Company, an aggregate of $900,000 (the “Total Shell Price”), consisting of $500,000 (the “Shell Cost”) for the identification of AFH Acquisition IV, Inc. and providing consulting services related to coordinating the Merger and managing the interrelationship of legal and accounting activities (the “Services”) and $400,000 for expenses incurred in connection with providing the Services, including, but not limited to, conducting a financial analysis of Emmaus Medical and conducting due diligence on Emmaus Medical and its subsidiaries. AFH Advisory is entitled, in its sole discretion, to either be reimbursed the Total Sell Price in cash from the proceeds of the next public offering conducted by the Company or convert such amount (or any portion thereof) into shares our common stock at a conversion price equal to 75% of the per share public offering price in such offering (the “Conversion Price”). The Company also agreed to pay all costs and expenses in connection with the Merger, including reasonable expenses of AFH Advisory and AFH Acquisition IV, Inc., as well as all expenses of any future public offering of its securities, up to a maximum of $880,000 (the “Transaction Costs”).  AFH Advisory agreed to advance all Transaction Costs on the Company’s behalf. AFH Advisory is entitled, in its sole discretion, to be reimbursed all advanced Transaction Costs from the proceeds of the Company’s next public offering of common stock or upon the consummation of any other financing conducted by the Company or to convert such amount (or any portion thereof) into shares of the Company’s common stock at the Conversion Price.

If the Company does not consummate a public offering with minimum gross proceeds of $5 million, then the Company must reimburse AFH Advisory an amount equal to 50% of the Shell Cost, or $250,000, and 50% of the Transaction Costs advanced by AFH Advisory on the Company’s behalf, or up to $440,000 based on the maximum amount of Transaction Costs which the Company has agreed to reimburse AFH Advisory.  AFH Advisory, in its discretion, has the option to be reimbursed in cash or to convert such amounts (or any portion thereof) into shares of the Company’s common stock at a conversion price equal to 75% of the per share price of the shares of common stock sold in the Company’s most recently completed private offering of common stock. The Company granted AFH Advisory exclusive rights to act as its advisor in connection with all financings and mergers and acquisitions until November 10, 2012 and the right to appoint two board members to the Company’s board of directors upon the closing of the Merger.  Amounts due to AFH at June 30, 2011 totaled $703,893.  Additionally, the Company has agreed to issue warrants to purchase shares of its common stock to AFH Advisory upon the closing of the Company’s next public offering.  Such warrants will have a term of 5 years from the date of issuance and will have an exercise price equal to the Conversion Price.  The number of shares underlying the warrants will be calculated by dividing the aggregate of Total Shell Price plus the amount of Transaction Costs actually advanced by the Conversion Price.

The Company has agreed to contribute $15,000 per month to EM Japan, its indirect wholly owned subsidiary, from January 5, 2011 through June 2011, renewable automatically for six months on equivalent terms if the existing agreement is not updated within one month before expiration.

Note 9 - Common Stock Transactions

The Company engaged in the following stock transactions for the period from inception (December 20, 2000) through June 30, 2011.

Emmaus Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholder's Equity
For the Period From December 20, 2000 (Inception) to June 30, 2011
(Unaudited)

	Date	Shares		$/Share	Common stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income		Deficit Accumulated during Development Stage		Total

Balance, December 31, 2000 (1) (2)		12,531,125		0.00	12,531		(2,931)		$-		$-		9,600

Net loss		-			-		-		-		(21,942)		(21,942)

Balance, December 31, 2001		12,531,125	-		12,531	-	(2,931)	-	-		(21,942)		(12,342)

Net loss		-			-		-		-		(12,464)		(12,464)

Balance, December 31, 2002		12,531,125	-		12,531	-	(2,931)	-	-		(34,406)	-	(24,806)

Constructive distribution of retained loss to		-			-		(34,406)		-		34,406		-
Additional Paid-in Capital

Common stock issued		737,125			737		249,263						250,000

	9/25/03	29,485		0.34	29		9,971						10,000
	9/25/03	14,743		0.34	15		4,985						5,000
	9/25/03	14,743		0.34	15		4,985						5,000
	9/25/03	14,743		0.34	15		4,985						5,000
	9/25/03	103,198		0.34	103		34,897						35,000
	9/25/03	58,970		0.34	59		19,941						20,000
	9/25/03	73,713		0.34	74		24,926						25,000
	9/28/03	14,743		0.34	15		4,985						5,000
	9/28/03	14,743		0.34	15		4,985						5,000
	9/28/03	14,743		0.34	15		4,985						5,000
	9/29/03	29,485		0.34	29		9,971						10,000
	9/30/03	176,910		0.34	177		59,823						60,000
	10/10/03	29,485		0.34	29		9,971						10,000
	10/10/03	29,485		0.34	29		9,971						10,000
	10/10/03	29,485		0.34	29		9,971						10,000
	10/10/03	29,485		0.34	29		9,971						10,000
	10/10/03	29,485		0.34	29		9,971						10,000
	10/10/03	29,485		0.34	29		9,971						10,000

Net loss		-			-		-		-		(97,481)		(97,481)

Balance, December 31, 2003		13,268,250			13,268	-	211,926	-	-	-	(97,481)	-	127,713

Emmaus Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholder's Equity
For the Period From December 20, 2000 (Inception) to June 30, 2011
(Unaudited)

	Date	Shares		$/Share	Common stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income		Deficit Accumulated during Development Stage			Total

Common stock issued		1,615,778			1,616		636,384							638,000

	4/21/04	147,425		0.34	147		49,853							50,000
	4/21/04	147,425		0.34	147		49,853							50,000
	4/21/04	147,425		0.34	147		49,853							50,000
	4/21/04	147,425		0.34	147		49,853							50,000
	4/21/04	73,713		0.34	74		24,926							25,000
	4/21/04	73,713		0.34	74		24,926							25,000
	4/21/04	36,856		0.34	37		12,463							12,500
	6/22/04	147,425		0.34	147		49,853							50,000
	6/22/04	88,455		0.34	88		29,912							30,000
	6/22/04	41,279		0.34	41		13,959							14,000
	4/24/04	73,713		0.34	74		24,997							25,000
	6/22/04	73,713		0.34	74		24,997							25,000
	7/6/04	16,217		0.34	16		5,484							5,500
	7/6/04	16,217		0.34	16		5,484							5,500
	9/21/04	88,455		0.06	88		4,912							5,000
	4/21/04	29,485		0.34	29		9,971							10,000
	6/22/04	36,856		0.34	37		12,463							12,500
	6/22/04	147,425		0.34	147		49,853							50,000
	12/28/05	44,228		2.03	44		89,998						A	90,000
	4/4/05	14,743		0.34	15		4,999						A	5,000
	1/31/05	14,743		2.03	15		29,999						A	30,000
	2/17/05	5,897		2.03	6		11,994						A	12,000
	2/24/05	2,949		2.03	3		5,997						A	6,000

(Subscriptions Receivable) Collections							10,075							10,075

Net loss		-			-		-	-	-		(624,936)			(624,936)

Balance, December 31, 2004		14,884,028	-		14,884	-	858,385	-	-	-	(722,417)	-		150,852

Emmaus Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholder's Equity
For the Period From December 20, 2000 (Inception) to June 30, 2011
(Unaudited)

	Date	Shares		$/Share	Common stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income		Deficit Accumulated during Development Stage			Total

Common stock issued		398,608			399		811,227							811,626

	1/31/05	49,151		2.03	49		99,951							100,000
	7/25/05	2,949		2.03	3		5,997							6,000
	7/25/05	2,949		2.03	3		5,997							6,000
	7/25/05	2,949		2.03	3		5,997							6,000
	7/25/05	2,949		2.03	3		5,997							6,000
	10/21/05	29,485		2.03	29		59,971							60,000
	12/21/05	11,794		2.03	12		23,988							24,000
	7/2/07	4,953		2.03	5		10,075						B	10,080
	5/9/08	288,747		2.03	289		587,258						B	587,546
		-
rounding		(265)
	9/21/05	2,949		2.03	3		5,997						B	6,000
(Subscriptions Receivable) Collections							(489,341)							(489,341)
Net loss		-			-		-		-		(668,091)			(668,091)

Balance, December 31, 2005		15,282,370	-		15,286	-	1,186,268	-	-	-	(1,390,508)	-		(188,954)

Common stock issued		523,388			523		824,517							1,062,460

	7/25/05	4,423		2.03	4		8,996							9,000
	12/16/05	14,743		2.03	15		29,985							30,000
	1/10/06	29,485		2.03	29		59,971							60,000
	1/6/06	14,743		2.03	15		29,985							30,000
	1/6/06	29,485		2.03	29		59,971							60,000
	1/5/06	29,485		2.03	29		59,971							60,000
	1/6/06	29,485		2.03	29		59,971							60,000
	1/6/06	4,924		2.03	5		9,995							10,000
	1/13/06	2,949		2.03	3		5,997							6,000
	2/28/06	2,949		2.03	3		5,997							6,000
	4/28/06	14,743		2.03	15		29,985							30,000
	4/28/06	14,743		2.03	15		29,985							30,000
	4/28/06	8,846		2.03	9		17,991							18,000
	4/28/06	2,949		2.03	3		5,997							6,000
	5/1/06	2,949		2.03	3		5,997							6,000
	5/9/06	14,743		2.03	15		29,985							30,000
	5/1/06	14,743		2.03	15		29,985							30,000
	6/15/06	2,949		2.03	3		5,997							6,000
	9/29/06	2,949		2.03	3		5,997							6,000
	10/17/06	14,743		2.03	15		29,985							30,000
	10/13/06	14,743		2.03	15		29,985							30,000
	10/19/06	14,743		2.03	15		29,985							30,000
	11/10/06	7,371		2.03	7		14,993							15,000
	11/10/06	4,423		2.03	4		8,996							9,000
	11/10/06	29,485		2.03	29		59,971							60,000
	11/22/06	14,743		2.03	15		29,985							30,000
	11/6/06	5,897		2.03	6		11,994							12,000
	11/6/06	14,743		2.03	15		29,985							30,000
	11/22/06	14,743		2.03	15		29,985							30,000
	11/22/06	7,371		2.03	7		14,993							15,000
	12/1/06	29,485		2.03	29		59,971							60,000
	11/27/06	2,949		2.03	3		5,997							6,000
	12/6/06	9,848		2.03	10		20,030							20,040
	12/6/06	4,423		2.03	4		8,996							9,000
	12/6/06	7,371		2.03	7		14,993							15,000
	12/18/06	14,743		2.03	15		29,985							30,000
	1/24/07	14,743		2.03	15		29,985							30,000
	4/10/07	14,743		2.03	15		29,985							30,000
	5/31/07	2,949		2.03	3		5,997							6,000
	5/29/08	14,743		2.03	15		29,985							30,000
	5/29/08	14,743		2.03	15		29,985							30,000
	3/31/08	4,423		1.45	4		6,416							6,420
	3/10/08	2,949		2.03	3		5,997							6,000

Rounding							(5)							(5)
(Subscriptions Receivable) Collections							(237,415)							(237,415)

Net loss		-			-		-		-		(759,962)			(759,962)

Balance, December 31, 2006		15,805,759			15,809		2,010,785		-		(2,150,470)			(123,876)

Emmaus Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholder's Equity
For the Period From December 20, 2000 (Inception) to June 30, 2011
(Unaudited)

		Date	Shares		$/Shares	Common stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income		Deficit Accumulated during Development Stage		Total

Common stock issued			1,344,133			1,344		2,679,376						2,680,720

	150	2/5/07	4,423		2.03	4		8,996						9,000
	150	3/8/07	4,423		2.03	4		8,996						9,000
	500	4/26/07	14,743		2.03	15		29,985						30,000
	500	5/3/07	14,743		2.03	15		29,985						30,000
	200	5/8/07	5,897		2.03	6		11,994						12,000
	500	5/8/07	14,743		2.03	15		29,985						30,000
	500	5/8/07	14,743		2.03	15		29,985						30,000
	300	5/11/07	8,846		2.03	9		17,991						18,000
	150	5/11/07	4,423		2.03	4		8,996						9,000
	150	5/11/07	4,423		2.03	4		8,996						9,000
	330	5/14/07	9,730		2.03	10		19,790						19,800
	150	5/11/07	4,423		2.03	4		8,996						9,000
	500	5/18/07	14,743		2.03	15		29,985						30,000
	500	5/18/07	14,743		2.03	15		29,985						30,000
	500	5/24/07	14,743		2.03	15		29,985						30,000
	1,000	5/31/07	29,485		2.03	29		59,971						60,000
	1,668	6/2/07	49,181		2.03	49		100,031						100,080
	1,000	6/1/07	29,485		2.03	29		59,971						60,000
	1,000	6/1/07	29,485		2.03	29		59,971						60,000
	1,000	6/6/07	29,485		2.03	29		59,971						60,000
	167	6/4/07	4,924		2.03	5		10,015						10,020
	1,500	6/28/07	44,228		2.03	44		89,956						90,000
	200	6/15/07	5,897		2.03	6		11,994						12,000
	250	6/14/07	7,371		2.03	7		14,993						15,000
	150	6/15/07	4,423		2.03	4		8,996						9,000
	200	6/15/07	5,897		2.03	6		11,994						12,000
	500	6/15/07	14,743		2.03	15		29,985						30,000
	500	6/20/07	14,743		2.03	15		29,985						30,000
	500	6/20/07	14,743		2.03	15		29,985						30,000
	335	6/28/07	9,877		2.03	10		20,090						20,100
	500	6/20/07	14,743		2.03	15		29,985						30,000
	500	6/20/07	14,743		2.03	15		29,985						30,000
	500	6/29/07	14,743		2.03	15		29,985						30,000
	500	7/2/07	14,743		2.03	15		29,985						30,000
	200	7/2/07	5,897		2.03	6		11,994						12,000
	1,500	7/2/07	44,228		2.03	44		89,956						90,000
	50	7/2/07	1,474		2.03	1		2,999						3,000
	250	7/2/07	7,371		2.03	7		14,993						15,000
	1,000	7/11/07	29,485		2.03	29		59,971						60,000
	1,000	7/6/07	29,485		2.03	29		59,971						60,000
	1,000	7/11/07	29,485		2.03	29		59,971						60,000
	800	7/17/07	23,588		2.03	24		47,976						48,000
	5,000	7/16/07	147,425		2.03	147		299,853						300,000
	700	7/11/07	20,640		2.03	21		41,979						42,000
	900	7/18/07	26,537		2.03	27		53,973						54,000
	500	7/21/07	14,743		2.03	15		29,985						30,000
	400	7/23/07	11,794		2.03	12		23,988						24,000
	250	7/24/07	7,371		2.03	7		14,993						15,000
	1,000	7/26/07	29,485		2.03	29		59,971						60,000
	400	7/23/07	11,794		2.03	12		23,988						24,000
	1,000	7/27/07	29,485		2.03	29		59,971						60,000
	500	7/27/07	14,743		2.03	15		29,985						30,000
	500	7/30/07	14,743		2.03	15		29,985						30,000
	500	7/30/07	14,743		2.03	15		29,985						30,000
	900	7/31/07	26,537		2.03	27		53,973						54,000
	100	8/7/07	2,949		2.03	3		5,997						6,000
	1,000	8/25/07	29,485		2.03	29		59,971						60,000
	500	8/25/07	14,743		2.03	15		29,985						30,000
	500	8/30/07	14,743		2.03	15		29,985						30,000
	500	10/3/07	14,743		2.03	15		29,985						30,000
	350	10/17/07	10,320		2.08	10		21,490						21,500
	1,100	11/5/07	32,434		2.03	32		65,968						66,000
	167	10/22/07	4,924		2.03	5		10,015						10,020
	500	11/28/07	14,743		2.03	15		29,985						30,000
	180	11/15/07	5,307		2.03	5		10,795						10,800
	180	11/15/07	5,307		2.03	5		10,795						10,800
	500	12/15/07	14,743		2.03	15		29,985						30,000
	1,000	12/5/07	29,485		0.17	29		4,971						5,000
	100	12/4/07	2,949		2.03	3		5,997						6,000
	100	12/4/07	2,949		2.03	3		5,997						6,000
	500	12/12/07	14,743		2.03	15		29,985						30,000
	500	12/18/07	14,743		2.03	15		29,985						30,000
	810	12/21/07	23,883		2.03	24		48,576						48,600
	100	12/26/07	2,949		2.03	3		5,997						6,000
	500	12/26/07	14,743		2.03	15		29,985						30,000
	500	12/28/07	14,743		2.03	15		29,985						30,000
	500	12/29/07	14,743		2.03	15		29,985						30,000

(Subscriptions Receivable) Collections								53,149						53,149
Rounding								(9)						(9)
Net loss			-			-		-		-		(1,282,212)		(1,282,212)

Balance, December 31, 2007			17,149,891	-		17,153	-	4,743,301	-	-	-	(3,432,682)	-	1,327,772

Emmaus Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholder's Equity
For the Period From December 20, 2000 (Inception) to June 30, 2011
(Unaudited)

	Date	Shares	$/Shares	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Common stock issued		1,226,930		1,227	2,495,493			2,496,720

	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/9/08	17,691	2.03	18	35,982			36,000
	1/9/08	29,485	2.03	29	59,971			60,000
	1/9/08	14,743	2.03	15	29,985			30,000
	1/10/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/15/08	147,425	2.03	147	299,853			300,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/18/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/22/08	14,743	2.03	15	29,985			30,000
	1/24/08	23,588	2.03	24	47,976			48,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/29/08	23,588	2.03	24	47,976			48,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/30/08	14,743	2.03	15	29,985			30,000
	2/7/08	17,691	2.03	18	35,982			36,000
	2/1/08	14,743	2.03	15	29,985			30,000
	2/1/08	19,165	2.03	19	38,981			39,000
	2/7/08	73,713	2.03	74	149,926			150,000
	2/1/08	98,274	2.03	98	199,882			199,980
	2/25/08	14,743	2.03	15	29,985			30,000
	2/25/08	23,588	2.03	24	47,976			48,000
	2/27/08	98,303	2.03	98	199,942			200,040
	3/1/08	19,165	2.03	19	38,981			39,000
	3/1/08	29,485	2.03	29	59,971			60,000
	2/29/08	5,897	2.03	6	11,994			12,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/3/08	14,743	2.03	15	29,985			30,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/4/08	2,949	2.03	3	5,997			6,000
	3/4/08	10,320	2.03	10	20,990			21,000
	3/5/08	14,743	2.03	15	29,985			30,000
	3/13/08	14,743	2.03	15	29,985			30,000
	3/10/08	14,743	2.03	15	29,985			30,000
	3/31/08	590	2.03	1	1,199			1,200
	3/25/08	14,743	2.03	15	29,985			30,000
	3/31/08	14,743	2.03	15	29,985			30,000
	4/2/08	14,743	2.03	15	29,985			30,000
	4/2/08	5,160	2.03	5	10,495			10,500
	4/7/08	117,940	2.03	118	239,882			240,000
	4/11/08	29,485	2.03	29	59,971			60,000
	4/9/08	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					893,988			893,988
Rounding		29			(17)			(17)
Net loss		-		-	-	-	(2,993,777)	(2,993,777)

Balance, December 31, 2008		18,376,851		18,380	8,132,765	-	(6,426,459)	1,724,686

Emmaus Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholder's Equity
For the Period From December 20, 2000 (Inception) to June 30, 2011
(Unaudited)

		Date	Shares	$/Shares	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

	Common stock issued		854,446		854	2,238,071			2,349,940

		3/28/08	58,970	2.03	59	119,941			120,000
		3/31/08	5,897	2.03	6	11,994			12,000
		4/7/08	7,371	2.03	7	14,993			15,000
		1/12/09	19,165	2.03	19	38,981			39,000
		1/12/09	14,743	2.03	15	29,985			30,000
		1/12/09	24,590	2.03	25	49,975			50,000
		1/12/09	122,864	2.03	123	249,877			250,000
		3/30/09	8,846	3.05	9	26,991			27,000
		3/16/09	5,897	3.05	6	17,994			18,000
		3/16/09	11,794	3.05	12	35,988			36,000
		3/18/09	7,371	3.05	7	22,493			22,500
		5/11/09	7,371	3.05	7	22,493			22,500
		5/15/09	7,371	3.05	7	22,493			22,500
		5/19/09	8,846	3.05	9	26,991			27,000
		5/19/09	7,371	3.05	7	22,493			22,500
		5/19/09	7,371	3.05	7	22,493			22,500
		5/19/09	7,371	3.05	7	22,493			22,500
		5/20/09	7,371	3.05	7	22,493			22,500
		5/22/09	7,371	3.05	7	22,493			22,500
		6/30/09	8,846	3.05	9	26,991			27,000
		6/30/09	7,371	3.05	7	22,493			22,500
		6/25/09	7,371	3.05	7	22,493			22,500
		6/24/09	7,371	3.05	7	22,493			22,500
		6/18/09	20,640	3.05	21	62,979			63,000
		5/21/09	7,371	3.05	7	22,493			22,500
		5/20/09	7,371	3.05	7	22,493			22,500
		6/16/09	9,848	3.05	10	30,050			30,060
		6/29/09	44,228	3.05	44	134,956			135,000
		7/10/09	7,371	3.05	7	22,493			22,500
		6/25/09	7,371	3.05	7	22,493			22,500
		7/2/09	14,743	3.05	15	44,985			45,000
		7/2/09	7,371	3.05	7	22,493			22,500
		7/27/09	7,371	3.05	7	22,493			22,500
		7/23/09	7,371	3.05	7	22,493			22,500
		7/29/09	10,320	3.05	10	31,490			31,500
		7/31/09	30,959	3.05	31	94,469			94,500
		8/5/09	22,114	3.05	22	67,478			67,500
		8/27/09	14,743	3.05	15	44,985			45,000
		8/7/09	7,371	3.05	7	22,493			22,500
		8/21/09	20,640	3.05	21	62,979			63,000
		9/4/09	28,011	3.05	28	85,472			85,500
		9/4/09	5,897	3.05	6	17,994			18,000
		9/8/09	7,371	3.05	7	22,493			22,500
		9/18/09	11,794	3.05	12	35,988			36,000
		7/15/09	7,371	3.05	7	22,493			22,500
		7/17/09	7,371	3.05	7	22,493			22,500
		7/27/09	7,371	3.05	7	22,493			22,500
		9/25/09	7,371	3.05	7	22,493			22,500
		1/10/10	14,743	3.05	15	44,985			45,000
		12/18/09	88,455	3.05	88	269,912			270,000
		12/11/09	9,789	3.05	10	29,870			29,880
		11/25/09	32,787	3.05	33	99,967			100,000

(Subscriptions Receivable) Collections						(111,015)			(111,015)
Rounding

	Conversion of notes payable to
	Common stock	Total

	Net loss		-		-	-	-	(2,567,807)	(2,567,807)

Balance, December 31, 2009			19,231,296		19,235	10,370,835	-	(8,994,266)	1,395,804

Emmaus Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholder's Equity
For the Period From December 20, 2000 (Inception) to June 30, 2011
(Unaudited)

		Date	Shares		$/Shares	Common stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income		Deficit Accumulated during Development Stage		Total

	Common stock issued	Total	705,311			705		2,149,637						3,456,342

		11/16/09	11,794		3.05	12		35,988						36,000
		1/10/10	14,743		3.05	15		44,985						45,000
		2/10/10	35,382		3.05	35		107,965						108,000
		2/9/10	10,320		3.05	10		31,490						31,500
		2/9/10	826		-	1		(1)
		3/23/10	29,485		3.05	29		89,971						90,000
		3/23/10	51,599		3.05	52		157,448						157,500
		3/23/10	81,909		3.05	82		249,938						250,020
		5/12/10	10,320		3.05	10		31,490						31,500
		5/12/10	10,320		3.05	10		31,490						31,500
		5/12/10	10,320		3.05	10		31,490						31,500
		4/12/10	58,970		3.05	59		179,941						180,000
		5/19/10	10,320		3.05	10		31,490						31,500
		5/25/10	10,320		3.05	10		31,490						31,500
		7/15/10	106,146		3.05	106		323,894						324,000
		7/15/10	32,758		3.05	33		99,967						100,000
		7/12/10	8,551		3.05	9		26,091						26,100
		7/14/10	10,320		3.05	10		31,490						31,500
		7/12/10	7,371		3.05	7		22,493						22,500
		10/18/10	38,331		3.05	38		116,962						117,000
		10/20/10	10,320		3.05	10		31,490						31,500
		10/20/10	10,320		3.05	10		31,490						31,500
		10/27/10	10,320		3.05	10		31,490						31,500
		11/10/10	32,787		3.05	33		100,047						100,080
		11/16/10	11,794		3.05	12		35,988						36,000
		11/17/10	10,320		3.05	10		31,490						31,500
		11/23/10	10,320		3.05	10		31,490						31,500
		11/23/10	16,394		3.05	16		50,024						50,040
		11/24/10	7,371		3.05	7		22,495						22,502
		11/23/10	14,743		3.05	15		44,985						45,000
		11/26/10	4,128		3.05	4		12,596						12,600
		11/9/10	16,394		3.05	16		49,984						50,000

	Conversion of notes payable to
	Common stock	Total	427,945			428		1,305,572

		11/9/10	49,151		3.05	49		149,951						150,000
		11/9/10	49,151		3.05	49		149,951						150,000
		11/11/10	73,713		3.05	74		224,926						225,000
		11/12/10	32,787		3.05	33		99,967						100,000
		11/22/10	131,061		3.05	131		399,869						400,000
		11/22/10	49,151		3.05	49		149,951						150,000
		11/23/10	14,743		3.05	15		44,985						45,000
		11/30/10	16,394		3.05	16		49,984						50,000
		12/3/10	11,794		3.05	12		35,988						36,000

(Subscriptions Receivable) Collections								(26,048)						(26,048)
Rounding			501

	Unrealized gain on securities
	available for sale		-			-		-		542,573		-		542,573

	Net loss		-			-		-		-		(3,757,370)		(3,757,370)

Balance, December 31, 2010			20,365,054	$-	20,368		13,799,996		542,573		(12,751,636)	$-	1,611,301

Emmaus Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholder's Equity
For the Period From December 20, 2000 (Inception) to June 30, 2011
(Unaudited)

		Date	Shares		$/Shares	Common stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income		Deficit Accumulated during Development Stage		Total

	Common stock issued	Total	272,147			272		1,153,402						1,153,674

		3/18/11	70,764		4.24	71		299,929						300,000
		3/18/11	11,794		4.24	12		49,988						50,000
		3/18/11	5,897		4.24	6		24,994						25,000
		3/21/11	5,897		4.24	6		24,994						25,000
		3/18/11	11,794		4.24	12		49,988						50,000
		3/18/11	11,794		4.24	12		49,988						50,000
		3/18/11	11,794		4.24	12		49,988						50,000
		3/18/11	5,897		4.24	6		24,994						25,000
		3/18/11	5,897		4.24	6		24,994						25,000
		3/18/11	14,743		4.24	15		62,485						62,500
		3/21/11	5,897		4.24	6		24,994						25,000
		3/21/11	8,551		4.24	9		36,241						36,250
		3/22/11	5,897		4.24	6		24,994						25,000
		3/22/11	8,846		4.24	9		37,491						37,500
		3/22/11	5,897		4.24	6		24,994						25,000
		3/22/11	17,691		4.24	18		74,982						75,000
		3/22/11	7,076		4.24	7		29,993						30,000
		3/23/11	14,743		4.24	15		62,470						62,485
		3/24/11	23,588		4.24	24		99,947						99,971
		3/24/11	11,794		4.24	12		49,973						49,985
		3/25/11	5,897		4.24	6		24,977						24,983

	Conversion of notes payable to
	Common stock	Total	36,060			36		109,994

		1/21/11	16,394		3.05	16		49,984						50,000
		1/21/11	19,666		3.05	20		60,010						60,030

	Shares issued to existing shell shareholders in	5/3/11	3,750,000			3,750		(503,750)						(500,000)
	the reorganization

	Common stock repurchased and cancelled from		(47,178)			(47)		(199,953)						(200,000)
	dissenting shareholders
Rounding			454

	Proceeds from exercise of warrants	Total	5,131			5		14,395

		4/11/11	1,769		3.05	2		5,398						5,400
		5/25/11	413		-	-		-
		6/3/11	2,949		3.05	3		8,997						9,000

	Warrants issued in conjunction with convertible							58,790						58,790
	note (25,000)

	Impact of beneficial conversion feature							122,727						122,727

	Unrealized gain on securities
	available for sale		-			-		-		673,153		-		673,153

	Net loss		-			-		-		-		(3,079,288)		(3,079,288)

Balance, June 30, 2011	$-		24,381,667	$-	24,384		14,555,601		1,215,726		(15,830,924)	$-	(35,213)

NOTE 10 – SUBSEQUENT EVENTS

On July 8, 2011, the Company issued a convertible promissory note in the principal amount of $3,240, which bears interest at 8% per annum and matures on July 7, 2012.  Upon the lender’s option, the principal amount of the note and any unpaid accrued interest into common stock of the Company at a conversion price of $3.60 per share.  The lender will receive a warrant to purchase such number of shares of common stock equal to twenty-five percent of the number of shares issued to the lender upon the conversion.  The warrants will be exercisable until three years from the date of the note and will have an exercise price equal to 75% of the fair market value of the Company’s common stock on the date prior to exercise.

On July 7, 2011 and July 11, 2011, Emmaus Medical issued promissory notes each in the principal amount of $300,000 to Yoko Hagiike.  The notes bear interest at 10% per annum and all unpaid principal and interest are due upon demand at the lender’s option.

On July 11, 2011, the Company issued a convertible promissory note in the principal amount of $925,200, which bears interest at 8% per annum and matures on July 11, 2012.  Upon the lender’s option, the principal amount of the note and any unpaid accrued interest into common stock of the Company at a conversion price of $3.60 per share.  The lender will receive a warrant to purchase 64,250 shares of common stock.  The warrants will be exercisable until three years from the date of the note and will have an exercise price equal to 75% of the fair market value of the Company’s common stock on the date prior to exercise.

On July 21, 2011, Emmaus Medical received a loan from Equities First Holdings, LLC (“Equities First”) pursuant to a loan agreement by and between Emmaus Medical and Equities First dated June 9, 2011.  Pursuant to the loan agreement, Equities First agreed to lend to Emmaus Medical funds equal to 70% of the current fair market value of 73,550 shares of CellSeed, Inc. owned by Emmaus Medical for the three consecutive trading days for the CellSeed stock.  The loan bears interest at 4.5% and any interest payment not received within ten calendar days is subject to a penalty equal to 7% of the amount due.  The loan was funded on July 21, 2011 (the “Closing Date”) in the principal amount of $841,728.27 and matures on the third anniversary of the Closing Date.  Prepayment of the principal amount of the loan or any interest due is not permitted.  As collateral for the loan, Emmaus Medical pledged 73,550 of its shares of CellSeed (the “Collateral”) pursuant to a Pledge Agreement with Equities First in which Emmaus Medical assigned its right, title and ownership interest in the Collateral.  Within five business days of Emmaus Medical’s payment of all of its obligations under the loan agreement, Equities First shall reassign all right, title and ownership interest in identical securities, as defined in Internal Revenue Code Section 1058, to Emmaus Medical and redeliver the Collateral.

In March 2011, AminoPure received a registration approval from Food and Drugs Board under Ghana Ministry of Health.   Emmaus contracted East Cantonments Pharmacy Ltd., a wholesale pharmacy distributor, to be its distributor in Ghana and received its first purchase order in May 2011.

On July 31, 2011, the Company agreed to terminate the promotional rights agreement for Zorbtive® with EMD Serono and after that date will no longer promote Zorbtive®.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Emmaus Holdings, Inc. (the “Company”) and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation (“Emmaus Medical”), and Emmaus Medical’s wholly-owned subsidiaries Newfield Nutrition Corporation, a Delaware corporation (“Newfield”), and Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements for the years ended December 31, 2010 and 2009 and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Current Report on Form 8-K/A  filed with the Securities and Exchange Commission on July 5, 2011 (the “Current Report”).

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining FDA and other regulatory approval for our drug products, successful completion of our clinical trials, our ability to achieve regulatory approval for our L-glutamine treatment for sickle cell disease (“SCD”), our ability to commercialize our L-glutamine treatment for SCD; our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, or if any of the risks or uncertainties described elsewhere in this report or in the “Risk Factors” section included as a part of Item 2.01 of the Current Report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Company Overview

Pursuant to an Agreement and Plan of Merger dated April 21, 2011 (the “Merger Agreement”), by and among the Company, AFH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“AFH Merger Sub”), AFH Holding and Advisory, LLC, and Emmaus Medical, Emmaus Medical merged with and into AFH Merger Sub on May 3, 2011 with Emmaus Medical continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.”

Upon consummation of the Merger on May 3, 2011, (i) each outstanding share of Emmaus Medical common stock was exchanged for 29.48548924976 shares of our common stock, (ii) each outstanding Emmaus Medical option and warrant, which was exercisable for one share of Emmaus Medical common stock, was exchanged for an option or warrant, as applicable, exercisable for 29.48548924976 shares of our common stock; and (iii) each outstanding convertible note of Emmaus Medical, which was convertible for one share of Emmaus Medical common stock, was exchanged for a convertible note exercisable for 29.48548924976 shares of our common stock. As a result of the Merger, holders of Emmaus Medical common stock, options, warrants and convertible notes received 20,628,305 shares of our common stock (excluding 47,178 shares held by stockholders who exercised dissenters’ rights in connection with the Merger), options and warrants to purchase an aggregate of 326,508 shares of our common stock, and convertible notes to purchase an aggregate of 271,305 shares of our common stock.  Securityholders of Emmaus Medical held 85% of our issued and outstanding common stock on a fully diluted basis upon the closing of the Merger.  Immediately after the closing of the Merger, we had 24,378,305 (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) shares of common stock, no shares of preferred stock, options to purchase 23,590 shares of common stock, warrants to purchase 302,918 shares of common stock and convertible notes exercisable for 271,305 shares of common stock issued and outstanding.

We develop and commercialize treatments and therapies for rare diseases and are primarily focused on the late-stage development—currently in Phase III clinical trials with the FDA — of the amino acid L-glutamine as a prescription drug for the treatment of SCD.  To a lesser extent, we are also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution], which has received FDA approval, as a treatment for short bowel syndrome (“SBS”).  Prior to July 31, 2011, we also promoted Zorbtive® [somatropin (rDNA origin) for injection], an FDA approved treatment for SBS.  Our indirect wholly owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan and Taiwan. Since inception, we have generated minimal revenues from the sale and/or promotion of NutreStore®, Zorbtive® and AminoPure®.  We also own a minority interest in CellSeed, Inc. (“CellSeed”), a Japanese company listed on the JASDAQ NEO market in Tokyo, engaged in research and development, manufacture and sale of temperature-responsive cell culture equipment.  Emmaus Medical, LLC was organized on December 20, 2000.  In October 2003, Emmaus Medical, LLC conducted a reorganization and merged with Emmaus Medical, Inc., a Delaware corporation originally incorporated in September 2003.

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors including: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, if ever, future cash needs are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  As of June 30, 2011, we had an accumulated deficit since inception of $15.6 million and cash and cash equivalents of $0.4 million.  Since inception we have had minimal revenues and have had to rely on funding from sales of equity securities and borrowings from officers and stockholders.  Currently, we estimate we will need approximately $7.3 million to complete our Phase III clinical trial and $400,000 to obtain regulatory approval of L-glutamine as a therapy for SCD.  In addition, we have agreed to pay CellSeed an aggregate of $10.0 million pursuant a Joint Research and Development Agreement (the “Research Agreement”) and an Individual Agreement (the “Individual Agreement”) with CellSeed.

Recent Highlights

In April 2009, the FDA authorized us to begin a larger Phase III clinical trial directed to study L-glutamine as an experimental agent to reduce sickle cell crisis.  Patient enrollment began in mid-2010 and as of June 30, 2011, we have signed contracts with 19 sickle cell study sites across the United States and have enrolled 63 patients. We aim to complete Phase III clinical trial enrollment by the end of 2011 or early 2012.

In October 2010, we formed EM Japan and held approximately 97% of the outstanding shares of EM Japan since its formation until March 2011, when we acquired the remaining outstanding shares of EM Japan. EM Japan is now a wholly-owned subsidiary of Emmaus Medical that markets and sells nutritional supplements in Japan and other neighboring regions.   EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future.

In December 2010, we were awarded a five-year contract by the U.S. Department of Veterans Affairs for our NutreStore® product.  In October 2007, we became the exclusive sublicensee of US Patent No. 5,288,703 (the “SBS Patent”) for the U.S. market, including the rights to distribute the L-glutamine treatment for SBS under the trademark NutreStore® in the U.S. and commercially launched NutreStore® in June 2008. Internationally, we are in the last stages of seeking approval to market NutreStore® in Hong Kong and have received a Certificate of Free Sale from the FDA to export NutreStore® to Hong Kong.  Previously, we promoted Zorbtive® in the United States pursuant to a promotional rights agreement with EMD Serono, Inc.  We terminated the agreement effective July 31, 2011 and no longer promote Zorbtive®.

In March 2011, prior to the Merger, Emmaus Medical completed a private placement of shares of its common stock in which it raised gross proceeds of $1.2 million.  During the same month, we received our first order for AminoPure from Taiwan.

We sell L-glutamine as a nutritional supplement under the brand name AminoPure® through our wholly-owned subsidiary Newfield Nutrition Corporation. The product is currently sold through retail stores in multiple states and via importers and distributors in Japan and Taiwan.  As part of the growth strategy, Newfield Nutrition is focused on adding additional distributors both domestically and internationally.

Financial Overview

Revenue

As noted above, we are still in the development stage. Since our inception in 2000, we have had limited revenue from the sale of NutreStore®, an FDA approved prescription drug to treat SBS, and AminoPure®, a nutritional supplement.  We have funded operations principally through debt financings and issuance of common stock.  Emmaus Medical’s operations to date have been primarily limited to organizing and staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, developing clinical trials for sickle cell treatment, establishing manufacturing for products and maintaining and improving its patent portfolio.

Currently, we generate revenue through sale of NutreStore® [L-glutamine powder for oral solution] as a treatment for SBS as well as AminoPure® as a nutritional supplement   Pursuant to the sublicense agreement for the SBS Patent, we are required to pay a royalty of 10% of adjusted gross sales of NutreStore® to Cato Holding Company (“Cato”), the sublicensor, with a required minimum royalty of $30,000 in 2008 and $70,000 in 2009.  There was no required minimum royalty in 2010 and thereafter, other than 10% royalty of adjusted gross sales.  Management expects that any revenues generated will fluctuate from quarter to quarter as a result of the timing and amount.

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to the contract research organization (CRO), payroll-related expenses, study site payments, consultants, activities related to regulatory filings, manufacturing development costs and other related supplies. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidate, the amino acid L-glutamine as a prescription drug for the treatment of SCD.  Currently, we estimate we will need approximately $7.3 million to complete our Phase III clinical trial.

Expenses related to the Phase III clinical trial are based on estimates of the services received and efforts expended pursuant to contracts with study sites and the CRO that conducts and manages the clinical trial on our behalf. We expect to incur increased research and development expenses as we continue to enroll patients in the Phase III clinical trial for sickle cell disease. The most significant clinical trial expenditures are related to the CRO costs and the payment for study sites. The contract with the CRO is based on time and material whereas the study site agreements are based on per patient costs as well as other pass-through costs including but not limited to start-up costs and institutional review board (IRB) fees.  The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows.  Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.  Management estimates the expenses based on the time period over which the services will be performed and the level of effort to be expended in each period.  Although we do not expect the estimate to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and result in us reporting amounts that are higher or lower in any particular period.

While we currently are focused on advancing the sickle cell clinical trials, future research and development expenses will depend on any new products or technologies that may be introduced in the pipeline. In addition, we cannot forecast with any degree of certainty which product candidate(s) may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

At this time, due to the inherently unpredictable nature of the drug development process and the interpretation of the regulatory requirements, we are unable to estimate with any certainty the costs we will incur in the continued development of the sickle cell treatment and other clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations.    The current estimated cost to complete the Phase III clinical trial is $7.3 million, which is based on the assumptions that the total number of trial sites does not increase and we remain on the projected timeline.  Should the total number of trial sites need to be increased or the timeline have to be moved out further than what is planned, there will be an increase in costs associated with the additional time and effort required by the CRO and company staff.

The drug development process to obtain FDA approval is very costly and time consuming.  Even with the granting of orphan drug status and fast track designation, the successful development of the L-glutamine treatment for SCD is uncertain and subject to a number of risks including those described in Item 1A of the Current Report under the caption “Risk Factors.”

The L-glutamine treatment for SCD is investigational in nature and has not received FDA approval.  In order to grant marketing approval, the FDA must conclude that the clinical data establishes the safety and efficacy of the L-glutamine treatment for SCD and that the manufacturing processes and controls are adequate.  Despite our efforts, the L-glutamine treatment for SCD may not be proven safe and effective in clinical trials, or meet applicable regulatory standards.  We are focused on completing the Phase III clinical trial and submitting the new drug application (NDA) to the FDA for consideration. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollment and the risks inherent in the development process, we are unable to determine the duration and completion of costs or when, and to what extent, we will generate revenues from the commercialization and sale of the L-glutamine treatment for SCD.  Development timelines, probability of success and development costs vary widely.

No research and development costs are associated with the SBS treatment.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development, information technology, marketing, and legal functions. Other general and administrative expenses include facility costs, patent filing costs, and professional fees for legal, consulting, auditing and tax services.

Inventories

Inventories consist of finished goods and are valued based on first-in, first-out and at the lesser of cost or market value. All of the purchases during the six months ended June 30, 2011 and 2010 for the Company were from two vendors.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	100,101	19,847	159,569	69,394	534,068
Sales Return	(2,043)	(20,130)	(2,298)	(23,888)	(32,655)
Revenues	98,058	(283)	157,271	45,506	501,413
Cost of goods sold	45,588	7,882	70,689	30,415	296,723
Scrapped inventory	-	-	-	-	235,537
Total cost of goods sold	45,588	7,882	70,689	30,415	532,260
Gross profit (loss)	52,470	(8,165)	86,582	15,091	(30,847)

Operating expenses
Research and development	337,889	236,547	648,652	458,493	5,548,304
Selling	174,185	168,310	375,696	293,352	2,177,904
General and administrative	1,478,786	400,563	2,126,611	806,984	7,739,351
	1,990,860	805,420	3,150,959	1,558,829	15,465,559
Loss from operations	(1,938,390)	(813,585)	(3,064,377)	(1,543,738)	(15,496,406)

Other income (expense)
Interest income	10,169	9,382	16,614	18,391	101,848
Interest expense	(18,864)	(11,893)	(30,675)	(23,843)	(420,668)
	(8,695)	(2,511)	(14,061)	(5,452)	(318,820)
Loss before income taxes	(1,947,085)	(816,096)	(3,078,438)	(1,549,190)	(15,815,226)
Income taxes	-	(1,250)	850	-	15,698
Net loss	(1,947,085)	(814,846)	(3,079,288)	(1,549,190)	(15,830,924)
Net Loss per common share	(0.09)	(0.04)	(0.14)	(0.08)
Weighted average common shares outstanding	21,678,616	19,288,138	21,678,616	19,288,138

 Three Months Ended June 30, 2011 and 2010

Net Operating Losses.  Net operating losses increased $1.1 million, or 138%, from $0.8 million to $1.9 million for the three months ended June 30, 2010 and 2011, respectively, and we expect to continue to generate losses as we progress toward the commercialization of product candidates. The increase in operating losses is primarily a result of increased operating expenses as discussed below.  As of June 30, 2011, we had an accumulated deficit of approximately $15.8 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues.  Sales increased $80,253, or 404%, from $19,847 to $101,101 for the three months ended June 30, 2010 and 2011, respectively.  Sales increased more than unusual for this period due to Newfield’s sale of $50,000 of AminoPure® to Johnson Chemical Pharmaceutical Works Co., its new Taiwan distributor, in the three months ended June 30, 2011. This contributed to an increase in sales of about 300% for the AminoPure® product.  In addition, EM Japan generated approximately $20,000 in sales of AminoPure® during this period as compared to no sales in 2010 when EM Japan did not exist.  These events caused our increase in revenues.   In the second quarter of 2010, we experienced a large number of returns due to the expiration of the NutreStore® product.  This is the main reason for a negative net revenue figure amount in 2010.  The current inventory of NutreStore® is set to expire in April and May of 2014.  Therefore, we do not foresee such an unusually high number of returns in the near future.

Cost of goods sold.  Cost of goods sold increased $37,706, or 478%, from $7,882 to $45,588 for the three months ended June 30, 2010 and 2011, respectively.  Cost of goods sold increased primarily as a result of increased unit sales of our AminoPure® product as discussed above in the Revenue section.  No scrapped inventory expense was realized for the three months ended June 30, 2011 and 2010.  As a percentage of revenue, cost of goods sold decreased from 2,785% to 54% for the three months ended June 30, 2010 and 2011, respectively primarily as a result of the increase in sales.  All of the purchases during the three months ended June 30, 2011 and 2010 were from one vendor.

Research and Development Expenses. Research and development expenses increased $0.1 million, or 43%, from $0.2 million to $0.3 million for the three months ended June 30, 2010 and 2011, respectively.  This increase was primarily due to increased activity in clinical trials.  Research and development costs increased in 2011 and consisted of the following increases: $30,240 for CRO costs; $70,227 for study site expenses; and $18,827 for drug manufacture and other costs. Our clinical trial activities began to ramp up beginning in March 2010 which contributed to the increase in costs in the three months ended June 30, 2011.  In 2010, we did not have any active sites. The bulk of payments made in 2010 were deposits to the CRO.  As of June 30, 2011, there were 19 sites active and recruiting patients and as a result, CRO time and effort increased.

Selling Expenses.  Selling expenses slightly increased $5,875 or 3%, from $168,310 to $174,185 for the three months ended June 30, 2010 and 2011, respectively.  The increase was primarily due to payroll and travel costs. The selling expense included the cost of distribution, promotion, travel, tradeshows and exhibits for NutreStore®, Zorbtive®, and AminoPure®.

General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 269%, from $0.4 million to $1.5 million for the three months ended June 30, 2010 and 2011, respectively.  The increase was largely due to an increase in costs related to increased payroll, legal fees and consulting fees. The Company hired additional professional staff in 2011 which resulted in an increase in payroll expenses of $21,756.  We also incurred increased legal and consulting expenses of approximately $901,091 in connection with the Merger in 2011.

We anticipate that general and administrative expenses will continue to increase for, among others, the following reasons:

•
as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company;

•	to support research and development activities, which the Company expects to expand as development of our product candidate(s) continue; and
•	to build a sales and marketing team before we receive regulatory approval of a product candidate in anticipation of commercial launch.

Six Months Ended June 30, 2011 and 2010

Net Operating Losses.  Net operating losses increased $1.6 million, or 99%, from $1.5 million to $3.1 million for the six months ended June 30, 2010 and 2011, respectively, and we expect to continue to generate losses as we progress toward the commercialization of product candidates. The increase in operating losses is primarily a result of increased operating expenses as discussed below.

Revenues.  Revenues increased $111,765, or 246%, from $45,506 to $157,271 for the six months ended June 30, 2010 and 2011, respectively. Revenue increased largely due to increases in the number of units sold of our AminoPure® product.  The Company had sales of AminoPure® in the amount of $50,000 from its new market, Taiwan in May 2011.  There was $2,298 in returns of the NutreStore product for the six months ended June 30, 2011 as compared to $23,888 for the six months ended June 30, 2010, or 90% decrease.  We do not anticipate significant returns of the NutreStore product in the future.

Cost of goods sold.  Cost of goods sold increased $40,274, or 132%, from $30,415 to $70,689 for the six months ended June 30, 2010 and 2011, respectively.  Cost of goods sold increased primarily as a result of increased unit sales of our AminoPure® product.   No scrapped inventory expense was realized for the six months ended June 30, 2011 and 2010.  As a percentage of revenue, cost of goods sold decreased from 67% to 45% for the six months ended June 30, 2010 and 2011, respectively primarily as a result of the increase in sales.  All of the purchases during the six months ended June 30, 2011 and 2010 were from two vendors.

Research and Development Expenses. Research and development expenses increased $0.2 million, or 41%, from $0.5 million to $0.7 million for the six months ended June 30, 2010 and 2011, respectively.  This increase was primarily due to increased activity in clinical trials.  Research and development costs increased in 2011 and consisted of the following increases: $70,488 for CRO costs; $109,228 for study site expenses; and $25,591 for drug manufacture and other costs. Our clinical trial activities began to ramp up beginning in March 2010 which contributed to the increase in costs in the six months ended June 30, 2011.  In 2010, we did not have any active sites. The bulk of payments made in 2010 were deposits to the CRO.  As of June 30, 2011, there were 19 sites active and recruiting patients and as a result, CRO time and effort increased.

Selling Expenses.  Selling expenses increased $82,344, or 28%, from $293,352 to $375,696 for the six months ended June 30, 2010 and 2011, respectively.  The increase was primarily due to sales, payroll and travel costs. The selling expense included the cost of distribution, promotion, travel, tradeshows and exhibits for NutreStore®, Zorbtive®, and AminoPure®.

General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 164%, from $0.8 million to $2.1 million for the six months ended June 30, 2010 and 2011, respectively.  The increase was largely due to an increase in costs related to increased payroll, legal fees and consulting fees. The Company hired additional professional staff in 2011 which resulted in an increase in payroll expenses of $0.1 million.  We also incurred increased legal and consulting expenses of approximately $1 million in connection with the Merger in 2011.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $0.4 million as of June 30, 2011, the Company does not appear to have sufficient operating capital without raising additional capital. We incurred losses of $3.1 million for the six months ended June 30, 2011 and $3.8 million for the year ended December 31, 2010.  We had an accumulated deficit since inception to June 30, 2011 of $15.8 million.  We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the development and commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease and the expansion of corporate infrastructure, including costs associated with being a public company. As a result, we will seek to fund operations through public or private equity or debt financings, loans, including loans from related parties or other sources, such as strategic partnership agreements. As part of this effort, we have received many loans from stockholders as discussed below.  Additionally, we raised approximately $1.2 million in a private rights offering of common stock in March 2011.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2010 and 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations.

On April 8, 2011, pursuant to a Research Agreement, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the Package to us. Pursuant to the Individual Agreement, the Company agreed to pay $1.5 million to CellSeed within 30 days of CellSeed’s delivery of the Package to the Company and a royalty to be agreed upon by the parties.  We anticipate the delivery of the Package to Emmaus in October or November of 2011.  CellSeed may cancel the agreements if we cannot make the payments when required.  CellSeed may terminate these agreements with us if we are unable to make timely payments required under the agreements.

In addition to the $10.0 million we have agreed to pay CellSeed, we currently estimate that we will need an additional $7.3 million to complete our Phase III clinical trial and $0.4 million to obtain FDA approval for our L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.4 million per month.  Our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including: the number, duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals;

the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. We will rely, in part, on sales of Aminopure® for revenues, which we expect will increase. However, until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or corporate collaboration and licensing arrangements.  If we do not receive adequate funding to complete our clinical trials or to obtain FDA approval for our drug, we may have to delay our trial.  If we have to delay our trial, we cannot enroll additional subjects which will delay the approval of the study treatment.

Our cash flow from operations is not adequate, but our future capital requirements are substantial and may increase beyond our current expectations depending on many factors including:  the duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators.  Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  There can be no assurance of the availability of such capital on terms acceptable (or at all) to us.

For the six months ended June 30, 2011 and during the year ended December 31, 2010, we borrowed varying amounts pursuant to promissory notes, the majority of which has been from our stockholders.  As of June 30, 2011 and December 31, 2010, Emmaus Medical’s promissory notes totaled $1.9 million and $0.9 million, respectively.  Of the $1.9 million of promissory notes outstanding as of June 30, 2011, $1.4 million was due to stockholders and all of the amounts outstanding under the notes as of December 31, 2010 were due to stockholders.  The promissory notes carry interest from 0% to 10% and except for one promissory note in the principal amount of $0.5 million, the debt is unsecured. Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum.  The net proceeds of the loans were used for working capital.

The table below lists the outstanding loans as of June 30, 2011 and the material terms of our outstanding loans:

Lender	Loan Type	Annual Interest Rate	Date of loan	Term of Loan	Loan Amount (net of discount)	Amount Outstanding as of June 30, 2011
Hope Hospice International	Unconvertible	8%	1/12/11	2 years	$200,000	$200,000
Yutaka Niihara	Unconvertible	6.5%	1/12/09	Due on demand	$350,000	$350,000
Daniel Kimbell	Unconvertible	6.5%	4/27/2009	Due on demand	$20,000	$20,000
Daniel Kimbell	Unconvertible	6.5%	5/11/2009	Due on demand	$10,000	$10,000
Nami Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
Makoto Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
Kazuo Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
M’s Support Co. Ltd.	Convertible	0%	8/17/2010	5 years	$18,000	$18,000
Yumiko Takemoto	Convertible	6%	11/23/2010	5 years	$2,000	$2,000
Shigeru Matsuda	Convertible	6.5%	1/12/2009	5 years	$246,889	$254,100
Mitsubishi UFJ Capital III, Limited Partnership	Convertible	10%	3/14/11	5 years	$500,000	$500,000
Yutaka Niihara	Unconvertible	8%	6/21/2011	Due on demand	$100,000	$100,000
Yasushi Nagasaki	Convertible	8%	6/29/2011	1 year	$178,483	$178,483
TOTAL						$1,686,583

The loan to the Company from Hope Hospice International is evidenced by a promissory note.  Pursuant to the note, interest is payable quarterly with the principal being due and payable on the maturity date.  If we fail to make any payment when due under the note or we seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder.

The loan to the Company from Dr. Niihara made in 2009 is evidenced by a promissory note.  Pursuant to the note, interest is payable monthly with principal and any accrued unpaid interest being due upon demand by the holder.  If we fail to make a payment within 10 days after the due date, we must pay an additional late fee of 2% of the late interest payment.  If we fail to make any payment when due under the note, breach any condition relating to any security for the note (although the note is unsecured), seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder. Dr. Niihara loaned the Company an additional $100,000 on June 21, 2011.  Pursuant to the promissory note evidencing the loan, interest is payable monthly with principal and any accrued unpaid interest being due upon demand by the holder.  If we fail to make any payment when due under the note or seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder.

The loans to the Company from Nami Murakami, Makoto Murakami, Kazuo Murakami and M’s Support Co. Ltd. are evidenced by promissory notes.  Pursuant to the notes, interest is payable quarterly with the principal being due and payable on the maturity date.  The holder, at his option, may convert the principal amount of the note into shares of our common stock at a conversion price of $3.05 per share.  If we fail to make any payment when due under the note or we seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder.

The loans to the Company from Daniel Kimbell are evidenced by promissory notes.  Pursuant to the notes, interest is payable monthly.  If we fail to make a payment within 10 days after the due date, we must pay an additional late fee of 2% of the late interest payment.  If we fail to make any payment when due under the notes, breach any condition relating to any security for the notes (although the note is unsecured), seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the notes is due and payable to the holder.

The loan to the Company from Mitsubishi UFJ Capital III, Limited Partnership is evidenced by a promissory note.  Pursuant to the note, interest accrues at 10% per annum beginning on January 1, 2012.  Interest only payments are due monthly with the principal being due and payable on the maturity date.  The holder, at any time during the term of the note but no later than one month after the date our shares of common stock are traded on NASDAQ, may convert the principal amount and any accrued interest owing at the time of such conversion into shares of our common stock at $3.05 per share.  Upon the conversion of the note, the holder will also receive a warrant to purchase shares of our common stock in an amount equal to 25% of the number of shares received upon the conversion of the note. The exercise price of the warrants will be $3.05 per share.  The principal amount of the note is secured by 73,550 shares of common stock of CellSeed owned by Emmaus Medical.  If we fail to make any payment when due under the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder.  In addition, the lender may require us to perform all obligations under the note in the event our shares are not traded on NASDAQ on or prior to December 31, 2011 or that any stockholder is engaged in any antisocial activities.

The loan to the Company from Shigeru Matsuda is evidenced by a promissory note.  If requested by the lender, we must make quarterly interest only payments.  The lender may also allow interest payments to accrue, pursuant to which the unpaid but accrued interest shall be added to the principal.  The entire unpaid principal and any accrued interest thereon shall become immediately due and payable on demand by the holder.  The holder, at any time during the term of the note, may convert the principal amount and any accrued interest owing at the time of such conversion into shares of our common stock at $3.05 per share.  If we fail to make a payment within 10 days after the due date, we must pay an additional late fee of 2% of the late interest payment.  Dr. Niihara and Daniel Kimbell, the former Chief Operating Officer of Emmaus Medical, agreed to be the primary guarantor and secondary guarantor on the note such that in the event we cannot pay the note, Dr. Niihara and Mr. Kimbell, in that order, will make payments due to the lender.  If we or the guarantors fail to make any payment due under the terms of the note, or breach any condition relating to any security, security agreement, note, mortgage or lien granted as collateral security for the note, seek relief under the U.S. Bankruptcy Code, or suffer an involuntary petition in bankruptcy or receivership not vacated within 30 days, the entire balance of the note and any interest accrued thereon shall be immediately due and payable to the holder.

The loan to the Company from Yumiko Takemoto is evidenced by a promissory note.  Pursuant to the note, interest is payable quarterly with the principal being due and payable on the maturity date.  The holder, at his option, may convert the principal amount of the note into shares of our common stock at a conversion price of $3.05 per share.  If we fail to make any payment when due under the note or we seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder.

The loan to the Company from Yasushi Nagasaki is evidenced by a promissory note.  The entire principal amount of the note and any outstanding accrued interest is due on the maturity date.  The principal amount and any unpaid interest due under the promissory note are convertible into shares of our common stock at $3.60 per share.   Mr. Nagasaki will receive a warrant to purchase such number of shares equal to 25% of the number of shares received upon such conversion.  Such warrants will have an exercise price equal to 75% of the fair market value of the Company’s common stock on the date of conversion.  If we fail to make a payment within 10 days after the due date, we must pay an additional late fee of 2% of the late interest payment.  If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder.

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities increased $0.2 million, or 10%, from $1.9 million to $2.1 million for the six months ended June 30, 2010 and 2011, respectively. This increase was primarily due to a $1.5 million increase in operating expenses offset by an increase in the accounts payable outstanding balance of $1.1 million and due to related party of $0.2 million.  The increase in operating expenses was a result of the costs associated in preparing for the merger and public offering.

Net cash used in investing activities

Net cash flows used in investing activities decreased from $4,630 to $1,494 for the six months ended June 30, 2010 and 2011, respectively, for the purchase of property and equipment.

Net cash from financing activities

Net cash flows from financing activities increased $0.6 million, or 41%, from $1.6 million to $2.2 million for the six months ended June 30, 2010 and 2011, respectively primarily as a result a $0.1 million decrease in the proceeds from the issuance of shares of our common stock and a $0.9 million increase in the proceeds from the issuance of notes payable and convertible notes payable.

A total of $0.1 million of convertible notes payable were converted into shares of our common stock during the six months ended June 30, 2011, compared to $0 for the six months ended June 30, 2010.

Off-Balance-Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 2 to our financial statements included in this Quarterly Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Revenue recognition

We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (“SAB 104”).

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.

We are required to pay royalties, which are recognized as expense upon sale of the products.  The royalty equivalent to 10% of adjusted gross sales is due to Cato Holding Company on an annual basis.  The 10% royalty is calculated at the end of the year and accrued on an annual basis.

Share-based payments

We recognize compensation cost for share-based compensation awards during the service term of the recipients of the share-based awards. The fair value of share-based is calculated using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is derived from historical data on awards exercised and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the vesting period of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies. These factors could change, affecting the determination of stock-based awards expense in future periods.

Marketable securities

Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

On April 21, 2011, we entered into an agreement and plan of merger with AFH Merger Sub, Inc., our wholly-owned subsidiary, (“AFH Merger Sub”), AFH Holding and Advisory, LLC, and Emmaus Medical, Inc. (“Emmaus Medical”) pursuant to which Emmaus Medical agreed to merge with and into AFH Merger Sub with Emmaus Medical continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger on May 3, 2011, the sole business conducted by our company is the business conducted by Emmaus Medical and it subsidiaries and certain of the officers and directors of Emmaus Medical became officers and directors of our company. Also, as a result of the Merger, the internal control over financial reporting utilized by Emmaus Medical prior to the Merger became the internal control over financial reporting of our company

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other than the changes described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Upon the closing of the Merger on May 3, 2011, we (i) became the 100% parent of Emmaus Medical, (ii) assumed the operations of Emmaus Medical and its subsidiaries; and (iii) changed our name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” As a result of the closing of the Merger, there have been material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010.  Please refer to the risk factors set forth in Item 2.01 of the Current Report for the risks related to our business post-Merger.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On June 28, 2011, we issued a one-year convertible promissory note to Yasushi Nagasaki, our Chief Financial Officer, in the principal amount of $178,483.  The note bears interest at 8% per annum.  During the term of the note, the principal and any unpaid interest on the note are convertible at the holder’s option into shares of our common stock at a conversion rate of $3.60 per share.  Mr. Nagasaki will receive a warrant to purchase such number of shares equal to 25% of the number of shares received upon such conversion.  Such warrants will have an exercise price equal to 75% of the fair market value of the Company’s common stock on the date of conversion.  The Company recorded a discount on the convertible debt based on the value of warrants granted in the note agreement and a beneficial conversion feature.  $58,790 was allocated to the warrants and $122,727 was allocated to the beneficial conversion feature.  The note was offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.  Mr. Nagasaki qualified as an “accredited investor,” as defined by Rule 501 under the Securities Act.

Item 3. Default Upon Senior Securities

None.

Item 4.  Removed and Reserved.

Item 5. Other Information

On June 28, 2011, we issued a one-year convertible promissory note to Yasushi Nagasaki, our Chief Financial Officer, in the principal amount of $178,483.  The note bears interest at 8% per annum.  During the term of the note, the principal and any unpaid interest on the note are convertible at the holder’s option into shares of our common stock at a conversion rate of $3.60 per share.   Mr. Nagasaki will receive a warrant to purchase such number of shares equal to 25% of the number of shares received upon such conversion.  Such warrants will have an exercise price equal to 75% of the fair market value of the Company’s common stock on the date of conversion.  The Company recorded a discount on the convertible debt based on the value of warrants granted in the note agreement and a beneficial conversion feature.  $58,790 was allocated to the warrants and $122,727 was allocated to the beneficial conversion feature.  The note was offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.  Mr. Nagasaki qualified as an “accredited investor,” as defined by Rule 501 under the Securities Act.

On July 21, 2011, Emmaus Medical received a loan from Equities First Holdings, LLC (“Equities First”) pursuant to a loan agreement with Equities First dated June 9, 2011.  Pursuant to the loan agreement, Equities First agreed to lend to Emmaus Medical funds equal to 70% of the current fair market value of 73,550 shares of CellSeed, Inc. owned by Emmaus Medical for the three consecutive trading days for the CellSeed stock.  The loan bears interest at 4.5% and any interest payment not received within ten calendar days is subject to a penalty equal to 7% of the amount due.  The loan was funded on July 21, 2011 (the “Closing Date”) in the principal amount of $841,728 and matures on the third anniversary of the Closing Date.  Prepayment of the principal amount of the loan or any interest due is not permitted.  As collateral for the loan, Emmaus Medical assigned 73,550 of its shares of CellSeed (the “Collateral”) pursuant to a Pledge Agreement with Equities First in which Emmaus Medical assigned its right, title and ownership interest in the Collateral.  Within five business days of Emmaus Medical’s payment of all of its obligations under the loan agreement, Equities First shall reassign all right, title and ownership interest in identical securities, ad defined in Internal Revenue Code Section 1058, to Emmaus Medical and redeliver the Collateral. The following constitute events of default under the loan agreement:  Emmaus Medical’s failure to pay any obligations when due within ten calendar days of the due date; any inaccuracy of Emmaus Medical’s representations and warranties in the agreement or any other loan document; Emmaus Medical’s default in the performance of any covenant in the loan agreement or any loan document not cured within a reasonable time; any event of default under the Pledge Agreement; the removal of the collateral from a national or international securities exchange, the halting of trading for three business days of the Pledged Collateral or the failure of the Pledged Collateral to be publicly traded on a national or international exchange; Emmaus Medical’s general assignment for the benefit of creditors or consent to the appoint of a receiver or similar official of all of its properties, Emmaus Medical’s written admission of its inability to pay its debts as they mature or Emmaus Medical’s commencement of any action under any federal or state insolvency statute; the Pledge Agreement’s failure to create a valid and perfected first priority security interest in the Pledged Collateral; an action against Emmaus Medical seeking an attachment or similar process against all or any substantial part of Emmaus Medical’s property which results in the entry of an order for relief which remains undismissed or undischarged  for 60 days; or the fair market value of the Pledged Collateral shall be less than 80% of the loan principal amount.  Upon an event of default, the loan, together with all accrued and unpaid interest, shall be due and payable.

The information included in this Item 5 is provided in accordance with Item 1.01, Item 2.03 and Item 3.02 of Form 8-K.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1
Convertible Promissory Note dated June 29, 2011 issued by the registrant to Yasushi Nagasaki (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 11, 2011).

4.2	Loan Agreement dated June 9, 2011 by and between Emmaus Medical, Inc. and Equities First Holdings, LLC.
4.3	Pledge Agreement dated June 9, 2011 by and between Emmaus Medical, Inc. and Equities First Holdings, LLC.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

EMMAUS HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emmaus Holdings, Inc.

Dated: August 15, 2011		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer)

/s/ Yasushi Nagasaki
	By:	Yasushi Nagasaki
	Its:	Chief Financial Officer (principal financial and accounting officer)