Form 10-Q/A
period 2011-04-30
EMMAUS HOLDINGS, INC.
filed 2011-08-25
CIK 1420031

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

20725 S Western Avenue
Suite 136
Torrance, CA 90501
 (Address of principal executive offices)

Issuer’s telephone number:  (310) 492-9898

AFH ACQUISITION IV, INC.
______________9595 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212 _________
(Former Name or Former Address, if Changed Since Last Report)

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
☐  Yes ☒  No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 25, 2011:  24,381,667 shares of common stock.

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

EXPLANATORY NOTE

Emmaus Holdings, Inc, a Delaware corporation, is filing this Amendment No.2 to its Form 10-Q for the period ended April 30, 2011 which was originally filed with the Securities and Exchange Commission on May 13, 2011 and the first amendment filed on July 5, 2011, in order to correctly reference the financial statements for the period ended April 30, 2011 as those of AFH Acquisition IV, Inc. and not Emmaus Holdings, Inc.,since the financial statements in this quarterly report are for a period prior to the merger that closed on May 3, 2011.  This amendment also updates the equity statement with respect to outstanding common stock and additional paid in capital, as well as to update subsequent events, and updates share information with respect to the amounts outstanding upon the merger.

New certifications of our principal executive and financial officer are included as exhibits to this amendment.

PART I – FINANCIAL INFORMATION

AFH ACQUISITION IV, INC.
 (A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
BEVERLY HILLS, CA

FINANCIAL REPORTS
AT
APRIL 30, 2011

AFH ACQUISTION IV, INC.
 (A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at April 30, 2011 (Unaudited) and October 31, 2010	F-1

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-2

Statements of Operations for the Three and Six Months Ended April 30, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-3

Statements of Cash Flows for the Three and Six Months Ended April 30, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-4

Notes to Financial Statements	F-5 – F-8

AFH ACQUISITION IV, INC. (A DEVELOPMENT STAGE COMPANY) (A DELAWARE CORPORATION) Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	April 30,	October 31,
	2011	2010

ASSETS
Cash and Cash Equivalents	260	—
Due from Parent	1,137,874	—

Total Assets	$1,138,134	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$863	$3,703
Due to Parent	—	11,895

Total Liabilities	863	15,598

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,577,750 and 5,000,000 Issued and Outstanding at		0
April 30, 2011 and October 31, 2010, respectively	5,578	5,000
Additional Paid-In-Capital	1,174,922	20,000
Deficit Accumulated During Development Stage	(43,229)	(40,598)

Total Stockholder's Deficit	1,137,271	(15,598)

Total Liabilities and Stockholder's Deficit	$1,138,134	$—

AFH ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (SEPTEMBER 24, 2007) THROUGH APRIL 30, 2011 - UNAUDITED

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - September 24, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(4,900)	—	20,100

Net Loss for the Period	—	—	—	—	(21,853)	(21,853)

Balance - October 31, 2007	5,000,000	5,000	20,000	(4,900)	(21,853)	(1,753)

Cash Received for Stock Subscriptions	—	—	—	4,900	—	4,900

Net Loss for the Period	—	—	—	—	(7,600)	(7,600)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(29,453)	(4,453)

Net Loss for the Period	—	—	—	—	(7,317)	(7,317)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(36,770)	(11,770)

Net Loss for the Period	—	—	—	—	(3,828)	(3,828)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	(40,598)	(15,598)

Common Stock Issued for Cash	577,750	578	1,154,922	—	—	1,155,500

Net Loss for the Period	—	—	—	—	(2,631)	(2,631)

Balance - April 30, 2011	5,577,750	$5,578	$1,174,922	$—	$(43,229)	$1,137,271

AFH ACQUSITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS – UNAUDITED

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

AFH ACQUSITION IV, INC.
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

Prior to May 3, 2011, AFH Acquisition IV, Inc. (the “Company”)  was a development stage company that was incorporated under the laws of the State of Delaware on September 24, 2007.  The Company was majority owned by AFH Holding & Advisory, LLC (the “Parent”).  The financial statements presented represent only those transactions of the Company. On April 21, 2011, the Company entered into a merger agreement and plan of merger with Emmaus Medical, Inc. (“Emmaus”), which closed on May 3, 2011 (See Note G).

The condensed financial statements of the Company included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K, and other reports filed with the SEC.

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

Represents cash advance to/from AFH Holding & Advisory, LLC for services and expenses paid for on the Company’s behalf and proceeds of the sale of stock. AFH Holding & Advisory, LLC is the majority shareholder of the Company.  The proceeds of the sale of stock are held by AFH Holding & Advisory in anticipation of the costs of merging.   AFH Holding & Advisory, LLC anticipates the costs will approximate the funds raised however will retain any unspent funds post merger.   There are no repayment terms.

Note F -	Stock Transactions

On April 19, 2011, the Company sold an aggregate of 577,750 shares of common stock at a per share purchase price of $2.00 per share for gross proceeds of approximately $1.2 million (the “Private Placement”).  The shares of our common stock sold in the Private Placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  All proceeds from this stock sale were retained by AFH Holding & Advisory, LLC, the Parent, prior to the merger (see Note G).

Note G -	Subsequent Events

Pursuant to an Agreement and Plan of Merger, dated April 21, 2011 (the “Merger Agreement”), by and among AFH Acquisition IV, Inc. (“AFH IV”), AFH Merger Sub, Inc. (“AFH Merger Sub”), AFH Holding & Advisory, LLC (“AFH Advisory”), and Emmaus Medical, Inc. (“Emmaus”), Emmaus merged with and into AFH Merger Sub with Emmaus continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger on May 3, 2011, AFH IV changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.”

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

Upon consummation of the Merger, (i) each outstanding share of Emmaus common stock was exchanged for 29.48548924976 shares of AFH IV common stock, (ii) each outstanding Emmaus option and warrant, which was exercisable for one share of Emmaus common stock, was exchanged for an option or warrant, as applicable, exercisable for 29.48548924976 shares of AFH IV common stock; and (iii) each outstanding convertible note of Emmaus, which was converted for one share of Emmaus common stock, was exchanged for a convertible note exercisable for 29.48548924976 shares of AFH IV common stock. As a result of the Merger, securityholders of Emmaus received 24,378,305 (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) shares of AFH IV common stock, options to purchase 23,590 shares of common stock, warrants to purchase an aggregate of 302,918 shares of AFH IV common stock, and convertible notes to purchase an aggregate of 271,305 shares of AFH IV common stock.

For accounting purposes, the Merger transaction will be accounted for as a reverse merger. The transaction has been treated as a recapitalization of Emmaus Medical and its subsidiaries, with AFH Acquisition IV, Inc. (the legal acquirer of Emmaus Medical and its subsidiaries) considered the accounting acquiree and Emmaus Medical whose management took control of AFH Acquisition IV, Inc. (the legal acquiree of Emmaus Medical) considered the accounting acquirer. Pro forma disclosure giving effect to the Merger has been included in the Company’s Current Report on Form 8-K/A filed with the SEC.

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

Plan of Operation

Prior to May 3, 2011, AFH Acquisition IV, Inc. (the “Company”), was a development stage company that was incorporated under the laws of the State of Delaware on September 24, 2007.  The Company was majority owned by AFH Holding & Advisory, LLC (the “Parent”).  The financial statements presented represent only those transactions of the Company. (See Note G).

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

Upon consummation of the Merger, (i) each outstanding share of Emmaus common stock was exchanged for 29.48548924976 shares of AFH IV common stock, (ii) each outstanding Emmaus option and warrant, which was exercisable for one share of Emmaus common stock, was exchanged for an option or warrant, as applicable, exercisable for 29.48548924976 shares of AFH IV common stock; and (iii) each outstanding convertible note of Emmaus, which was converted for one share of Emmaus common stock, was exchanged for a convertible note exercisable for 29.48548924976 shares of AFH IV common stock. As a result of the Merger, securityholders of Emmaus received 24,378,305 (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) shares of AFH IV common stock, options to purchase 23,590 shares of common stock , warrants to purchase an aggregate of 302,918 shares of AFH IV common stock, and convertible notes to purchase an aggregate of 271,305 shares of AFH IV common stock.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (inception) to April 30, 2011.   See the Company's Current Report on Form 8-K/A filed with the SEC for results of operations of Emmaus.

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

As of May 3, 2011, we completed a merger as disclosed in Note G of the financial statements.  Upon completion of the Merger, the Company adopted the operating control system of Emmaus Medical, Inc.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Reserved.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30,  2011.

31.2
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  August 25, 2011

EMMAUS HOLDINGS, INC.
(Registrant)

By:	/s/ Yutaka Niihara
Name:	Yutaka Niihara M.D., MPH.
Title:	President and Chief Executive Officer and Duly Authorized Officer