Form 10-Q/A
period 2011-06-30
EMMAUS LIFE SCIENCES, INC.
filed 2011-10-06
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  000-53072

EMMAUS LIFE SCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-2254389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20725 S. Western Avenue, Suite 136
Torrance, CA 90501
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

310-214-0065
 (COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Emmaus Holdings, Inc.
Former Name

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The registrant had 24,381,667 shares of common stock, par value $0.001 per share, outstanding as of August 12, 2011.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends information in the Quarterly Report on Form 10-Q filed by Emmaus Life Sciences, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original Filing”).  This Amendment reflects (i) restated consolidated financial statements (including updated subsequent events in the notes to the financial statements) to correctly report the Company’s deferred tax assets and liabilities related to unrealized gain on available-for-sale securities as reported in the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2011, and (ii) revisions based on a comment letter from the staff of the SEC.  The Company has also revised Note 8, Related Party Transactions with respect to the arrangement with AFH Advisory.

As a result of this Amendment, the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 filed as exhibits to our Original Filing have been revised, as applicable to the disclosures that are amended by this Amendment, re-executed and re-filed as of the date of this Amendment.

This Amendment includes information contained in the Original Filing, and, except as noted above, we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Filing.  The disclosures in this Amendment continue to speak as of the date of the Original Filing, and do not reflect events occurring after the filing of the Original Filing.  Among other things, the Company’s name change from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.”, which was effective September 14, 2011, is not reflected on the Company’s consolidated financial statements and notes thereto, and forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context.  This Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment shall not be deemed to be an admission that the Original Filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

EMMAUS LIFE SCIENCES, INC.

 FORM 10-Q/A

 For the Quarterly Period Ended June 30, 2011

 INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1

		(b) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and from December 20, 2000 (Inception) to June 30, 2011 (Unaudited)	2

		(c) Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Period from December 20, 2000 (Inception) to June 30, 2011	3

		(d) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and from December 20, 2000 (Inception) to June 30, 2011 (Unaudited)	7

		(e) Notes to Consolidated Financial Statements as of and for the Six Months ended June 30, 2011 (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

	Item 4.	Controls and Procedures	40

Part II	Other Information

	Item 1.	Legal Proceedings	41

	Item 1A.	Risk Factors	41

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	41

	Item 3.	Default Upon Senior Securities	41

	Item 4.	Removed and Reserved	41

	Item 5.	Other Information	41

	Item 6.	Exhibits	42

Signatures

i

Item 1. Financial Statements

EMMAUS HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Balance Sheets

	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$432,262	$258,676
Accounts receivable	38,611	21,746
Inventories	281,705	130,573
Marketable securities	1,173,770	1,674,386
Prepaid expenses and other current assets	50,286	11,479
Deferred tax asset	486,290	217,029
Total Current Assets	2,462,924	2,313,889

PROPERTY AND EQUIPMENT, net	83,322	94,179

OTHER ASSETS
Marketable securities, long-term	1,173,770	—
Intangibles, net	48,906	134,880
Notes receivable	18,000	18,000
Deposits	376,319	348,408
Total Other Assets	1,616,995	501,288
Total Assets	$4,163,241	$2,909,356

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,121,688	$190,107
Due to related party	703,893	—
Dissenting shareholders payable	200,000	—
Notes payable	480,000	460,000
Convertible notes payable, net	178,483	246,889
Deferred tax liability	486,290	217,029
Total current liabilities	3,170,354	1,114,025

LONG-TERM LIABILITIES
Notes payable	200,000	—
Convertible notes payable	828,100	184,030
Total long-term liabilities	1,028,100	184,030
Total Liabilities	4,198,454	1,298,055

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock – par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 24,381,667, (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) and 20,365,054 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	24,382	20,365
Additional paid-in capital	14,555,603	13,799,999
Accumulated other comprehensive income	729,436	325,544
Deficit accumulated during the development stage	(15,344,634)	(12,534,607)
Total Shareholders’ Equity (Deficit)	(35,213)	1,611,301
Total Liabilities & Shareholders’ Equity	$4,163,241	$2,909,356

The accompanying notes are an integral part of these financial statements.

EMMAUS HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
SALES	100,101	19,847	159,569	69,394	534,068
SALES RETURN	(2,043)	(20,130)	(2,298)	(23,888)	(32,655)
REVENUES	98,058	(283)	157,271	45,506	501,413

COST OF GOODS SOLD
Cost of goods sold	45,588	7,882	70,689	30,415	296,723
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	45,588	7,882	70,689	30,415	532,260
GROSS PROFIT (LOSS)	52,470	(8,165)	86,582	15,091	(30,847)

OPERATING EXPENSES
Research and development	337,889	236,547	648,652	458,493	5,548,304
Selling	174,185	168,310	375,696	293,352	2,177,904
General and administrative	1,478,786	400,563	2,126,611	806,984	7,739,351
	1,990,860	805,420	3,150,959	1,558,829	15,465,559
LOSS FROM OPERATIONS	(1,938,390)	(813,585)	(3,064,377)	(1,543,738)	(15,496,406)

OTHER INCOME (EXPENSE)
Interest income	10,169	9,382	16,614	18,391	101,848
Interest expense	(18,864)	(11,893)	(30,675)	(23,843)	(420,668)
	(8,695)	(2,511)	(14,061)	(5,452)	(318,820)
LOSS BEFORE INCOME TAXES	(1,947,085)	(816,096)	(3,078,438)	(1,549,190)	(15,815,226)

INCOME TAXES (BENEFIT)	34,667	(1,250)	(268,411)	—	(470,592)

NET LOSS	(1, 981,752)	(814,846)	(2,810,027)	(1,549,190)	(15, 344,634)

OTHER INCOME
Unrealized holding gain on securities available-for-sale, net of tax	(52,000)	—	403,892	—	729,436

COMPREHENSIVE LOSS	(2,033,752)	(814,846)	(2,406,135)	(1,549,190)	(14,615,198)
NET LOSS PER COMMON SHARE	(0.09)	(0.04)	(0.13)	(0.08)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,077,289	19,288,138	21,678,616	19,288,138

The accompanying notes are an integral part of these financial statements.

EMMAUS HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2011
(unaudited)
	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	Shares	Common stock

Balance, December 31, 2000 (1) (2)	12,531,125	$12,531	$(2,931)	—	$—	$9,600

Net loss	—	—	—	—	(21,942)	(21,942)

Balance, December 31, 2001	12,531,125	12,531	(2,931)	—	(21,942)	(12,342)

Net loss	—	—	—	—	(12,464)	(12,464)

Balance, December 31, 2002	12,531,125	12,531	(2,931)	—	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital	—	—	(34,406)	—	34,406	—

Common stock issued	737,125	737	249,263	—	—	250,000
						—
Net loss	—	—	—	—	(97,481)	(97,481)

Balance, December 31, 2003	13,268,250	13,268	211,926	—	(97,481)	127,713

(1) Reflects recapitalization of members’ equity of Emmaus Medical, LLC (425,000 pre-merger) into 12,531,125 shares of common stock of Emmaus Medical, Inc.

(2)  The stockholders’ equity has been recapitalized to give effect to the share exchanged by existing stockholders pursuant to the merger agreement dated April 21, 2011, more fully discussed in the Recapitalization and change in legal status of entity footnotes to these financial statements.

EMMAUS HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2011
(unaudited)
	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Additional Paid-in Capital	Accumulated Other Comprehensive income	Deficit Accumulated during Development Stage	Total
	Shares	Common stock

Balance, December 31, 2003	13,268,250	$13,268	$211,926	$—	$(97,481)	$127,713

Common stock issued	1,615,542	1,616	646,459	—	—	648,075

Net loss	—	—	—	—	(624,936)	(624,936)

Balance, December 31, 2004	14,883,792	14,884	858,385	—	(722,417)	150,852

Common stock issued	398,549	399	327,886	—	—	328,285

Net loss	—	—	—	—	(668,091)	(668,091)

Balance, December 31, 2005	15,282,341	15,283	1,186,271	—	(1,390,508)	(188,954)

Common stock issued	523,388	523	824,517	—	—	825,040

Net loss	—	—	—	—	(759,962)	(759,962)

Balance, December 31, 2006	15,805,729	15,806	2,010,788	—	(2,150,470)	(123,876)

Common stock issued	1,344,162	1,344	2,732,516	—	—	2,733,860

Net loss	—	—	—	—	(1,282,212)	(1,282,212)

Balance, December 31, 2007	17,149,891	17,150	4,743,304	—	(3,432,682)	1,327,772

EMMAUS HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2011
(unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Additional Paid-in Capital	Accumulated Other Comprehensive income	Deficit Accumulated during Development Stage	Total
	Shares	Common stock

Balance, December 31, 2007	17,149,891	$17,150	$4,743,304	$—	$(3,432,682)	$1,327,772

Common stock issued	1,226,959	1,227	3,389,464	—	—	3,390,691

Net loss	—	—	—	—	(2,993,777)	(2,993,777)

Balance, December 31, 2008	18,376,850	18,377	8,132,768	—	(6,426,459)	1,724,686

Warrants issued	—	—	160,000	—	—	160,000

Common stock issued, net of issuance cost of $160,000	854,446	854	2,078,071	—	—	2,078,925
Net loss	—	—	—	—	(2,567,807)	(2,567,807)
Balance, December 31, 2009	19,231,296	19,231	10,370,839	—	(8,994,266)	1,395,804

Warrants issued	—	—	480,000	—	—	480,000
Common stock issued, net of issuance cost of $480,000	705,900	706	1,643,588	—	—	1,644,294
Conversion of notes payable to common stock	427,857	428	1,305,572	—	—	1,306,000
Unrealized gain on securities available for sale	—	—	—	325,544	—	324,544

Net loss	—	—	—	—	(3,540,341)	(3,540,341)

Balance, December 31, 2010	20,365,053	20,365	13,799,999	325,544	(12,534,607)	1,611,301

EMMAUS HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2011
(unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Additional Paid-in Capital	Accumulated Other Comprehensive income	Deficit Accumulated during Development Stage	Total
	Shares	Common stock

Balance, December 31, 2010	20,365,053	$20,365	$13,799,999	$325,544	$(12,534,607)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	1,153,402	—	—	1,153,674
Conversion of notes payable to common stock	36,514	37	109,993	—	—	110,030
Shares issued to existing shell shareholders in the reorganization	3,750,000	3,750	(503,750)			(500,000)
Proceeds from exercise of warrants	4,718	5	14,395			14,400
Cashless exercise of warrants	413	—	—	—	—	—
Common stock repurchased and cancelled from dissenting shareholders	(47,178)	(47)	(199,953)	—	—	(200,000)
Warrants issued in conjunction with convertible note (25,000)			58,790			58,790
Impact of beneficial conversion feature			122,727			122,727
Unrealized gain on securities	—	—	—	403,892	—	403,892
Net loss	—	—	—	—	(2,810,027)	(2,810,027)

Balance, June 30, 2011	24,381,667	$24,382	$14,555,603	$729,436	$(15,344,634)	$(35,213)

The accompanying notes are an integral part of these financial statements.

EMMAUS HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
 (unaudited)

	Six months ended			From December 20, 2000 (date of inception) to
	June 30, 2011	June 30, 2010		June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,810,027)		$(1,549,190)	$(15,344,634)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	98,325		140,790	805,073
Cost of scrapped inventory written off	—		—	235,537
Deferred income taxes	(269,261)		—	(486,290)
Net changes in operating assets and liabilities, net of acquisition
Accounts receivable	(16,865)		16,638	(44,717)
Inventory	(151,132)		(118,764)	(513,232)
Prepaid expenses and other current assets	(38,807)		681	(68,286)
Deferred tax asset	(269,261)		—	(486,290)
Deposits	(27,911)		(230,792)	(325,683)
Accounts payable and accrued expenses	938,791		(145,671)	1,087,009
Due to related party	203,893		—	203,893
Deferred tax liability	269,261			486,290
Net cash flows used in operating activities	(2,072,994)		(1,886,308)	(14,451,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	—		—	(750,000)
Purchases of marketable securities	—		—	(1,131,813)
Cash paid to form (establish)subsidiary	—		—	(18,250)
Purchases of property and equipment	(1,494)		(4,630)	(187,301)
Net cash flows used in investing activities	(1,494)		(4,630)	(2,087,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	—		—	299,500
Repayment of line of credit	—		—	(299,500)
Proceeds from notes payable issued	400,000		93,212	1,142,463
Payments of notes payable	(180,000)		—	(215,576)
Proceeds from convertible notes payable issued	860,000		200,000	2,350,030
Proceeds from issuance of common stock	1,168,074		1,296,575	13,682,438
Net cash flows from financing activities	2,248,074		1,589,787	16,959,356

Net increase in cash and cash equivalents	173,586		(301,151)	420,662

Cash and cash equivalents, beginning of period	258,676		389,554	—
Cash acquired	—		—	11,600
Cash and cash equivalents, end of period	$432,262		$88,403	$432,262
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$30,675		$23,843	$420,668
Income taxes paid	$850	$		$15,698
Non cash Investing Activities:
Due to related party in reverse merger	$500,000		$—	$500,000
Non-cash Financing Activities:
Conversion of notes payable to common stock	$110,030		$—	$1,416,030

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

In October 2010, the Company established Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”) by paying 97.33% of the initial capital. EM Japan is engaged in the business of trading in nutritional supplements and other medical products and drugs. The results of EM Japan have been included in the consolidated financial statements of the Company since the date of formation. The aggregate formation cost was $52,500. Emmaus Medical acquired the additional 3% of the outstanding shares of EM Japan during the three months ended March 31, 2011 and is the 100% owner of the outstanding share capital.

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

Going concern – The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the six months ended June 30, 2011 totaling $2,810,027 as well as accumulated deficit since inception amounting to $15,344,634. Further the Company appears to have inadequate cash and cash equivalents of $432,262 as of June 30, 2011 considering that revenues from operations since inception totaled only $501,413. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

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

Inventories – Inventories as of June 30, 2011 consisted of 60% finished goods and 40% work–in-process and are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-Glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the purchases during the six months ended June 30, 2011 and 2010 were from two vendors. Purchases from the two vendors amounted to 69% and 31% and 9% and 91% of total purchases during the six months ended June 30, 2011and 2010, respectively.

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

With prior written approval of the Company, product is returnable only by our direct customers for a returned goods credit, if the product meets any of the following criteria:

A.	Product expiring within six (6) months of the expiration date printed on the package/container that is in the manufacturer’s original package/container and bears the original label.
B.
Expired product that is in the manufacturer’s original package/container and bears the manufacturer’s original label, provided, however, that expired product must be returned within 12 months of the expiration date printed on the package/container.

C.	Product shipped directly by the Company that is damaged in transit, subject to Free on Board (“FOB”) Destination, or material shipped in error by the Company.
D.	Product that is discontinued, withdrawn, or recalled.

                Credits will only be issued for full cartons only without any missing packets of product.  No credit is issued, nor does the Company accept charges or deductions for administrative, handling, or freight charges associated with the return of product to the Company.  No credit is issued for product destroyed by anyone other than the Company.  Customers must return the product within 60 days of receiving the Company’s written approval for the return or the return will not be issued a credit.  The amount of the credit provided for returned product is based on the current wholesale acquisition cost of the returned product less 5%.  When product is returned, a credit memo is applied to the customer’s current account balance or applied to future purchases.   Credit memos expire one hundred eighty (180) days from date issued.

We estimate our sales return based upon our prior sales and return history. Historically, sales returns have been very nominal. The extraordinary sales returns in the six months ended June 30, 2010 were all related to the same batch of NutreStore product produced in 2008 that expire. We continue to monitor our returns and will adjust our estimates based on our actual sales return experience. Based upon our sales return history we will record a reserve for estimated returns during each reporting period. The Company is currently required to pay royalties to CATO Holding Company on an annual basis, which is recognized as an expense upon sale of the products.

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

Impairment of Long-Lived Assets – In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

●	significantly lower performance relative to expected historical or projected future operating results;

●	market projections;

●	its ability to obtain patents, including continuation patents, on technology;

●	significant changes in its strategic business objectives and utilization of the assets;

●	significant negative industry or economic trends, including legal factors;

●	potential for strategic partnerships for the development of its patented technology;

●	changing or implementation of rules regarding manufacture

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

Marketable securities – Investment securities as of June 30, 2011 and December 31, 2010 are classified as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 147,100 shares of CellSeed stocks acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share.  CellSeed’s IPO (symbol 7776) was completed on March 16, 2010.  As of December 31, 2010, and June 30, 2011, the closing price per share was 921 Yen and 1,287 Yen respectively.  Historical JASDEQ closing price can be found from http://www.bloomberg.com/apps/quote?ticker=7776:JP.  The Company’s security position in CellSeed is many times the average daily trading volume of the stock on the JASDAQ exchange. Any attempt to sell the Company’s position in a short period of time may have an adverse impact on the price of the stock. During the six months ended June 30, 2011, the Company granted a security interest in 50% of its CellSeed securities to a lender as discussed in Note 5.

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

Level 2: Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets or liabilities in inactive markets;
●	Inputs other than quoted prices that are observable for the asset or liability;
●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities are determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at June 30, 2011.   The fair value of the Company’s debt instruments are not materially different from their carrying values as presented.  The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs.  The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 5.

Net loss per share – In accordance with FASB ASC Topic 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.    Dilutive loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2011and 2010, there were 718,389 and 325,610 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2011-05, “Presentation of Comprehensive Income,” was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011.  Comprehensive income includes certain items that are recognized as “other comprehensive income” (“OCI”) and are excluded from net income.  Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges.  Under the provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement.  An existing option to present the components of OCI as part of the statement of changes in shareholders’ equity is being eliminated.  The Company has currently unrealized holding gain on securities available-for-sale and is evaluating the preferable format for presentation of its other comprehensive income upon the effective date of the standard.

FASB Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” was issued in May 2011 to be effective for fiscal years beginning after December 15, 2011.  The update changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (IFRS).  While many of the modifications are not expected to change the application of U.S. GAAP, there are additional disclosure requirements relating to the use of Level 3 inputs in determining fair value.  The Company does not expect the standard to have a material effect on its consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2011	December 31, 2010
Equipment	$111,978	$110,484
Leasehold Improvements	23,054	23,054
Furniture and Fixtures	52,269	52,269
	187,301	185,807
Less: accumulated depreciation	(103,979)	(91,628)
	$83,322	$94,179

During the six months ended June 30, 2011 and 2010, the depreciation expense was $12,351 and $13,593, respectively.  Depreciation expense from inception to June 30, 2011 was $103,979.

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

During the six months ended June 30, 2011 and 2010, the amortization expense was $85,974 and $127,197, respectively.  Amortization expense from inception to June 30, 2011 was $701,094. Expected amortization expense for the year ended December 31, 2011 is estimated to be approximately $135,000.

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following at:

	June 30, 2011	December 31, 2010
Note payable to a shareholder, due on demand, interest payable monthly at 6.5% per annum.
*Yutaka Niihara – Note 1	$350,000	$350,000
*Yutaka Niihara – Note 2	—	80,000
Daniel Kimbell – Note 1	20,000	20,000
Daniel Kimbell – Note 2	10,000	10,000

Note payable to a shareholder, due on demand, interest payable monthly at 8% per annum.
*Yutaka Niihara – Note 3	100,000	—

Note Payable to related parties, due 2013, interest payable quarterly at 8% per annum
**Hope International Hospice, Inc.	200,000	—

Convertible note payable to related party, due 2012, interest payable annually at 8% per annum
*Yasushi Nagasaki	178,483	—

Convertible notes payable to shareholders, due 2015, 0% interest payable.	72,000	132,030

Convertible note payable to shareholder, originally due in 2011 but extended by the Lender until 2014, interest payable monthly at 6.5% per annum	254,100	246,889

Convertible note payable to a bank, due in 2016, interest payable monthly at 10% per annum, beginning January 2012.	500,000	—

Convertible notes payable to shareholders, due in 2015, interest payable monthly at 6% per annum.	2,000	52,000
	$1,686,583	$890,919
Amount due in one year	(658,483)	(706,889)
Long term portion of notes payable	$1,028,100	$184,030

*Officers of the company
**Dr. Niihara is also the CEO of Hope International Hospice, Inc.

As of June 30, 2011, notes payable in the amount of $828,100 and $360,000 were convertible, at option of the lender, into shares of the Company’s common stock at $3.05 and $3.60 per share, respectively. During the six months ended June 30, 2011, notes payable in the amount of $110,030 were converted to common stock at a conversion price of $3.05 per share.

During the six months ended June 30, 2011, the Company issued a convertible note in the amount of $500,000 which bears interest at 10% per annum beginning on January 1, 2012. The note is convertible, at the lender’s option until one month after the Company’s shares of common stock are traded on NASDAQ, into common stock of the Company at a conversion price of $3.05 per share.  The note matures on March 14, 2016.  Immediately upon conversion of this note, the lender will receive, without any consideration, warrants to acquire such number of shares of common stock of the Company equal to 25% of the number of shares received upon the conversion of the note.  The warrants will have an exercise price of $3.05 per share. These warrants will be exercisable by giving written notice to the Company. As security for the obligations under the note, the Company granted to the lender a security interest in 50% of the Company’s investment in marketable securities as specified in an agreement with the lender.

In addition, the Company issued a convertible note in the principal amount of $360,000 during the six months ended June 30, 2011.  The note matures on June 29, 2012 and bears interest at 8% per annum.  The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share at the lender’s option.  The lender also received a warrant to purchase 25,000 shares of common stock with an exercise price equal to 75% of the fair market value of the Company’s common stock on the date prior to exercise.  The Company recorded a discount on the convertible debt based on the value of warrants granted in the note agreement and a beneficial conversion feature.  $58,790 was allocated to the warrants and $122,727 was allocated to the beneficial conversion feature. The remaining balance of $178,483 is listed in the table above.

The Company estimated the total fair value of the convertible note and warrant in allocating the debt proceeds.  The proceeds were allocated to the warrant and convertible note based on the pro-rata fair value.  The proceeds allocated to the beneficial conversion were determined by taking the estimated fair value of shares issuable under the convertible note less the fair value of the convertible note determined above.  The fair value of the warrant was determined through the Black Scholes Option pricing model with the following inputs:

Stock Price	$4.24
Exercise Price	$3.60
Term	3 years
Risk-Free Rate	0.79%
Dividend Yield	0%
Volatility	103.28%

NOTE 6 – SHAREHOLDERS’ EQUITY

Common stock – During the six months ended June 30, 2011, the Company issued a total of 24,381,667 shares of its common stock, which includes 20,628,305 shares issued to the former stockholders of Emmaus Medical pursuant to the Merger Agreement (excluding the 47,187 shares held by stockholders who exercised dissenter’s right in connection with the Merger), and 3,362 shares issued upon the exercise of warrants. As discussed in Note 2, in connection with the closing of the Merger, stockholders of the Company prior to the Merger cancelled an aggregate of 1,827,750 shares of common stock owned by them such that they held an aggregate of 3,750,000 shares of common stock upon the closing of the Merger.  Pursuant to the Merger Agreement on May 3, 2011, four shareholders of Emmaus Medical exercised their dissenter’s rights and returned 47,178 shares for $200,000, which was outstanding as of June 30, 2011.  The shares were cancelled as of May 3, 2011, the closing date of the Merger.

Stock warrants – During the six months ended June 30, 2011, the Company issued warrants to purchase an aggregate of 302,918 shares of common stock at an exercise price of $3.05 per shares to the former warrant holders of Emmaus Medical upon the closing of the Merger.  During the six months ended June 30, 2011 after the Merger, the Company issued 3,362 shares of common stock upon the exercise of warrants issued pursuant to the Merger.

A summary of outstanding warrants as of June 30, 2011 is presented below.

Six months ended June 30, 2011
Warrants outstanding, beginning of period	298,789
Granted	30,897
Exercised	(5,131)
Cancelled, forfeited and expired	(1,061)
Warrants outstanding, end of period	323,494

	Outstanding			Exercisable
Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
During 2011
75% of FMV	25,000	3	75% of FMV	25,000	75% of FMV

$3.05	5,897	5	3.05	5,897	$3.05

During 2010
$3.05	197,146	4.56	$3.05	197,146	$3.05

During 2009
$3.05	95,450	3.99	$3.05	95,450	$3.05

Stock options – Management has valued the options at their date of grant utilizing the Black-Scholes-Merton Option Pricing Model.   Accordingly, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties and other factors determined by management to be relevant to the valuation of such shares.   The expected volatility was calculated using the historical volatility of a similar public entity in the industry.

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

The Company had 23,590 options outstanding held by directors of the Company exercisable at $3.05 per share as of June 30, 2011, all of which were vested as of June 30, 2011. The Company recognized $12,600 of compensation expense for the six-months ended June 30, 2011.

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
$136,732

On April 8, 2011, pursuant to a Research Agreement, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the Package (as defined in the Research Agreement) to the Company. Pursuant to the Individual Agreement, the Company agreed to pay $1.5 million to CellSeed within 30 days of CellSeed’s delivery of the Package to the Company and a royalty to be agreed upon by the parties.  CellSeed may cancel the agreements if the Company cannot make the payments when required.

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

The Company has agreed to pay AFH Holding and Advisory, LLC (“AFH Advisory”) $500,000 (the “Shell Cost”) for the identification of AFH Acquisition IV and providing consulting services related to coordinating the Merger, assisting with a public offering and managing the interrelationship of legal and accounting activities (the “Services”), and to reimburse AFH Advisory for advancement of expenses on behalf of the Company incurred in connection with the Services, the Merger and a public offering, including, without limitation, reasonable expenses of AFH Advisory  (the “Transaction Costs”).  As of June 30, 2011, AFH Advisory has advanced an aggregate of $288,893 in expenses on the Company's behalf. During the six months ended June 30, 2011, the Company repaid $85,000 of such advanced expenses to AFH Advisory and as of June 30, 2011, the Company owed AFH Advisory an aggregate of $703,893, consisting of the $500,000 Shell Cost and $203,893 in advanced expenses.  No amounts were due to AFH Advisory and no expenses were advanced on the Company’s behalf by AFH Advisory in 2010. The Company does not anticipate that any further transaction cost will be advanced by AFH Advisory.

AFH Advisory may be paid any outstanding Shell Cost and Transaction Costs from the proceeds of a public offering or upon the consummation of any other financing.  Alternatively, AFH Advisory may, in its discretion, convert such amount (or any portion thereof) into common stock at a conversion price equal to 75% of the per share public offering price (the “Conversion Price”).  Additionally, the Company has agreed to issue warrants to purchase shares of common stock to AFH Advisory upon the closing of a public offering.  Such warrants will have a term of 5 years from the date of issuance and will have an exercise price equal to the Conversion Price.  The number of shares underlying the warrants will be calculated by dividing the aggregate of the Shell Cost and the total Transaction Costs by the Conversion Price.

Shares held by AFH Advisory and certain others will be decreased, at the rate of 1% of postpublic offering outstanding common shares, for each $1 million or fraction thereof that the gross proceeds to the Company from an offering are less than $10 million. In the event of such reduction, AFH Advisory will reduce the number of those shares by an appropriate percentage. If a public offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $5 million, the Company's arrangement with AFH Advisory provides that the Company may terminate the offering at its sole and absolute discretion, and if the Company terminates the public offering, then all shares held by AFH Advisory and certain others will be canceled.

If the arrangement with AFH Advisory is terminated based on mutual agreement of the parties or based on a breach by the Company, AFH Advisory will receive its Transaction Costs incurred as of the date of termination.   If the arrangement with AFH Advisory is terminated (i) by either party (without being cured within 30 days) based on identification of information in the course of its due diligence investigation that it deems unsatisfactory, or if the parties are unable to agree to a valuation within 45 days following completion of satisfactory due diligence by an investment bank, or (ii) by the Company if an offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $10 million or based on a breach by AFH Advisory that is not cured within 30 days, then AFH Advisory will receive reimbursement for 50% of Transaction Costs actually incurred to the date of such termination.  If a public offering can not be consummated with gross proceeds of at least $5 million,  and the Company exercises its right to terminate the offering, the Company will reimburse AFH Advisory an amount equal to 50% of the Shell Cost and 50% of the Transaction Costs incurred as of the date of termination, and AFH Advisory, in its discretion, has the option to be paid any outstanding amounts at the time of termination in cash or to convert such amounts (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price of the shares of common stock sold in the Company’s most recently completed private offering of common stock. In the event of termination by the Company because a public offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $10 million, and if the Company enters into any transaction or a sale of all or substantially all of its assets within 12 months of such termination, AFH Advisory will be entitled to (i) 5% of its holdings (including holdings of certain others) of any securities received by the Company or the Company’s shareholders upon consummation of any business combination or other similar transaction; or (ii) cash or any other consideration it would have received as if it had a 5% ownership interest in the Company immediately prior to the closing of any such transaction.

 The Company granted AFH Advisory exclusive rights to act as its advisor in connection with all financings and mergers and acquisitions until November 10, 2012 and the right to appoint two board members to the Company’s board of directors upon the closing of the Merger.    In addition, in the event of any merger, stock purchase, asset purchase or similar transaction occurring within one year of the closing of our next public offering, AFH Advisory may receive a warrant to purchase shares in an amount to increase AFH Advisory’s total holdings to 10% of the outstanding fully diluted equity of the Company but only to the extent the Company issues securities in connection with such merger, stock purchase, asset purchase or similar transaction.

The Company has agreed to contribute $15,000 per month to EM Japan, its indirect wholly owned subsidiary, from January 5, 2011 through June 2011, renewable automatically for six months on equivalent terms if the existing agreement is not updated within one month before expiration.  The agreement has been extended another six months through December 2011.  The Company makes the monthly payments in return for consulting services EM Japan performs on behalf of Emmaus Medical including (1) coordinating shareholder briefing meetings in Japan, (2) reception duties in Japan for employees and customers of Emmaus Medical, (3) research activities and analysis in conjunction with the raw material market of AminoPure, and (4) services such as translation of documents and creating supporting investor relations documents for Emmaus Medical.  These payments are intercompany transactions and, therefore, they are offset during the consolidation process.  For the six months ended June 30, 2011, the Company contributed $92,468 to EM Japan, including $2,468 in expenses, pursuant to the agreement.

Note 9 - Common Stock Transactions

The Company engaged in the following stock transactions for the period from inception (December 20, 2000) through June 30, 2011.

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Balance, December 31, 2000 (1) (2)		12,531,125	0.00	12,531	(2,931)	$—	$—	9,600

Net loss		—		—	—	—	(21,942)	(21,942)

Balance, December 31, 2001		12,531,125		12,531	(2,931)	—	(21,942)	(12,342)

Net loss		—		—	—	—	(12,464)	(12,464)

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
Balance, December 31, 2002		12,531,125		12,531	(2,931)	—	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital		—		—	(34,406)	—	34,406	—

Common stock issued		737,125		737	249,263			250,000

	9/25/03	29,485	0.34	29	9,971			10,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	103,198	0.34	103	34,897			35,000
	9/25/03	58,970	0.34	59	19,941			20,000
	9/25/03	73,713	0.34	74	24,926			25,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/29/03	29,485	0.34	29	9,971			10,000
	9/30/03	176,910	0.34	177	59,823			60,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000

Net loss		—		—	—	—	(97,481)	(97,481)

Balance, December 31, 2003		13,268,250		13,268	211,926	—	(97,481)	127,713

Common stock issued		1,615,542		1,616	636,384			638,000

	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	6/22/04	88,455	0.34	88	29,912			30,000
	6/22/04	41,279	0.34	41	13,959			14,000
	4/24/04	73,713	0.34	74	24,997			25,000
	6/22/04	73,713	0.34	74	24,997			25,000
	7/6/04	16,217	0.34	16	5,484			5,500
	7/6/04	16,217	0.34	16	5,484			5,500
	9/21/04	88,455	0.06	88	4,912			5,000
	4/21/04	29,485	0.34	29	9,971			10,000
	6/22/04	36,856	0.34	37	12,463			12,500

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	6/22/04	147,425	0.34	147	49,853			50,000
	12/28/05	44,228	2.03	44	89,998			90,000
	4/4/05	14,743	0.34	15	4,999			5,000
	1/31/05	14,743	2.03	15	29,999			30,000
	2/17/05	5,897	2.03	6	11,994			12,000
	2/24/05	2,949	2.03	3	5,997			6,000

Rounding		(240)

(Subscriptions Receivable) Collections					10,075			10,075

Net loss		—		—	—	—	(624,936)	(624,936)

Balance, December 31, 2004		14,883,792		14,884	858,385	—	(722,417)	150,852

Common stock issued		398,549		399	811,227			811,626

	1/31/05	49,151	2.03	49	99,951			100,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	10/21/05	29,485	2.03	29	59,971			60,000
	12/21/05	11,794	2.03	12	23,988			24,000
	7/2/07	4,953	2.04	5	10,075			10,080
	5/9/08	288,747	2.03	289	587,258			587,546
		—
Rounding		(326)			3
	9/21/05	2,949	2.03	3	5,997			6,000
(Subscriptions Receivable) Collections					(489,341)			(489,341)

Net loss		—		—	—	—	(668,091)	(668,091)

Balance, December 31, 2005		15,282,341		15,283	1,186,271	—	(1,390,508)	(188,954)

Common stock issued		523,388		523	824,517			1,062,460

	7/25/05	4,423	2.03	4	8,996			9,000
	12/16/05	14,743	2.03	15	29,985			30,000
	1/10/06	29,485	2.03	29	59,971			60,000
	1/6/06	14,743	2.03	15	29,985			30,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/5/06	29,485	2.03	29	59,971			60,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/6/06	4,924	2.03	5	9,995			10,000
	1/13/06	2,949	2.03	3	5,997			6,000
	2/28/06	2,949	2.03	3	5,997			6,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	8,846	2.03	9	17,991			18,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	4/28/06	2,949	2.03	3	5,997			6,000
	5/1/06	2,949	2.03	3	5,997			6,000
	5/9/06	14,743	2.03	15	29,985			30,000
	5/1/06	14,743	2.03	15	29,985			30,000
	6/15/06	2,949	2.03	3	5,997			6,000
	9/29/06	2,949	2.03	3	5,997			6,000
	10/17/06	14,743	2.03	15	29,985			30,000
	10/13/06	14,743	2.03	15	29,985			30,000
	10/19/06	14,743	2.03	15	29,985			30,000
	11/10/06	7,371	2.03	7	14,993			15,000
	11/10/06	4,423	2.03	4	8,996			9,000
	11/10/06	29,485	2.03	29	59,971			60,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/6/06	5,897	2.03	6	11,994			12,000
	11/6/06	14,743	2.03	15	29,985			30,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/22/06	7,371	2.03	7	14,993			15,000
	12/1/06	29,485	2.03	29	59,971			60,000
	11/27/06	2,949	2.03	3	5,997			6,000
	12/6/06	9,848	2.03	10	20,030			20,040
	12/6/06	4,423	2.03	4	8,996			9,000
	12/6/06	7,371	2.03	7	14,993			15,000
	12/18/06	14,743	2.03	15	29,985			30,000
	1/24/07	14,743	2.03	15	29,985			30,000
	4/10/07	14,743	2.03	15	29,985			30,000
	5/31/07	2,949	2.03	3	5,997			6,000
	5/29/08	14,743	2.03	15	29,985			30,000
	5/29/08	14,743	2.03	15	29,985			30,000
	3/31/08	4,423	1.45	4	6,416			6,420
	3/10/08	2,949	2.03	3	5,997			6,000

Rounding					(5)			(5)
(Subscriptions Receivable) Collections					(237,415)			(237,415)

Net loss		—		—	—	—	(759,962)	(759,962)

Balance, December 31, 2006		15,805,729		15,806	2,010,788	—	(2,150,470)	(123,876)

Common stock issued		1,344,162		1,344	2,679,376			2,680,720

	2/5/07	4,423	2.03	4	8,996			9,000
	3/8/07	4,423	2.03	4	8,996			9,000
	4/26/07	14,743	2.03	15	29,985			30,000
	5/3/07	14,743	2.03	15	29,985			30,000
	5/8/07	5,897	2.03	6	11,994			12,000
	5/8/07	14,743	2.03	15	29,985			30,000
	5/8/07	14,743	2.03	15	29,985			30,000
	5/11/07	8,846	2.03	9	17,991			18,000
	5/11/07	4,423	2.03	4	8,996			9,000

Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
5/11/07	4,423	2.03	4	8,996			9,000
5/14/07	9,730	2.03	10	19,790			19,800
5/11/07	4,423	2.03	4	8,996			9,000
5/18/07	14,743	2.03	15	29,985			30,000
5/18/07	14,743	2.03	15	29,985			30,000
5/24/07	14,743	2.03	15	29,985			30,000
5/31/07	29,485	2.03	29	59,971			60,000
6/2/07	49,181	2.03	49	100,031			100,080
6/1/07	29,485	2.03	29	59,971			60,000
6/1/07	29,485	2.03	29	59,971			60,000
6/6/07	29,485	2.03	29	59,971			60,000
6/4/07	4,924	2.03	5	10,015			10,020
6/28/07	44,228	2.03	44	89,956			90,000
6/15/07	5,897	2.03	6	11,994			12,000
6/14/07	7,371	2.04	7	14,993			15,000
6/15/07	4,423	2.03	4	8,996			9,000
6/15/07	5,897	2.03	6	11,994			12,000
6/15/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/28/07	9,877	2.04	10	20,090			20,100
6/20/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/29/07	14,743	2.03	15	29,985			30,000
7/2/07	14,743	2.03	15	29,985			30,000
7/2/07	5,897	2.03	6	11,994			12,000
7/2/07	44,228	2.03	44	89,956			90,000
7/2/07	1,474	2.04	1	2,999			3,000
7/2/07	7,371	2.04	7	14,993			15,000
7/11/07	29,485	2.03	29	59,971			60,000
7/6/07	29,485	2.03	29	59,971			60,000
7/11/07	29,485	2.03	29	59,971			60,000
7/17/07	23,588	2.03	24	47,976			48,000
7/16/07	147,425	2.03	147	299,853			300,000
7/11/07	20,640	2.03	21	41,979			42,000
7/18/07	26,537	2.03	27	53,973			54,000
7/21/07	14,743	2.03	15	29,985			30,000
7/23/07	11,794	2.03	12	23,988			24,000
7/24/07	7,371	2.04	7	14,993			15,000
7/26/07	29,485	2.03	29	59,971			60,000
7/23/07	11,794	2.03	12	23,988			24,000
7/27/07	29,485	2.03	29	59,971			60,000
7/27/07	14,743	2.03	15	29,985			30,000
7/30/07	14,743	2.03	15	29,985			30,000
7/30/07	14,743	2.03	15	29,985			30,000
7/31/07	26,537	2.03	27	53,973			54,000
8/7/07	2,949	2.03	3	5,997			6,000
8/25/07	29,485	2.03	29	59,971			60,000
8/25/07	14,743	2.03	15	29,985			30,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	8/30/07	14,743	2.03	15	29,985			30,000
	10/3/07	14,743	2.03	15	29,985			30,000
	10/17/07	10,320	2.08	10	21,490			21,500
	11/5/07	32,434	2.03	32	65,968			66,000
	10/22/07	4,924	2.03	5	10,015			10,020
	11/28/07	14,743	2.03	15	29,985			30,000
	11/15/07	5,307	2.04	5	10,795			10,800
	11/15/07	5,307	2.04	5	10,795			10,800
	12/15/07	14,743	2.03	15	29,985			30,000
	12/5/07	29,485	0.17	29	4,971			5,000
	12/4/07	2,949	2.03	3	5,997			6,000
	12/4/07	2,949	2.03	3	5,997			6,000
	12/12/07	14,743	2.03	15	29,985			30,000
	12/18/07	14,743	2.03	15	29,985			30,000
	12/21/07	23,883	2.03	24	48,576			48,600
	12/26/07	2,949	2.03	3	5,997			6,000
	12/26/07	14,743	2.03	15	29,985			30,000
	12/28/07	14,743	2.03	15	29,985			30,000
	12/29/07	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					53,149			53,149

Rounding		10			(9)			(9)

Net loss		—		—	—	—	(1,282,212)	(1,282,212)

Balance, December 31, 2007		17,149,891		17,150	4,743,304	—	(3,432,682)	1,327,772

Common stock issued		1,226,959		1,227	2,495,493			2,496,720

	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/9/08	17,691	2.03	18	35,982			36,000
	1/9/08	29,485	2.03	29	59,971			60,000
	1/9/08	14,743	2.03	15	29,985			30,000
	1/10/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/15/08	147,425	2.03	147	299,853			300,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/18/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/22/08	14,743	2.03	15	29,985			30,000
	1/24/08	23,588	2.03	24	47,976			48,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/28/08	14,743	2.03	15	29,985			30,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	1/29/08	23,588	2.03	24	47,976			48,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/30/08	14,743	2.03	15	29,985			30,000
	2/7/08	17,691	2.03	18	35,982			36,000
	2/1/08	14,743	2.03	15	29,985			30,000
	2/1/08	19,165	2.03	19	38,981			39,000
	2/7/08	73,713	2.03	74	149,926			150,000
	2/1/08	98,274	2.03	98	199,882			199,980
	2/25/08	14,743	2.03	15	29,985			30,000
	2/25/08	23,588	2.03	24	47,976			48,000
	2/27/08	98,303	2.03	98	199,942			200,040
	3/1/08	19,165	2.03	19	38,981			39,000
	3/1/08	29,485	2.03	29	59,971			60,000
	2/29/08	5,897	2.03	6	11,994			12,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/3/08	14,743	2.03	15	29,985			30,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/4/08	2,949	2.03	3	5,997			6,000
	3/4/08	10,320	2.03	10	20,990			21,000
	3/5/08	14,743	2.03	15	29,985			30,000
	3/13/08	14,743	2.03	15	29,985			30,000
	3/10/08	14,743	2.03	15	29,985			30,000
	3/31/08	590	2.03	1	1,199			1,200
	3/25/08	14,743	2.03	15	29,985			30,000
	3/31/08	14,743	2.03	15	29,985			30,000
	4/2/08	14,743	2.03	15	29,985			30,000
	4/2/08	5,160	2.03	5	10,495			10,500
	4/7/08	117,940	2.03	118	239,882			240,000
	4/11/08	29,485	2.03	29	59,971			60,000
	4/9/08	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					893,988			893,988

Rounding		12			(17)			(17)

Net loss		—		—	—	—	(2,993,777)	(2,993,777)

Balance, December 31, 2008		18,376,850		18,377	8,132,768	—	(6,426,459)	1,724,686

Common stock issued		854,446		854	2,238,072			2,349,940

	3/28/08	58,970	2.03	59	119,941			120,000
	3/31/08	5,897	2.03	6	11,994			12,000
	4/7/08	7,371	2.03	7	14,993			15,000
	1/12/09	19,165	2.03	19	38,981			39,000
	1/12/09	14,743	2.03	15	29,985			30,000
	1/12/09	24,590	2.03	25	49,975			50,000
	1/12/09	122,864	2.03	123	249,877			250,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	3/30/09	8,846	3.05	9	26,991			27,000
	3/16/09	5,897	3.05	6	17,994			18,000
	3/16/09	11,794	3.05	12	35,988			36,000
	3/18/09	7,371	3.05	7	22,493			22,500
	5/11/09	7,371	3.05	7	22,493			22,500
	5/15/09	7,371	3.05	7	22,493			22,500
	5/19/09	8,846	3.05	9	26,991			27,000
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500
	5/22/09	7,371	3.05	7	22,493			22,500
	6/30/09	8,846	3.05	9	26,991			27,000
	6/30/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	6/24/09	7,371	3.05	7	22,493			22,500
	6/18/09	20,640	3.05	21	62,979			63,000
	5/21/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500
	6/16/09	9,848	3.05	10	30,050			30,060
	6/29/09	44,228	3.05	44	134,956			135,000
	7/10/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	7/2/09	14,743	3.05	15	44,985			45,000
	7/2/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	7/23/09	7,371	3.05	7	22,493			22,500
	7/29/09	10,320	3.05	10	31,490			31,500
	7/31/09	30,959	3.05	31	94,469			94,500
	8/5/09	22,114	3.05	22	67,478			67,500
	8/27/09	14,743	3.05	15	44,985			45,000
	8/7/09	7,371	3.05	7	22,493			22,500
	8/21/09	20,640	3.05	21	62,979			63,000
	9/4/09	28,011	3.05	28	85,472			85,500
	9/4/09	5,897	3.05	6	17,994			18,000
	9/8/09	7,371	3.05	7	22,493			22,500
	9/18/09	11,794	3.05	12	35,988			36,000
	7/15/09	7,371	3.05	7	22,493			22,500
	7/17/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	9/25/09	7,371	3.05	7	22,493			22,500
	1/10/10	14,743	3.05	15	44,985			45,000
	12/18/09	88,455	3.05	88	269,912			270,000
	12/11/09	9,789	3.05	10	29,870			29,880
	11/25/09	32,787	3.05	33	99,967			100,000

(Subscriptions Receivable) Collections					(111,015)			(111,015)

Rounding				(1)	1

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
Conversion of notes payable to Common stock	Total

Net loss		—		—	—	—	(2,567,807)	(2,567,807)

Balance, December 31, 2009		19,231,296		19,231	10,370,839	—	(8,994,266)	1,395,804

Common stock issued	Total	705,311		706	2,149,637			3,456,342

	11/16/09	11,794	3.05	12	35,988			36,000
	1/10/10	14,743	3.05	15	44,985			45,000
	2/10/10	35,382	3.05	35	107,965			108,000
	2/9/10	10,320	3.05	10	31,490			31,500
	2/9/10	826	—	1	(1)
	3/23/10	29,485	3.05	29	89,971			90,000
	3/23/10	51,599	3.05	52	157,448			157,500
	3/23/10	81,909	3.05	82	249,938			250,020
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	4/12/10	58,970	3.05	59	179,941			180,000
	5/19/10	10,320	3.05	10	31,490			31,500
	5/25/10	10,320	3.05	10	31,490			31,500
	7/15/10	106,146	3.05	106	323,894			324,000
	7/15/10	32,758	3.05	33	99,967			100,000
	7/12/10	8,551	3.05	9	26,091			26,100
	7/14/10	10,320	3.05	10	31,490			31,500
	7/12/10	7,371	3.05	7	22,493			22,500
	10/18/10	38,331	3.05	38	116,962			117,000
	10/20/10	10,320	3.05	10	31,490			31,500
	10/20/10	10,320	3.05	10	31,490			31,500
	10/27/10	10,320	3.05	10	31,490			31,500
	11/10/10	32,787	3.05	33	100,047			100,080
	11/16/10	11,794	3.05	12	35,988			36,000
	11/17/10	10,320	3.05	10	31,490			31,500
	11/23/10	10,320	3.05	10	31,490			31,500
	11/23/10	16,394	3.05	16	50,024			50,040
	11/24/10	7,371	3.05	7	22,495			22,502
	11/23/10	14,743	3.05	15	44,985			45,000
	11/26/10	4,128	3.05	4	12,596			12,600
	11/9/10	16,394	3.05	16	49,984			50,000

Conversion of notes payable to Common stock	Total	427,945		428	1,305,572

	11/9/10	49,151	3.05	49	149,951			150,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	11/9/10	49,151	3.05	49	149,951			150,000
	11/11/10	73,713	3.05	74	224,926			225,000
	11/12/10	32,787	3.05	33	99,967			100,000
	11/22/10	131,061	3.05	131	399,869			400,000
	11/22/10	49,151	3.05	49	149,951			150,000
	11/23/10	14,743	3.05	15	44,985			45,000
	11/30/10	16,394	3.05	16	49,984			50,000
	12/3/10	11,794	3.05	12	35,988			36,000

(Subscriptions Receivable) Collections					(26,048)			(26,048)

Rounding		501		1	(1)

Unrealized gain on securities available for sale		—		—	—	325,544	—	325,544

Net loss		—		—	—	—	(3,540,341)	(3,540,341)

Balance, December 31, 2010		20,365,053		20,365	13,799,999	325,544	(12,534,607)	1,611,301

Common stock issued	Total	272,147		272	1,153,402			1,153,674

	3/18/11	70,764	4.24	71	299,929			300,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/21/11	5,897	4.24	6	24,994			25,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/18/11	14,743	4.24	15	62,485			62,500
	3/21/11	5,897	4.24	6	24,994			25,000
	3/21/11	8,551	4.24	9	36,241			36,250
	3/22/11	5,897	4.24	6	24,994			25,000
	3/22/11	8,846	4.24	9	37,491			37,500
	3/22/11	5,897	4.24	6	24,994			25,000
	3/22/11	17,691	4.24	18	74,982			75,000
	3/22/11	7,076	4.24	7	29,993			30,000
	3/23/11	14,743	4.24	15	62,470			62,485
	3/24/11	23,588	4.24	24	99,947			99,971
	3/24/11	11,794	4.24	12	49,973			49,985
	3/25/11	5,897	4.24	6	24,977			24,983

Conversion of notes payable to Common stock	Total	36,060		36	109,994

	1/21/11	16,394	3.05	16	49,984			50,000
	1/21/11	19,666	3.05	20	60,010			60,030

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Shares issued to existing shell shareholders in the reorganization	5/3/11	3,750,000		3,750	(503,750)			(500,000)

Common stock repurchased and cancelled from dissenting shareholders		(47,178)		(47)	(199,953)			(200,000)

Rounding		454		1	(1)

Proceeds from exercise of warrants	Total	5,131		5	14,395

	4/11/11	1,769	3.05	2	5,398			5,400
	5/25/11	413	—	—	—
	6/3/11	2,949	3.05	3	8,997			9,000

Warrants issued in conjunction with convertible note					58,790			58,790

Impact of beneficial conversion feature					122,727			122,727

Unrealized gain on securities available for sale		—		—	—	403,892	—	403,892

Net loss		—		—	—	—	(2,810,027)	(2,810,027)

Balance, June 30, 2011		24,381,667		24,382	14,555,603	729,436	(15,344,634)	(35,213)

NOTE 10 – GEOGRAPHIC INFORMATION

For the six months ended June 30, 2011 and 2010, the Company earned revenue from Japan in the amount of $57,567, or 36%, and $38,655, or 56%, of total revenue for such period, respectively.  For the six months ended June 30, 2011, the Company also made sales to Taiwan in the amount of $50,000, or 31% of total revenue.

NOTE 11 – SUBSEQUENT EVENTS

 Management evaluated subsequent events through September 28, 2011, the date the restated financial statements were issued.

On July 8, 2011, the Company issued a convertible promissory note in the principal amount of $3,240, which bears interest at 8% per annum and matures on July 7, 2012.  Upon the lender’s option, the principal amount of the note and any unpaid accrued interest may be converted into shares of common stock of the Company at a conversion price of $3.60 per share.  The lender also received a warrant to purchase 225 shares of common stock.  The warrant is exercisable for three years and will has an exercise price equal to 75% of the fair market value of the Company’s common stock on the date prior to exercise.

On July 7, 2011 and July 11, 2011, Emmaus Medical issued promissory notes each in the principal amount of $300,000 to Yoko Hagiike.  The notes bear interest at 10% per annum and all unpaid principal and interest are due upon demand at the lender’s option.

On July 11, 2011, the Company issued a convertible promissory note in the principal amount of $925,200, which bears interest at 8% per annum and matures on July 11, 2012.  Upon the lender’s option, the principal amount of the note and any unpaid accrued interest may be converted into shares of common stock of the Company at a conversion price of $3.60 per share.  The lender also received a warrant to purchase 64,250 shares of common stock.  The warrants will be exercisable until three years from the date of the note and will have an exercise price equal to 75% of the fair market value of the Company’s common stock on the date prior to exercise.

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

On August 9, 2011, the Company issued a one-year convertible note in the principal amount of $54,000 which is convertible until the maturity date of the note on into shares of the Company’s common stock at $3.60 per share.  The note bears interest at 8% per annum and matures on July 11, 2012.  In connection with the issuance of the note, the lender also received three-year warrants to purchase 3,750 shares of the Company common stock with a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise.

In August 2011 and September 2011, the Company issued seven one-year convertible notes totaling $487,600, which bear interest at 8% per annum and mature on the anniversary date of each note.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.60 per share.  In connection with the issuance of the notes, the Company issued three-year warrants to purchase a total of 33,486 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise.

In August 2011, the Company entered into an Addendum to the Joint Research and Development Agreement with CellSeed. Pursuant to the Addendum, CellSeed and the Company further acknowledged that all obligations of CellSeed corresponding to the Research Agreement payment of $8.5 million and the Individual Agreement payment of $1.5 million will be fully discharged by CellSeed’s delivery of the Package, which delivery shall be documented by written confirmation of acceptance by the Company.  The Company is obligated to make the Research Agreement Payment and the Individual Agreement Payment only after the Company’s provides its written confirmation of acceptance of the complete Package to CellSeed.

On September 14, 2011, the Company changed its name from "Emmaus Holdings, Inc." to "Emmaus Life Sciences, Inc."

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements for the years ended December 31, 2010 and 2009 and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Current Report on Form 8-K/A  originally filed with the Securities and Exchange Commission on July 5, 2011 and as subsequently amended (the “Current Report”).

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors including: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, if ever, future cash needs are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  As of June 30, 2011, we had an accumulated deficit since inception of $15.6 million and cash and cash equivalents of $0.4 million.  Since inception we have had minimal revenues and have had to rely on funding from sales of equity securities and borrowings from officers and stockholders.  Currently, we estimate we will need approximately $5.5 million to complete our Phase III clinical trial and $400,000 to obtain regulatory approval of L-glutamine as a therapy for SCD.  In addition, we have agreed to pay CellSeed an aggregate of $10.0 million pursuant a Joint Research and Development Agreement (the “Research Agreement”) and an Individual Agreement (the “Individual Agreement”) with CellSeed.

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

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to the contract research organization (CRO), payroll-related expenses, study site payments, consultants, activities related to regulatory filings, manufacturing development costs and other related supplies. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidate, the amino acid L-glutamine as a prescription drug for the treatment of SCD.  Currently, we estimate we will need approximately $5.5 million to complete our Phase III clinical trial.

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

At this time, due to the inherently unpredictable nature of the drug development process and the interpretation of the regulatory requirements, we are unable to estimate with any certainty the costs we will incur in the continued development of the sickle cell treatment and other clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations.    The current estimated cost to complete the Phase III clinical trial is $5.5 million, which is based on the assumptions that the total number of trial sites does not increase and we remain on the projected timeline.  Should the total number of trial sites need to be increased or the timeline have to be moved out further than what is planned, there will be an increase in costs associated with the additional time and effort required by the CRO and company staff.

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

In connection with our agreements with CellSeed related to the development of corneal cell sheet technology in U.S.,  we believe that the cost to develop this technology is approximately $13 million, which includes the $10 million in payments we have agreed to make to CellSeed pursuant to the Joint Research and Development Agreement and Individual Agreement, and $3 million in research and development costs.  Such estimate includes the cost of obtaining FDA approval for the cornea cell sheets.  We have assumed that we will need biologic approval of the FDA for the cornea cell sheets, rather than pharmaceutical approval, and that we will only have to run a small trial here in the U.S. to test the safety and efficacy of the corneal cell sheets because we believe that we will be able to submit, and the FDA will accept, the data regarding corneal cell sheets submitted to the EMEA.  We estimate that we will need another $2 million to commercialize the corneal cell sheet technology.  Due to abundant data available for cornea treatment using this technology, we anticipate it will be two to three years before we can commercialize this product in U.S.  For heart treatments, we plan to participate in a multi-center international study within the next two years and anticipate that we will be able to commercialize these products in about five years.  We currently do not have an estimate of the estimated costs to develop and commercialize cardiac cell sheets.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	100,101	19,847	159,569	69,394	534,068
Sales Return	(2,043)	(20,130)	(2,298)	(23,888)	(32,655)
Revenues	98,058	(283)	157,271	45,506	501,413
Cost of goods sold	45,588	7,882	70,689	30,415	296,723
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	45,588	7,882	70,689	30,415	532,260
Gross profit (loss)	52,470	(8,165)	86,582	15,091	(30,847)

Operating expenses
Research and development	337,889	236,547	648,652	458,493	5,548,304
Selling	174,185	168,310	375,696	293,352	2,177,904
General and administrative	1,478,786	400,563	2,126,611	806,984	7,739,351
	1,990,860	805,420	3,150,959	1,558,829	15,465,559
Loss from operations	(1,938,390)	(813,585)	(3,064,377)	(1,543,738)	(15,496,406)

Other income (expense)
Interest income	10,169	9,382	16,614	18,391	101,848
Interest expense	(18,864)	(11,893)	(30,675)	(23,843)	(420,668)
	(8,695)	(2,511)	(14,061)	(5,452)	(318,820)
Loss before income taxes	(1,947,085)	(816,096)	(3,078,438)	(1,549,190)	(15,815,226)
Income taxes	34,667	(1,250)	(268,411)	—	(470,592)
Net loss	(1,981,752)	(814,846)	(2,810,027)	(1,549,190)	(15,344,634)
Net Loss per common share	(0.09)	(0.04)	(0.13)	(0.08)
Weighted average common shares outstanding	23,077,289	19,288,138	21,678,616	19,288,138

 Three Months Ended June 30, 2011 and 2010

Net Operating Losses.  Net operating losses increased $1.2 million, or 150%, from $0.8 million to $2.0 million for the three months ended June 30, 2010 and 2011, respectively, and we expect to continue to generate losses as we progress toward the commercialization of product candidates. The increase in operating losses is primarily a result of increased operating expenses as discussed below.  As of June 30, 2011, we had an accumulated deficit of approximately $15.3 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues.  Sales increased $80,254, or 404%, from $19,847 to $100,101 for the three months ended June 30, 2010 and 2011, respectively.  Sales increased more than unusual for this period due to Newfield’s sale of $50,000 of AminoPure® to Johnson Chemical Pharmaceutical Works Co., its new Taiwan distributor, in the three months ended June 30, 2011. This contributed to an increase in sales of about 300% for the AminoPure® product.  In addition, EM Japan generated approximately $20,000 in sales of AminoPure® during this period as compared to no sales in 2010 when EM Japan did not exist.  These events caused our increase in revenues.   In the second quarter of 2010, we experienced a large number of returns due to the expiration of the NutreStore® product.  This is the main reason for a negative net revenue figure amount in 2010.  The current inventory of NutreStore® is set to expire in April and May of 2014.

Cost of goods sold.  Cost of goods sold increased $37,706, or 478%, from $7,882 to $45,588 for the three months ended June 30, 2010 and 2011, respectively.  Cost of goods sold increased primarily as a result of increased unit sales of our AminoPure® product as discussed above in the Revenue section.  No scrapped inventory expense was realized for the three months ended June 30, 2011 and 2010.  As a percentage of revenue, cost of goods sold decreased from 2,785% to 46% for the three months ended June 30, 2010 and 2011, respectively primarily as a result of the increase in sales.  All of the purchases during the three months ended June 30, 2011 and 2010 were from one vendor.

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

●
as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company;

●	to support research and development activities, which the Company expects to expand as development of our product candidate(s) continue; and
●	to build a sales and marketing team before we receive regulatory approval of a product candidate in anticipation of commercial launch.

Six Months Ended June 30, 2011 and 2010

Net Operating Losses.  Net operating losses increased $1.3 million, or 87%, from $1.5 million to $2.8 million for the six months ended June 30, 2010 and 2011, respectively, and we expect to continue to generate losses as we progress toward the commercialization of product candidates. The increase in operating losses is primarily a result of increased operating expenses as discussed below. Our increase in operating expenses was largely offset by an increase in our income tax benefit of $0.3 million for the six months ended June 30, 2011.  The increase in the tax benefit is due to a decrease in the Company’s valuation allowance on deferred tax assets.  The Company currently maintains deferred tax assets equal to its deferred tax liability for unrealized gains on available-for-sale investments under the premise that the Company believes it is more likely than no that it will be able to use its deferred tax assets in the event the investment is sold for a gain.  As of June 30, 2011, we had an accumulated deficit of approximately $15.3 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues.  Sales increased $90,175, or 129.9% from $69,394 to $159,569 for the six months ended June 30, 2010 and 2011, respectively. Sales increased largely due to increases in the number of units sold of our AminoPure® product. The Company had sales of AminoPure® in the amount of $50,000 from its new market, Taiwan in May 2011. There was $2,298 in returns of the NutreStore® product for the six months ended June 30, 2011 as compared to $23,888 for the six months ended June 30, 2010, or 90% decrease. This decrease in returns was the reason for our $111,765 increase in net revenue, or 246%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $0.4 million as of June 30, 2011, the Company does not appear to have sufficient operating capital without raising additional capital. We incurred losses of $2.8 million for the six months ended June 30, 2011 and $3.5 million for the year ended December 31, 2010.  We had an accumulated deficit since inception to June 30, 2011 of $15.3 million.  We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the development and commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease and the expansion of corporate infrastructure, including costs associated with being a public company. As a result, we will seek to fund operations through public or private equity or debt financings, loans, including loans from related parties or other sources, such as strategic partnership agreements. As part of this effort, we have received many loans from stockholders as discussed below.  Additionally, we raised approximately $1.2 million in a private rights offering of common stock in March 2011.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

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

In addition to the $10.0 million we have agreed to pay CellSeed, we currently estimate that we will need an additional $5.5 million to complete our Phase III clinical trial and $0.4 million to obtain FDA approval for our L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.4 million per month.  Our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including: the number, duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. We will rely, in part, on sales of Aminopure® for revenues, which we expect will increase. However, until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or corporate collaboration and licensing arrangements.  If we do not receive adequate funding to complete our clinical trials or to obtain FDA approval for our drug, we may have to delay our trial.  If we have to delay our trial, we cannot enroll additional subjects which will delay the approval of the study treatment.

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

For the six months ended June 30, 2011 and during the year ended December 31, 2010, we borrowed varying amounts pursuant to promissory notes, the majority of which has been from our stockholders.  As of June 30, 2011 and December 31, 2010, the Company’s promissory notes totaled $1.9 million and $0.9 million, respectively.  Of the $1.9 million of promissory notes outstanding as of June 30, 2011, $1.4 million was due to stockholders and all of the amounts outstanding under the notes as of December 31, 2010 were due to stockholders.  The promissory notes carry interest from 0% to 10% and except for one promissory note in the principal amount of $0.5 million, the debt is unsecured. Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum.  The net proceeds of the loans were used for working capital.

The table below lists the outstanding loans as of June 30, 2011 and the material terms of our outstanding loans:

Lender	Loan Type	Annual Interest Rate	Date of loan	Term of Loan	Loan Amount (net of discount)	Amount Outstanding as of June 30, 2011
Hope Hospice International	Unconvertible	8%	1/12/11	2 years	$200,000	$200,000
Yutaka Niihara	Unconvertible	6.5%	1/12/09	Due on demand	$350,000	$350,000
Daniel Kimbell	Unconvertible	6.5%	4/27/2009	Due on demand	$20,000	$20,000
Daniel Kimbell	Unconvertible	6.5%	5/11/2009	Due on demand	$10,000	$10,000
Nami Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
Makoto Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
Kazuo Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
M’s Support Co. Ltd.	Convertible	0%	8/17/2010	5 years	$18,000	$18,000
Yumiko Takemoto	Convertible	6%	11/23/2010	5 years	$2,000	$2,000
Shigeru Matsuda	Convertible	6.5%	1/12/2009	5 years	$221,895	$254,100
Mitsubishi UFJ Capital III, Limited Partnership	Convertible	10%	3/14/11	5 years	$500,000	$500,000
Yutaka Niihara	Unconvertible	8%	6/21/2011	Due on demand	$100,000	$100,000
Yasushi Nagasaki	Convertible	8%	6/29/2011	1 year	$178,483	$178,483
TOTAL						$1,686,583

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

The loan to the Company from Yasushi Nagasaki is evidenced by a promissory note.  The entire principal amount of the note and any outstanding accrued interest is due on the maturity date.  The principal amount and any unpaid interest due under the promissory note are convertible into shares of our common stock at $3.60 per share.   Mr. Nagasaki received a warrant to purchase 25,000 shares of common stock at  an exercise price equal to 75% of the fair market value of the Company’s common stock on the date prior to exercise.  If we fail to make a payment within 10 days after the due date, we must pay an additional late fee of 2% of the late interest payment.  If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder.

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities increased $0.2 million, or 10%, from $1.9 million to $2.1 million for the six months ended June 30, 2010 and 2011, respectively. This increase was primarily due to a $1.5 million increase in operating expenses offset by an increase in the accounts payable outstanding balance of $1.1 million and due to related party of $0.2 million.  The increase in operating expenses was a result of the costs associated in preparing for the merger and public offering. The increase in accounts payable was mainly the result of incurred legal expenses payable of $0.5 million and increased consulting expenses payable of $0.5 million related to the public offering. We expect that operating expenses will continue to increase due to costs related to being a publicly reporting company.

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

With prior written approval of the Company, product is returnable only by our direct customers for a returned goods credit, if the product meets any of the following criteria:

A.	Product expiring within six (6) months of the expiration date printed on the package/container that is in the manufacturer’s original package/container and bears the original label.
B.
Expired product that is in the manufacturer’s original package/container and bears the manufacturer’s original label, provided, however, that expired product must be returned within 12 months of the expiration date printed on the package/container.

C.	Product shipped directly by the Company that is damaged in transit, subject to Free on Board (“FOB”) Destination, or material shipped in error by the Company.
D.	Product that is discontinued, withdrawn, or recalled.

                Credits will only be issued for full cartons only without any missing packets of product.  No credit is issued, nor does the Company accept charges or deductions for administrative, handling, or freight charges associated with the return of product to the Company.  No credit is issued for product destroyed by anyone other than the Company.  Customers must return the product within 60 days of receiving our written approval for the return or the return will not be issued a credit.  The amount of the credit provided for returned product is based on the current wholesale acquisition cost of the returned product less 5%.  When product is returned, a credit memo is applied to the customer’s current account balance or applied to future purchases.   Credit memos expire one hundred eighty (180) days from date issued.

We estimate our sales return based upon our prior sales and return history. Historically, sales returns have been very nominal. The extraordinary sales returns in the six months ended June 30, 2010 were all related to the same batch of NutreStore product produced in 2008 that expired. We continue to monitor our returns and will adjust our estimates based on our actual sales return experience. Based upon our sales return history we will record a reserve for estimated returns during each reporting period.

We are required to pay royalties which are recognized as expense upon sale of the products. the royalty equivalent to 10% of adjusted gross sales is due to CATO on an annual basis. The 10% royalty is calculated at the end of year and accrued on an annual basis.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report as restated on September 28, 2011, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were ineffective as of June 30, 2011.   The change in our conclusion as to the effectiveness of our disclosure controls results from the restatement of our financial statements included in this amendment.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On June 29, 2011, we issued a one-year convertible promissory note to Yasushi Nagasaki, our Chief Financial Officer, in the principal amount of $360,000.  The note bears interest at 8% per annum.  During the term of the note, the principal and any unpaid interest on the note are convertible at the holder’s option into shares of our common stock at a conversion rate of $3.60 per share.  Mr. Nagasaki also received a warrant to purchase 25,000 shares of common stock with an exercise price equal to 75% of the fair market value of the Company’s common stock on the date prior to exercise.  The Company recorded a discount on the convertible debt based on the value of warrants granted in the note agreement and a beneficial conversion feature.  $58,790 was allocated to the warrants and $122,727 was allocated to the beneficial conversion feature.  The note and warrant were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.  Mr. Nagasaki qualified as an “accredited investor,” as defined by Rule 501 under the Securities Act.

Item 3. Default Upon Senior Securities

None.

Item 4.  Removed and Reserved.

Item 5. Other Information

On June 29, 2011, we issued a one-year convertible promissory note to Yasushi Nagasaki, our Chief Financial Officer, in the principal amount of $360,000.  The note bears interest at 8% per annum.  During the term of the note, the principal and any unpaid interest on the note are convertible at the holder’s option into shares of our common stock at a conversion rate of $3.60 per share.   Mr. Nagasaki also received a warrant to purchase 25,000 shares of common stock with an exercise price equal to 75% of the fair market value of the Company’s common stock on the date prior to exercise.  Such warrants will have an exercise price equal to 75% of the fair market value of the Company’s common stock on the date of conversion.  The Company recorded a discount on the convertible debt based on the value of warrants granted in the note agreement and a beneficial conversion feature.  $58,790 was allocated to the warrants and $122,727 was allocated to the beneficial conversion feature.  The note and warrant were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.  Mr. Nagasaki qualified as an “accredited investor,” as defined by Rule 501 under the Securities Act.

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

4.2	**	Loan Agreement dated June 9, 2011 by and between Emmaus Medical, Inc. and Equities First Holdings, LLC.

4.3	**	Pledge Agreement dated June 9, 2011 by and between Emmaus Medical, Inc. and Equities First Holdings, LLC.

4.4		Warrant dated June 29, 2011 issued by the registrant to Yasushi Nagasaki

31.1		Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

**	Previously filed.

EMMAUS HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emmaus Life Sciences, Inc.

Dated: October 5, 2011		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Yasushi Nagasaki
	By:	Yasushi Nagasaki
	Its:	Chief Financial Officer (principal financial and accounting officer)