Form 10-Q
period 2011-09-30
EMMAUS LIFE SCIENCES, INC.
filed 2011-11-14
CIK 1420031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The registrant had 24,381,667 shares of common stock, par value $0.001 per share, outstanding as of November 7, 2011.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1

		(b) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and from December 20, 2000 (Inception) to September 30, 2011 (Unaudited)	2

		(c) Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Period from December 20, 2000 (Inception) to September 30, 2011	3

		(d) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and from December 20, 2000 (Inception) to September 30, 2011 (Unaudited)	7

		(e) Notes to Consolidated Financial Statements as of and for the Nine Months ended September 30, 2011 (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

	Item 4.	Controls and Procedures	41

Part II	Other Information

	Item 1.	Legal Proceedings	42

	Item 1A.	Risk Factors	42

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	42

	Item 3.	Default Upon Senior Securities	43

	Item 4.	Removed and Reserved	43

	Item 5.	Other Information	43

	Item 6.	Exhibits	43

Signatures			45

i

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	As of
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$603,160	$258,676
Accounts receivable	77,868	21,746
Inventories	233,933	130,573
Marketable securities	—	1,674,386
Prepaid expenses and other current assets	56,155	11,479
Total Current Assets	971,116	2,096,860

PROPERTY AND EQUIPMENT, net	78,084	94,179

OTHER ASSETS
Marketable securities, long-term	1,794,877	—
Intangibles, net	6,140	134,880
Notes receivable	18,000	18,000
Deposits	347,283	348,408
Total Other Assets	2,166,300	501,288
Total Assets	$3,215,500	$2,692,327

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$476,619	$190,107
Due to related party	500,000	—
Dissenting shareholders payable	200,000	—
Notes payable	380,000	460,000
Convertible notes payable, net	1,203,877	246,889
Total current liabilities	2,760,496	896,996

LONG-TERM LIABILITIES
Notes payable	1,041,728	—
Convertible notes payable	834,849	184,030
Total long-term liabilities	1,876,577	184,030
Total Liabilities	4,637,073	1,081,026

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock – par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 24,381,667, (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) and 20,365,054 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	24,382	20,365
Additional paid-in capital	16,634,813	13,799,999
Accumulated other comprehensive income	663,064	542,573
Deficit accumulated during the development stage	(18,743,832)	(12,751,636)

Total Shareholders’ Equity (Deficit)	(1,421,573)	1,611,301
Total Liabilities & Shareholders’ Equity	$3,215,500	$2,692,327

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
SALES	150,636	22,820	310,205	92,214	684,704
SALES RETURN & ALLOWANCE	1,102	(1,330)	(1,196)	(25,218)	(31,553)
REVENUES	151,738	21,490	309,009	66,996	653,151

COST OF GOODS SOLD
Cost of goods sold	56,954	18,282	127,643	48,697	353,677
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	56,954	18,282	127,643	48,697	589,214
GROSS PROFIT	94,784	3,208	181,366	18,299	63,937

OPERATING EXPENSES
Research and development	532,940	185,882	1,181,592	644,375	6,081,244
Selling	234,572	78,152	610,268	371,504	2,412,476
General and administrative	1,984,551	532,286	4,111,162	1,339,270	9,723,902
	2,752,063	796,320	5,903,022	2,355,149	18,217,622
LOSS FROM OPERATIONS	(2,657,279)	(793,112)	(5,721,656)	(2,336,850)	(18,153,685)

OTHER INCOME (EXPENSE)
Interest income	7,579	14,652	24,193	33,043	109,427
Interest expense	(264,058)	(19,155)	(294,733)	(42,998)	(684,726)
	(256,479)	(4,503)	(270,540)	(9,955)	(575,299)
LOSS BEFORE INCOME TAXES	(2,913,758)	(797,615)	(5,992,196)	(2,346,805)	(18,728,984)
INCOME TAXES	—	1,250	—	1,250	14,848
NET LOSS	(2,913,758)	(798,865)	(5,992,196)	(2,348,055)	(18,743,832)

OTHER INCOME
Unrealized holding gain on securities available-for-sale, net of tax	(552,662)	—	120,491	—	663,064
COMPREHENSIVE LOSS	(3,466,420)	(798,865)	(5,871,705)	(2,348,055)	(18,080,768)
NET LOSS PER COMMON SHARE	(0.12)	(0.04)	(0.26)	(0.12)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,381,667	19,730,173	22,623,847	19,521,641

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to SEPTEMBER 30, 2011
(unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized				Deficit
				Accumulated	Accumulated
			Additional	Other	during
			Paid-in	Comprehensive	Development
	Shares	Common stock	Capital	Income	Stage	Total

Balance, December 31, 2000 (1) (2)	12,531,125	$12,531	$(2,931)	—	$—	$9,600
Net loss	—	—	—	—	(21,942)	(21,942)

Balance, December 31, 2001	12,531,125	12,531	(2,931)	—	(21,942)	(12,342)

Net loss	—	—	—	—	(12,464)	(12,464)

Balance, December 31, 2002	12,531,125	12,531	(2,931)	—	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital	—	—	(34,406)	—	34,406	—

Common stock issued	737,125	737	249,263	—	—	250,000
						—
Net loss	—	—	—	—	(97,481)	(97,481)

Balance, December 31, 2003	13,268,250	13,268	211,926	—	(97,481)	127,713

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

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to SEPTEMBER 30, 2011
(unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized				Deficit
				Accumulated	Accumulated
			Additional	Other	during
			Paid-in	Comprehensive	Development
	Shares	Common stock	Capital	income	Stage	Total

Balance, December 31, 2003	13,268,250	$13,268	$211,926	$—	$(97,481)	$127,713

Common stock issued	1,615,542	1,616	646,459	—	—	648,075

Net loss	—	—	—	—	(624,936)	(624,936)

Balance, December 31, 2004	14,883,792	14,884	858,385	—	(722,417)	150,852

Common stock issued	398,549	399	327,886	—	—	328,285

Net loss	—	—	—	—	(668,091)	(668,091)

Balance, December 31, 2005	15,282,341	15,283	1,186,271	—	(1,390,508)	(188,954)

Common stock issued	523,388	523	824,517	—	—	825,040

Net loss	—	—	—	—	(759,962)	(759,962)

Balance, December 31, 2006	15,805,729	15,806	2,010,788	—	(2,150,470)	(123,876)

Common stock issued	1,344,162	1,344	2,732,516	—	—	2,733,860

Net loss	—	—	—	—	(1,282,212)	(1,282,212)

Balance, December 31, 2007	17,149,891	17,150	4,743,304	—	(3,432,682)	1,327,772

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to SEPTEMBER 30, 2011
(unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized				Deficit Accumulated during Development Stage
			Additional Paid-in Capital	Accumulated Other Comprehensive income

	Shares	Common stock				Total

Balance, December 31, 2007	17,149,891	$17,150	$4,743,304	$—	$(3,432,682)	$1,327,772

Common stock issued	1,226,959	1,227	3,389,464	—	—	3,390,691

Net loss	—	—	—	—	(2,993,777)	(2,993,777)

Balance, December 31, 2008	18,376,850	18,377	8,132,768	—	(6,426,459)	1,724,686

Warrants issued	—	—	160,000	—	—	160,000

Common stock issued, net of issuance cost of $160,000	854,446	854	2,078,071	—	—	2,078,925
Net loss	—	—	—	—	(2,567,807)	(2,567,807)
Balance, December 31, 2009	19,231,296	19,231	10,370,839	—	(8,994,266)	1,395,804

Warrants issued	—	—	480,000	—	—	480,000
Common stock issued, net of issuance cost of $480,000	705,900	706	1,643,588	—	—	1,644,294
Conversion of notes payable to common stock	427,857	428	1,305,572	—	—	1,306,000
Unrealized gain on securities available for sale	—	—	—	542,573	—	542,573

Net loss	—	—	—	—	(3,757,370)	(3,757,370)

Balance, December 31, 2010	20,365,053	20,365	13,799,999	542,573	(12,751,636)	1,611,301

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to SEPTEMBER 30, 2011
(unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Additional Paid-in Capital	Accumulated Other Comprehensive income	Deficit Accumulated during Development Stage

	Shares	Common stock				Total

Balance, December 31, 2010	20,365,053	$20,365	$13,799,999	$542,573	$(12,751,636)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	1,153,402	—	—	1,153,674
Conversion of notes payable to common stock	36,514	37	109,993	—	—	110,030
Shares issued to existing shell shareholders in the reorganization	3,750,000	3,750	(503,750)			(500,000)
Proceeds from exercise of warrants	4,718	5	14,395			14,400
Cashless exercise of warrants	413	—	—	—	—	—
Common stock repurchased and cancelled from dissenting shareholders	(47,178)	(47)	(199,953)	—	—	(200,000)
Warrants issued as a payment of consulting fee			1,053,150			1,053,150
Warrants issued in conjunction with convertible note (154,586)			406,112			406,112
Impact of beneficial conversion feature			801,465			801,465
Unrealized gain on securities	—	—	—	120,491	—	120,491
Net loss	—	—	—	—	(5,992,196)	(5,992,196)

Balance, September 30, 2011 (unaudited)	24,381,667	$24,382	$16,634,813	$663,064	$(18,743,832)	$(1,421,573)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows
(unaudited)

	Nine months ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,992,196)	$(2,348,055)	$(18,743,832)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	147,284	210,374	854,032
Cost of scrapped inventory written off	—	—	235,537
Fair value of warrants issued for services	1,053,150	—	1,053,150
Interest expense accrued from discount of convertible note	185,414	—	185,414
Net changes in operating assets and liabilities, net of acquisition
Accounts receivable	(56,122)	1,642	(83,974)
Inventory	(103,360)	(206,148)	(465,460)
Prepaid expenses and other current assets	(44,676)	(4,629)	(74,155)
Deposits	1,125	(324,862)	(296,647)
Accounts payable and accrued expenses	286,512	(94,396)	416,481

Net cash flows used in operating activities	(4,522,869)	(2,766,074)	(16,919,454)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	—	—	(750,000)
Purchases of marketable securities	—	—	(1,131,813)
Purchases of property and equipment	(2,450)	(4,630)	(188,257)

Net cash flows used in investing activities	(2,450)	(4,630)	(2,070,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	—	—	299,500
Repayment of line of credit	—	—	(299,500)
Proceeds from notes payable issued	1,841,728	—	2,584,191
Payments of notes payable	(880,000)	—	(915,576)
Proceeds from convertible notes payable issued	2,740,001	790,030	4,230,031
Proceeds from issuance of common stock	1,168,074	1,618,877	13,682,438
Net cash flows from financing activities	4,869,803	2,408,907	19,581,084

Net increase in cash and cash equivalents	344,484	(361,797)	591,560

Cash and cash equivalents, beginning of period	258,676	389,554	—
Cash acquired	—	—	11,600
Cash and cash equivalents, end of period	$603,160	$27,757	$603,160
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$57,827	$28,019	$447,820
Income taxes paid	$—	$—	$14,848
Non-cash Financing Activities:
Conversion of notes payable to common stock	$110,030	$—	$1,416,030

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Organization – Emmaus Life Sciences, Inc. (the “Company” or “Emmaus”), which is engaged in the discovery, development, and commercialization of treatments and therapies for rare diseases, was incorporated in the state of Delaware on September 24, 2007. Pursuant to an Agreement and Plan of Merger, dated April 21, 2011 (the “Merger Agreement”), by and among the Company, AFH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“AFH Merger Sub”), AFH Holding and Advisory, LLC, and Emmaus Medical, Inc. (“Emmaus Medical”), Emmaus Medical merged with and into AFH Merger Sub with Emmaus Medical continuing as the surviving entity (the “Merger”). Upon the closing of the Merger, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” and became the parent company of Emmaus Medical. The Company changed its name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.” on September 14, 2011.

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

Nature of Business – The Company has undertaken the business of developing and commercializing cost-effective treatments and therapies for rare diseases. The Company’s primary business purpose is to continue its late-stage development of the amino acid L-glutamine as a prescription drug for the treatment of sickle cell disease (“SCD”). The Company’s current focus is to complete the Phase 3 clinical trial on SCD that involves over 20 research sites and 200 patients. The Company is also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution], which has received FDA approval, as a treatment for SBS in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. Over time, the Company plans to expand its mission to include developing and marketing products for more common diseases.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2010. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Going concern – The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the nine months ended September 30, 2011 totaling $5,992,196 as well as accumulated deficit since inception amounting to $18,743,832. Further the Company appears to have inadequate cash and cash equivalents of $603,160 as of September 30, 2011 considering that revenues from operations since inception totaled only $653,151. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

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

Upon the closing of the Merger on May 3, 2011, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” The Company subsequently changed its name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.” on September 14, 2011.

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

For accounting purposes, the Merger transaction is being accounted for as a reverse merger. The transaction has been treated as a recapitalization of Emmaus Medical and its subsidiaries, with Emmaus Life Sciences, Inc. (the legal acquirer of Emmaus Medical and its subsidiaries) considered the accounting acquiree and Emmaus Medical whose management took control of Emmaus Life Sciences, Inc. (the legal acquiree of Emmaus Medical) considered the accounting acquirer.

Principles of consolidation – The financial statements include the accounts of the Company (and its wholly-owned subsidiary, Emmaus Medical, Inc., and its wholly-owned subsidiaries, Newfield Nutrition Corporation and Emmaus Medical Japan, Inc (“EM Japan”). All significant intercompany transactions have been eliminated.

Development stage company – The Company is a development stage company as defined in accounting principles generally accepted in the United States of America. The Company is considered a development stage company because it devotes substantially all of its time to research and development for potential pharmaceutical products and to establish its business and operations. The minimal sales for the period from inception to September 30, 2011 are from NutreStore and the products of its wholly owned subsidiary Newfield Nutrition Corporation which is not considered to be a part of its principal operations.

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

Inventories – Inventories as of September 30, 2011 consisted of 97% finished goods and 3% work–in-process and are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-Glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the purchases during the nine months ended September 30, 2011 and 2010 were from two vendors. Purchases from the two vendors amounted to 89% and 11% and 19% and 81% of total purchases during the nine months ended September 30, 2011and 2010, respectively.

Deposits – Carrying value of amounts transferred to third parties for security purposes that are expected to be returned or applied towards payment after one year or beyond the operating cycle, if longer. Deposit amounts consist primarily of the 20% patient site enrollment deposit paid to the Company’s contract research organization for the FDA Phase III clinical trial activities.

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

The Company estimate its sales return based upon its prior sales and return history. Historically, sales returns have been very nominal. The extraordinary sales returns in the nine months ended September 30, 2010 were all related to the same batch of NutreStore product produced in 2008 that expired. The expiry date of the NutreStore product was two years after the date of manufacture but was changed by the Company and is currently four years after the date of manufacture. All products sold in 2009 were part of the batch that had a two year expiry period and expired in 2010. All products produced in 2010 and sold from 2010 through 2011 have an expiry date of 2014 and the Company anticipates that the product will be consumed before expiration and not returned. The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience. As of September 30, 2011, the Company recorded a 5% Sales Return Allowance for the NutreStore sales in the accompanying financial statements.

The Company is currently required to pay royalties to CATO Holding Company on an annual basis, which is recognized as an expense upon sale of the products.

Allowance for doubtful accounts – The Company provides an allowance for uncollectible accounts based upon prior experience and management’s assessment of the collectability of existing specific accounts.

Advertising cost – Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2011 and 2010 were $67,066 and $32,526, respectively. Advertising costs from inception to September 30, 2011 were approximately $220,066.

Property and equipment – Leaseholds, furniture, and fixtures are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

Intangibles – The Company’s intangible assets include license issue fees and patent costs relating to a license agreement (Note 4). These intangible assets are amortized over a period of 3 years, the estimated legal life of the patents and economic life of the License Agreement. The intangible assets are assessed by management, annually, for potential impairment. No impairment exists as of September 30, 2011 and December 31, 2010.

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

Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at September 30, 2011 and December 31, 2010.

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

The Company’s short-term and long-term deferred tax liability is based on the calculation of the deferred taxes on the Company’s unrealized gain on available-for-sale securities using a 40% effective tax rate based on a 31% federal income tax rate (net of state tax deduction) combined with an 8.84% California state income tax rate. The Company recognizes a deferred tax asset (through changes in the valuation allowance) for the exact amount of the deferred tax liability. The classification of these deferred taxes is concurrent with the classification of investments for which the unrealized gain is derived. For balance sheet presentation, current deferred tax assets and liabilities have been offset and presented as a single amount and non-current deferred tax assets and liabilities within each tax jurisdiction have been offset and presented as a single amount.

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of September 30, 2011, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit. The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

As of September 30, 2011, all federal tax returns since 2008 and state tax returns since 2007 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

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

Marketable securities – Investment securities as of September 30, 2011 and December 31, 2010 are classified as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 147,100 shares of CellSeed stocks acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed’s IPO (symbol 7776) was completed on March 16, 2010. As of December 31, 2010, and September 30, 2011, the closing price per share was 921 Yen and 935 Yen, respectively. Historical JASDEQ closing price can be found from http://www.bloomberg.com/apps/quote?ticker=7776:JP. The Company’s security position in CellSeed is many times the average daily trading volume of the stock on the JASDAQ exchange. Any attempt to sell the Company’s position in a short period of time may have an adverse impact on the price of the stock. During the nine months ended September 30, 2011, the Company granted a security interest in 100% of its CellSeed securities to lenders as discussed in Note 6.

As of September 30, 2011, 100% of the investment in CellSeed is classified as a long term asset in the accompanying balance sheet as the investment is assigned as collateral on certain borrowings.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities are determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at September 30, 2011. The fair value of the Company’s debt instruments are not materially different from their carrying values as presented. The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

Net loss per share – In accordance with FASB ASC Topic 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2011and 2010, there were 1,683,029 and 562,176 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2011	December 31, 2010
Equipment	$112,934	$110,484
Leasehold Improvements	23,054	23,054
Furniture and Fixtures	52,269	52,269
	188,257	185,807
Less: accumulated depreciation	(110,173)	(91,628)
	$78,084	$94,179

During the nine months ended September 30, 2011 and 2010, the depreciation expense was $18,545 and $19,533, respectively. Depreciation expense from inception to September 30, 2011 was $110,209.

NOTE 4 – INTANGIBLE ASSETS

The Company is licensed to market and sell NutreStore® [L-glutamine powder for oral solution] as a treatment for short bowel syndrome (“SBS”). The Company previously promoted Zorbtive® [somatropin (rDNA origin) for injection] prior to July 31, 2011. Subsequent to July 31, 2011, the Company has not promoted Zorbtive.

Intangible assets consisted of the following at:

	September 30, 2011	December 31, 2010
License fees and patent filing costs	$750,000	$750,000
Less: accumulated amortization	(743,860)	(615,120)
	$6,140	$134,880

During the nine months ended September 30, 2011 and 2010, the amortization expense was $128,740 and $190,841, respectively. Amortization expense from inception to September 30, 2011 was $743,860. Expected amortization expense for the year ended December 31, 2011 is estimated to be approximately $135,000.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

Accounts payable	September 30, 2011
CRO expenses	$148,017
Miscellaneous vendors	292,996
Subtotal	441,013
Accrued expenses	35,606
Total accounts payable and accrued expenses	$476,619

There are no amounts due to related parties included in accounts payable and accrued expenses. Amounts due to related parties have been separately presented on the balance sheet.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at:

	September 30, 2011 (Net of Discount)	December 31, 2010
Note payable to a shareholder, due on demand, interest payable monthly at 6.5% per annum.
*Yutaka Niihara – Note 1	$350,000	$350,000
*Yutaka Niihara – Note 2	—	80,000
Daniel Kimbell – Note 1	—	20,000
Daniel Kimbell – Note 2	—	10,000

Note payable to a shareholder, due on demand, interest payable monthly at 8% per annum.
*Yutaka Niihara – Note 3	30,000	—

Note Payable to related parties, due 2013, interest payable quarterly at 8% per annum
**Hope International Hospice, Inc.	200,000	—

Note Payable to a financial institution, due in 2014, interest payable quarterly at 4.5% per annum.	841,728	—

Convertible note payable to related party, due 2012, interest payable annually at 8% per annum
*Yasushi Nagasaki	225,879	—

Convertible note payable, due 2012, interest payable annually at 8% per annum	714,993	—

***Convertible note payable, due 2012, interest payable annually at 8% per annum	263,005	—

Convertible notes payable to shareholders, due 2015, 0% interest payable.	72,000	132,030

Convertible note payable to shareholder, originally due in 2011 but extended by the Lender until 2014, interest payable monthly at 6.5% per annum	260,849	246,889

Convertible note payable to a bank, due in 2016, interest payable monthly at 10% per annum, beginning January 2012.	500,000	—

Convertible notes payable to shareholders, due in 2015, interest payable monthly at 6% per annum.	2,000	52,000
	$3,460,454	$890,919
Amount due in one year	(1,583,877)	(706,889)
Long term portion of notes payable	$1,876,577	$184,030

*Officers of the company
**Dr. Niihara is also the CEO of Hope International Hospice, Inc.
*** Related Party

As of September 30, 2011, notes payable in the amount of $834,849 and $2,226,040 were convertible, at option of the lender, into shares of the Company’s common stock at $3.05 and $3.60 per share, respectively. During the nine months ended September 30, 2011, notes payable in the amount of $110,030 were converted to common stock at a conversion price of $3.05 per share.

During the nine months ended September 30, 2011, the Company issued a convertible note in the amount of $500,000 which bears interest at 10% per annum beginning on January 1, 2012. The note is convertible, at the lender’s option until one month after the Company’s shares of common stock are traded on NASDAQ, into common stock of the Company at a conversion price of $3.05 per share. The note matures on March 14, 2016. Immediately upon conversion of this note, the lender will receive, without any consideration, warrants to acquire such number of shares of common stock of the Company equal to 25% of the number of shares received upon the conversion of the note. The warrants will have an exercise price of $3.05 per share. These warrants will be exercisable by giving written notice to the Company. As security for the obligations under the note, the Company granted to the lender a security interest in 50% of the Company’s investment in marketable securities as specified in an agreement with the lender.

In addition, the Company issued convertible notes in the aggregate principal amount of $2,226,040 during the nine months ended September 30, 2011. All notes will mature in 2012 and bear interest at 8% per annum. The principal amount and any unpaid interest due under the notes are convertible into shares of the Company’s common stock at $3.60 per share at the lender’s option. The lenders also received warrants to purchase 154,586 shares of common stock with an exercise price equal to 75% of the fair market value of the Company’s common stock on the date prior to exercise. The Company recorded a discount on the convertible debt based on the value of warrants granted in the note agreement and a beneficial conversion feature. $406,112 was allocated to the warrants and $801,465 was allocated to the beneficial conversion feature.

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

Stock Price	$4.24
Exercise Price	$3.60
Term	3 years
Risk-Free Rate	0.31 ~ 0.79%
Dividend Yield	0%
Volatility	103.28 ~ 140.19%

NOTE 7 – SHAREHOLDERS’ EQUITY

Common stock – During the nine months ended September 30, 2011, the Company issued a total of 24,381,667 shares of its common stock, which includes 20,628,305 shares issued to the former stockholders of Emmaus Medical pursuant to the Merger Agreement (excluding the 47,178 shares held by stockholders who exercised dissenter’s right in connection with the Merger), and 3,362 shares issued upon the exercise of warrants. As discussed in Note 2, in connection with the closing of the Merger, stockholders of the Company prior to the Merger cancelled an aggregate of 1,827,750 shares of common stock owned by them such that they held an aggregate of 3,750,000 shares of common stock upon the closing of the Merger. Pursuant to the Merger Agreement on May 3, 2011, four shareholders of Emmaus Medical exercised their dissenter’s rights and returned 47,178 shares for $200,000, which was outstanding as of September 30, 2011. The shares were cancelled as of May 3, 2011, the closing date of the Merger.

Stock warrants – During the nine months ended September 30, 2011, the Company issued warrants to purchase an aggregate of 302,918 shares of common stock at an exercise price of $3.05 per shares to the former warrant holders of Emmaus Medical upon the closing of the Merger. From the closing of the Merger through September 30, 2011, the Company issued warrants in connection with the issuance of convertible notes to purchase an aggregate of 185,836 shares of common stock at a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise. During this period, the Company also issued warrants to purchase a total of 275,482 shares of common stock at an exercise price of $1.00 per share to a consultant in lieu of a financial consulting fee. During the nine months ended September 30, 2011 after the Merger, the Company issued 3,362 shares of common stock upon the exercise of warrants issued pursuant to the Merger.

A summary of outstanding warrants as of September 30, 2011 is presented below.

Nine months ended September 30, 2011
Warrants outstanding, beginning of period	298,789
Granted	467,215
Exercised	(5,131)
Cancelled, forfeited and expired	(1,061)
Warrants outstanding, end of period	759,812

	Outstanding			Exercisable
Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
During 2011
$1.00	275,482	3	$1.00	275,482	$1.00

75% of FMV	185,836	3	75% of FMV	185,836	75% of FMV
$3.05	5,897	5	$3.05	5,897	$3.05

During 2010
$3.05	197,146	4.56	$3.05	197,146	$3.05

During 2009
$3.05	95,450	3.99	$3.05	95,450	$3.05

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

The Company had 23,590 options outstanding held by directors of the Company exercisable at $3.05 per share as of September 30, 2011, all of which were vested as of September 30, 2011. Eleven thousand seven hundred and ninety five (11,795) options are exercisable until December 1, 2011 and 11,795 options are exercisable through 2015. The Company recognized $12,600 of compensation expense for the nine-months ended September 30, 2011.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Distribution contract – Cardinal Health Specialty Pharmacy Services is contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For its service, Emmaus Medical pays a monthly commercialization management fee of $5,000 with discount.

Operating leases – The Company leased its office space under an operating lease from an unrelated entity. The rent expense during the nine months ended September 30, 2011 and 2010 amounted to $106,688 and $79,729, respectively.

The Company leases its approximately 4,540 square foot headquarters offices in Torrance, CA, at a base rental of $4,994 per month plus $320 per month as its share of common area expenses. The lease will expire on May 31, 2012. In addition, the Company leases two office suites in Torrance, California at a base rent of $1,610 per month plus share of common area expenses of $90 per month, at a base rent of $1,712 per month plus share of common area expenses of $90 per month. These leases will expire on August 19, 2013 and February 28, 2013, respectively. Approximately 490 square feet from one office and 1,079 square feet from the other office are currently subleased to an unaffiliated entity on a month to month basis. The Company does not expect to experience any difficulties in renewing its leases, or finding additional or replacement office and warehouse space, at its current or more favorable rates.

Future minimum lease payments under the agreement are as follows:

September 30, 2011	$24,948
2012	64,584
2013	16,304
$105,836

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

NOTE 9 – RELATED PARTY TRANSACTIONS

As of September 30, 2011 an aggregate of $1,808,535 in the principal amount of convertible notes from certain shareholders and officers was outstanding. The debt is unsecured and carries interest rates from 0% to 8%. An aggregate of $334,849 and $932,640 in principal and unpaid accrued interest on the notes are convertible to into shares of common stock at $3.05 and $3.60 per share, respectively. Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum.

The Company has agreed to pay AFH Holding and Advisory, LLC (“AFH Advisory”) $500,000 (the “Shell Cost”) for the identification of AFH Acquisition IV and providing consulting services related to coordinating the Merger, assisting with a public offering and managing the interrelationship of legal and accounting activities (the “Services”), and to reimburse AFH Advisory for advancement of expenses on behalf of the Company incurred in connection with the Services, the Merger and a public offering, including, without limitation, reasonable expenses of AFH Advisory (the “Transaction Costs”). During the nine months ended September 30, 2011, the Company repaid $288,893 of such advanced expenses to AFH Advisory and as of September 30, 2011, the Company owed AFH Advisory an aggregate of $500,000, consisting of the $500,000 Shell Cost and $0 in advanced expenses. No amounts were due to AFH Advisory and no expenses were advanced on the Company’s behalf by AFH Advisory in 2010. The Company does not anticipate that any further transaction costs will be advanced by AFH Advisory

AFH Advisory may be paid any outstanding Shell Cost and Transaction Costs from the proceeds of a public offering or upon the consummation of any other financing. Alternatively, AFH Advisory may, in its discretion, convert such amount (or any portion thereof) into common stock at a conversion price equal to 75% of the per share public offering price (the “Conversion Price”). Additionally, the Company has agreed to issue warrants to purchase shares of common stock to AFH Advisory upon the closing of a public offering. Such warrants will have a term of 5 years from the date of issuance and will have an exercise price equal to the Conversion Price. The number of shares underlying the warrants will be calculated by dividing the aggregate of the Shell Cost and the total Transaction Costs by the Conversion Price.

Shares held by AFH Advisory and certain others will be decreased, at the rate of 1% of post public offering outstanding common shares, for each $1 million or fraction thereof that the gross proceeds to the Company from an offering are less than $10 million. In the event of such reduction, AFH Advisory will reduce the number of those shares by an appropriate percentage. If a public offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $5 million, the Company’s arrangement with AFH advisory provides that the Company may terminate the offering at its sole and absolute discretion, and if the Company terminates the public offering, then all shares held by AFH Advisory and certain others will be canceled.

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

The Company granted AFH Advisory exclusive rights to act as its advisor in connection with all financings and mergers and acquisitions until November 10, 2012 and the right to appoint two board members to the Company’s board of directors upon the closing of the Merger. In addition, in the event of any merger, stock purchase, asset purchase or similar transaction occurring within one year of the closing of our next public offering, AFH Advisory may receive a warrant to purchase shares in an amount to increase AFH Advisory’s total Life Sciences to 10% of the outstanding fully diluted equity of the Company but only to the extent the Company issues securities in connection with such merger, stock purchase, asset purchase or similar transaction.

The Company has agreed to contribute $15,000 per month to EM Japan, its indirect wholly owned subsidiary, from January 5, 2011 through June 2011, renewable automatically for six months on equivalent terms if the existing agreement is not updated within one month before expiration. The agreement has been extended another six months through December 2011. The Company makes the monthly payments in return for consulting services EM Japan performs on behalf of Emmaus Medical including (1) coordinating shareholder briefing meetings in Japan, (2) reception duties in Japan for employees and customers of Emmaus Medical, (3) research activities and analysis in conjunction with the raw material market of AminoPure, and (4) services such as translation of documents and creating supporting investor relations documents for Emmaus Medical. These payments are intercompany transactions and, therefore, they are offset during the consolidation process. For the nine months ended September 30, 2011, the Company contributed $138,657 to EM Japan, including $3,657 in expenses, pursuant to the agreement

Note 10 - Common Stock Transactions

The Company engaged in the following stock transactions for the period from inception (December 20, 2000) through September 30, 2011.

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Balance, December 31, 2000 (1) (2)		12,531,125	0.00	12,531	(2,931)	$—	$—	9,600

Net loss		—		—	—	—	(21,942)	(21,942)

Balance, December 31, 2001		12,531,125		12,531	(2,931)	—	(21,942)	(12,342)

Net loss		—		—	—	—	(12,464)	(12,464)

Balance, December 31, 2002		12,531,125		12,531	(2,931)	—	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital		—		—	(34,406)	—	34,406	—

Common stock issued		737,125		737	249,263			250,000

	9/25/03	29,485	0.34	29	9,971			10,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	103,198	0.34	103	34,897			35,000
	9/25/03	58,970	0.34	59	19,941			20,000
	9/25/03	73,713	0.34	74	24,926			25,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/29/03	29,485	0.34	29	9,971			10,000
	9/30/03	176,910	0.34	177	59,823			60,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000

Net loss		—		—	—	—	(97,481)	(97,481)

Balance, December 31, 2003		13,268,250		13,268	211,926	—	(97,481)	127,713

Common stock issued		1,615,542		1,616	636,384			638,000

	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	6/22/04	88,455	0.34	88	29,912			30,000
	6/22/04	41,279	0.34	41	13,959			14,000
	4/24/04	73,713	0.34	74	24,997			25,000
	6/22/04	73,713	0.34	74	24,997			25,000
	7/6/04	16,217	0.34	16	5,484			5,500
	7/6/04	16,217	0.34	16	5,484			5,500
	9/21/04	88,455	0.06	88	4,912			5,000
	4/21/04	29,485	0.34	29	9,971			10,000
	6/22/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	12/28/05	44,228	2.03	44	89,998			90,000
	4/4/05	14,743	0.34	15	4,999			5,000
	1/31/05	14,743	2.03	15	29,999			30,000
	2/17/05	5,897	2.03	6	11,994			12,000
	2/24/05	2,949	2.03	3	5,997			6,000

Rounding		(240)

(Subscriptions Receivable) Collections					10,075			10,075

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Net loss		—		—	—	—	(624,936)	(624,936)

Balance, December 31, 2004		14,883,792		14,884	858,385	—	(722,417)	150,852

Common stock issued		398,549		399	811,227			811,626

	1/31/05	49,151	2.03	49	99,951			100,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	10/21/05	29,485	2.03	29	59,971			60,000
	12/21/05	11,794	2.03	12	23,988			24,000
	7/2/07	4,953	2.04	5	10,075			10,080
	5/9/08	288,747	2.03	289	587,258			587,546

Rounding		(326)			3
	9/21/05	2,949	2.03	3	5,997			6,000
(Subscriptions Receivable) Collections					(489,341)			(489,341)
Net loss		—		—	—	—	(668,091)	(668,091)

Balance, December 31, 2005		15,282,341		15,283	1,186,271	—	(1,390,508)	(188,954)

Common stock issued		523,388		523	824,517			1,062,460

	7/25/05	4,423	2.03	4	8,996			9,000
	12/16/05	14,743	2.03	15	29,985			30,000
	1/10/06	29,485	2.03	29	59,971			60,000
	1/6/06	14,743	2.03	15	29,985			30,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/5/06	29,485	2.03	29	59,971			60,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/6/06	4,924	2.03	5	9,995			10,000
	1/13/06	2,949	2.03	3	5,997			6,000
	2/28/06	2,949	2.03	3	5,997			6,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	8,846	2.03	9	17,991			18,000
	4/28/06	2,949	2.03	3	5,997			6,000
	5/1/06	2,949	2.03	3	5,997			6,000
	5/9/06	14,743	2.03	15	29,985			30,000
	5/1/06	14,743	2.03	15	29,985			30,000
	6/15/06	2,949	2.03	3	5,997			6,000
	9/29/06	2,949	2.03	3	5,997			6,000
	10/17/06	14,743	2.03	15	29,985			30,000
	10/13/06	14,743	2.03	15	29,985			30,000
	10/19/06	14,743	2.03	15	29,985			30,000
	11/10/06	7,371	2.03	7	14,993			15,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	11/10/06	4,423	2.03	4	8,996			9,000
	11/10/06	29,485	2.03	29	59,971			60,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/6/06	5,897	2.03	6	11,994			12,000
	11/6/06	14,743	2.03	15	29,985			30,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/22/06	7,371	2.03	7	14,993			15,000
	12/1/06	29,485	2.03	29	59,971			60,000
	11/27/06	2,949	2.03	3	5,997			6,000
	12/6/06	9,848	2.03	10	20,030			20,040
	12/6/06	4,423	2.03	4	8,996			9,000
	12/6/06	7,371	2.03	7	14,993			15,000
	12/18/06	14,743	2.03	15	29,985			30,000
	1/24/07	14,743	2.03	15	29,985			30,000
	4/10/07	14,743	2.03	15	29,985			30,000
	5/31/07	2,949	2.03	3	5,997			6,000
	5/29/08	14,743	2.03	15	29,985			30,000
	5/29/08	14,743	2.03	15	29,985			30,000
	3/31/08	4,423	1.45	4	6,416			6,420
	3/10/08	2,949	2.03	3	5,997			6,000

Rounding					(5)			(5)
(Subscriptions Receivable) Collections					(237,415)			(237,415)

Net loss		—		—	—	—	(759,962)	(759,962)

Balance, December 31, 2006		15,805,729		15,806	2,010,788	—	(2,150,470)	(123,876)

Common stock issued		1,344,162		1,344	2,679,376			2,680,720

	2/5/07	4,423	2.03	4	8,996			9,000
	3/8/07	4,423	2.03	4	8,996			9,000
	4/26/07	14,743	2.03	15	29,985			30,000
	5/3/07	14,743	2.03	15	29,985			30,000
	5/8/07	5,897	2.03	6	11,994			12,000
	5/8/07	14,743	2.03	15	29,985			30,000
	5/8/07	14,743	2.03	15	29,985			30,000
	5/11/07	8,846	2.03	9	17,991			18,000
	5/11/07	4,423	2.03	4	8,996			9,000
	5/11/07	4,423	2.03	4	8,996			9,000
	5/14/07	9,730	2.03	10	19,790			19,800
	5/11/07	4,423	2.03	4	8,996			9,000
	5/18/07	14,743	2.03	15	29,985			30,000
	5/18/07	14,743	2.03	15	29,985			30,000
	5/24/07	14,743	2.03	15	29,985			30,000
	5/31/07	29,485	2.03	29	59,971			60,000
	6/2/07	49,181	2.03	49	100,031			100,080
	6/1/07	29,485	2.03	29	59,971			60,000
	6/1/07	29,485	2.03	29	59,971			60,000

Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
6/6/07	29,485	2.03	29	59,971			60,000
6/4/07	4,924	2.03	5	10,015			10,020
6/28/07	44,228	2.03	44	89,956			90,000
6/15/07	5,897	2.03	6	11,994			12,000
6/14/07	7,371	2.04	7	14,993			15,000
6/15/07	4,423	2.03	4	8,996			9,000
6/15/07	5,897	2.03	6	11,994			12,000
6/15/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/28/07	9,877	2.04	10	20,090			20,100
6/20/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/29/07	14,743	2.03	15	29,985			30,000
7/2/07	14,743	2.03	15	29,985			30,000
7/2/07	5,897	2.03	6	11,994			12,000
7/2/07	44,228	2.03	44	89,956			90,000
7/2/07	1,474	2.04	1	2,999			3,000
7/2/07	7,371	2.04	7	14,993			15,000
7/11/07	29,485	2.03	29	59,971			60,000
7/6/07	29,485	2.03	29	59,971			60,000
7/11/07	29,485	2.03	29	59,971			60,000
7/17/07	23,588	2.03	24	47,976			48,000
7/16/07	147,425	2.03	147	299,853			300,000
7/11/07	20,640	2.03	21	41,979			42,000
7/18/07	26,537	2.03	27	53,973			54,000
7/21/07	14,743	2.03	15	29,985			30,000
7/23/07	11,794	2.03	12	23,988			24,000
7/24/07	7,371	2.04	7	14,993			15,000
7/26/07	29,485	2.03	29	59,971			60,000
7/23/07	11,794	2.03	12	23,988			24,000
7/27/07	29,485	2.03	29	59,971			60,000
7/27/07	14,743	2.03	15	29,985			30,000
7/30/07	14,743	2.03	15	29,985			30,000
7/30/07	14,743	2.03	15	29,985			30,000
7/31/07	26,537	2.03	27	53,973			54,000
8/7/07	2,949	2.03	3	5,997			6,000
8/25/07	29,485	2.03	29	59,971			60,000
8/25/07	14,743	2.03	15	29,985			30,000
8/30/07	14,743	2.03	15	29,985			30,000
10/3/07	14,743	2.03	15	29,985			30,000
10/17/07	10,320	2.08	10	21,490			21,500
11/5/07	32,434	2.03	32	65,968			66,000
10/22/07	4,924	2.03	5	10,015			10,020
11/28/07	14,743	2.03	15	29,985			30,000
11/15/07	5,307	2.04	5	10,795			10,800
11/15/07	5,307	2.04	5	10,795			10,800
12/15/07	14,743	2.03	15	29,985			30,000
12/5/07	29,485	0.17	29	4,971			5,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	12/4/07	2,949	2.03	3	5,997			6,000
	12/4/07	2,949	2.03	3	5,997			6,000
	12/12/07	14,743	2.03	15	29,985			30,000
	12/18/07	14,743	2.03	15	29,985			30,000
	12/21/07	23,883	2.03	24	48,576			48,600
	12/26/07	2,949	2.03	3	5,997			6,000
	12/26/07	14,743	2.03	15	29,985			30,000
	12/28/07	14,743	2.03	15	29,985			30,000
	12/29/07	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					53,149			53,149
Rounding		10			(9)			(9)
Net loss		—		—	—	—	(1,282,212)	(1,282,212)

Balance, December 31, 2007		17,149,891		17,150	4,743,304	—	(3,432,682)	1,327,772

Common stock issued		1,226,959		1,227	2,495,493			2,496,720

	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/9/08	17,691	2.03	18	35,982			36,000
	1/9/08	29,485	2.03	29	59,971			60,000
	1/9/08	14,743	2.03	15	29,985			30,000
	1/10/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/15/08	147,425	2.03	147	299,853			300,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/18/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/22/08	14,743	2.03	15	29,985			30,000
	1/24/08	23,588	2.03	24	47,976			48,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/29/08	23,588	2.03	24	47,976			48,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/30/08	14,743	2.03	15	29,985			30,000
	2/7/08	17,691	2.03	18	35,982			36,000
	2/1/08	14,743	2.03	15	29,985			30,000
	2/1/08	19,165	2.03	19	38,981			39,000
	2/7/08	73,713	2.03	74	149,926			150,000
	2/1/08	98,274	2.03	98	199,882			199,980
	2/25/08	14,743	2.03	15	29,985			30,000
	2/25/08	23,588	2.03	24	47,976			48,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	2/27/08	98,303	2.03	98	199,942			200,040
	3/1/08	19,165	2.03	19	38,981			39,000
	3/1/08	29,485	2.03	29	59,971			60,000
	2/29/08	5,897	2.03	6	11,994			12,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/3/08	14,743	2.03	15	29,985			30,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/4/08	2,949	2.03	3	5,997			6,000
	3/4/08	10,320	2.03	10	20,990			21,000
	3/5/08	14,743	2.03	15	29,985			30,000
	3/13/08	14,743	2.03	15	29,985			30,000
	3/10/08	14,743	2.03	15	29,985			30,000
	3/31/08	590	2.03	1	1,199			1,200
	3/25/08	14,743	2.03	15	29,985			30,000
	3/31/08	14,743	2.03	15	29,985			30,000
	4/2/08	14,743	2.03	15	29,985			30,000
	4/2/08	5,160	2.03	5	10,495			10,500
	4/7/08	117,940	2.03	118	239,882			240,000
	4/11/08	29,485	2.03	29	59,971			60,000
	4/9/08	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					893,988			893,988
Rounding		12			(17)			(17)
Net loss		—		—	—	—	(2,993,777)	(2,993,777)

Balance, December 31, 2008		18,376,850		18,377	8,132,768	—	(6,426,459)	1,724,686

Common stock issued		854,446		854	2,238,072			2,349,940

	3/28/08	58,970	2.03	59	119,941			120,000
	3/31/08	5,897	2.03	6	11,994			12,000
	4/7/08	7,371	2.03	7	14,993			15,000
	1/12/09	19,165	2.03	19	38,981			39,000
	1/12/09	14,743	2.03	15	29,985			30,000
	1/12/09	24,590	2.03	25	49,975			50,000
	1/12/09	122,864	2.03	123	249,877			250,000
	3/30/09	8,846	3.05	9	26,991			27,000
	3/16/09	5,897	3.05	6	17,994			18,000
	3/16/09	11,794	3.05	12	35,988			36,000
	3/18/09	7,371	3.05	7	22,493			22,500
	5/11/09	7,371	3.05	7	22,493			22,500
	5/15/09	7,371	3.05	7	22,493			22,500
	5/19/09	8,846	3.05	9	26,991			27,000
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	5/20/09	7,371	3.05	7	22,493			22,500
	5/22/09	7,371	3.05	7	22,493			22,500
	6/30/09	8,846	3.05	9	26,991			27,000
	6/30/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	6/24/09	7,371	3.05	7	22,493			22,500
	6/18/09	20,640	3.05	21	62,979			63,000
	5/21/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500
	6/16/09	9,848	3.05	10	30,050			30,060
	6/29/09	44,228	3.05	44	134,956			135,000
	7/10/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	7/2/09	14,743	3.05	15	44,985			45,000
	7/2/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	7/23/09	7,371	3.05	7	22,493			22,500
	7/29/09	10,320	3.05	10	31,490			31,500
	7/31/09	30,959	3.05	31	94,469			94,500
	8/5/09	22,114	3.05	22	67,478			67,500
	8/27/09	14,743	3.05	15	44,985			45,000
	8/7/09	7,371	3.05	7	22,493			22,500
	8/21/09	20,640	3.05	21	62,979			63,000
	9/4/09	28,011	3.05	28	85,472			85,500
	9/4/09	5,897	3.05	6	17,994			18,000
	9/8/09	7,371	3.05	7	22,493			22,500
	9/18/09	11,794	3.05	12	35,988			36,000
	7/15/09	7,371	3.05	7	22,493			22,500
	7/17/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	9/25/09	7,371	3.05	7	22,493			22,500
	1/10/10	14,743	3.05	15	44,985			45,000
	12/18/09	88,455	3.05	88	269,912			270,000
	12/11/09	9,789	3.05	10	29,870			29,880
	11/25/09	32,787	3.05	33	99,967			100,000

(Subscriptions Receivable) Collections					(111,015)			(111,015)
Rounding				(1)	1

Net loss		—		—	—	—	(2,567,807)	(2,567,807)

Balance, December 31, 2009		19,231,296		19,231	10,370,839	—	(8,994,266)	1,395,804

Common stock issued	Total	705,311		706	2,149,637			3,456,342

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	11/16/09	11,794	3.05	12	35,988			36,000
	1/10/10	14,743	3.05	15	44,985			45,000
	2/10/10	35,382	3.05	35	107,965			108,000
	2/9/10	10,320	3.05	10	31,490			31,500
	2/9/10	826	—	1	(1)
	3/23/10	29,485	3.05	29	89,971			90,000
	3/23/10	51,599	3.05	52	157,448			157,500
	3/23/10	81,909	3.05	82	249,938			250,020
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	4/12/10	58,970	3.05	59	179,941			180,000
	5/19/10	10,320	3.05	10	31,490			31,500
	5/25/10	10,320	3.05	10	31,490			31,500
	7/15/10	106,146	3.05	106	323,894			324,000
	7/15/10	32,758	3.05	33	99,967			100,000
	7/12/10	8,551	3.05	9	26,091			26,100
	7/14/10	10,320	3.05	10	31,490			31,500
	7/12/10	7,371	3.05	7	22,493			22,500
	10/18/10	38,331	3.05	38	116,962			117,000
	10/20/10	10,320	3.05	10	31,490			31,500
	10/20/10	10,320	3.05	10	31,490			31,500
	10/27/10	10,320	3.05	10	31,490			31,500
	11/10/10	32,787	3.05	33	100,047			100,080
	11/16/10	11,794	3.05	12	35,988			36,000
	11/17/10	10,320	3.05	10	31,490			31,500
	11/23/10	10,320	3.05	10	31,490			31,500
	11/23/10	16,394	3.05	16	50,024			50,040
	11/24/10	7,371	3.05	7	22,495			22,502
	11/23/10	14,743	3.05	15	44,985			45,000
	11/26/10	4,128	3.05	4	12,596			12,600
	11/9/10	16,394	3.05	16	49,984			50,000

Conversion of notes payable to Common stock	Total	427,945		428	1,305,572

	11/9/10	49,151	3.05	49	149,951			150,000
	11/9/10	49,151	3.05	49	149,951			150,000
	11/11/10	73,713	3.05	74	224,926			225,000
	11/12/10	32,787	3.05	33	99,967			100,000
	11/22/10	131,061	3.05	131	399,869			400,000
	11/22/10	49,151	3.05	49	149,951			150,000
	11/23/10	14,743	3.05	15	44,985			45,000
	11/30/10	16,394	3.05	16	49,984			50,000
	12/3/10	11,794	3.05	12	35,988			36,000

(Subscriptions Receivable) Collections					(26,048)			(26,048)
Rounding		501		1	(1)

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
Unrealized gain on securities available for sale		—		—	—	542,573	—	542,573

Net loss		—		—	—	—	(3,757,370)	(3,757,370)

Balance, December 31, 2010		20,365,053		20,365	13,799,999	542,573	(12,751,636)	1,611,301

Common stock issued	Total	272,147		272	1,153,402			1,153,674

	3/18/11	70,764	4.24	71	299,929			300,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/21/11	5,897	4.24	6	24,994			25,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/18/11	14,743	4.24	15	62,485			62,500
	3/21/11	5,897	4.24	6	24,994			25,000
	3/21/11	8,551	4.24	9	36,241			36,250
	3/22/11	5,897	4.24	6	24,994			25,000
	3/22/11	8,846	4.24	9	37,491			37,500
	3/22/11	5,897	4.24	6	24,994			25,000
	3/22/11	17,691	4.24	18	74,982			75,000
	3/22/11	7,076	4.24	7	29,993			30,000
	3/23/11	14,743	4.24	15	62,470			62,485
	3/24/11	23,588	4.24	24	99,947			99,971
	3/24/11	11,794	4.24	12	49,973			49,985
	3/25/11	5,897	4.24	6	24,977			24,983

Conversion of notes payable to Common stock	Total	36,060		36	109,994

	1/21/11	16,394	3.05	16	49,984			50,000
	1/21/11	19,666	3.05	20	60,010			60,030

Shares issued to existing shell shareholders in the reorganization	5/3/11	3,750,000		3,750	(503,750)			(500,000)

Common stock repurchased and cancelled from dissenting shareholders		(47,178)		(47)	(199,953)			(200,000)

Rounding		454		1	(1)

Proceeds from exercise of warrants	Total	5,131		5	14,395

	4/11/11	1,769	3.05	2	5,398			5,400
	5/25/11	413	—	—	—
	6/3/11	2,949	3.05	3	8,997			9,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Warrants issued for services					1,053,150			1,053,150

Warrants issued in conjunction with convertible note					406,112			406,112

Impact of beneficial conversion feature					801,465			801,465

Unrealized gain on securities available for sale		—		—	—	120,491	—	120,491

Net loss		—		—	—	—	(5,992,196)	(5,992,196)

Balance, September 30, 2011		24,381,667		24,382	16,634,813	663,064	(18,743,832)	(1,421,573)

NOTE 11 – GEOGRAPHIC INFORMATION

For the nine months ended September 30, 2011 and 2010, the Company earned revenue from countries outside of the U.S. as outlined in the table below. The Company did not have any significant currency translation or foreign transaction adjustments during the periods ended September 30, 2011 and 2010.

Country	Sales nine months ended September 30, 2011	% of Total Revenue nine months ended September 30, 2011	Sales nine months ended September 30, 2010	% of Total Revenue nine months ended September 30, 2010
Ghana	$15,400	5%	$0	0%
Japan	$104,387	34%	$41,479	56%
Taiwan	$50,000	16%	$0	0%

NOTE 12 – SUBSEQUENT EVENTS

In October 2011, the Company issued a one-year convertible note in the amount of $1,050,000, which bears interest at 8% per annum and matures on the anniversary date of the note. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share. In connection with the issuance of the note, the Company issued three-year warrants to purchase 145,834 shares of our common stock at a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise.

In October 2011, the Company issued a one-year convertible note in the amount of $128,001.60, which bears interest at 8% per annum and matures on the anniversary date of the note. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share. In connection with the issuance of the note, the Company issued three-year warrants to purchase 35,556 shares of the Company’s common stock at a per share exercise price of $1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Emmaus Life Sciences, Inc. (the “Company”) and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation (“Emmaus Medical”), and Emmaus Medical’s wholly-owned subsidiaries Newfield Nutrition Corporation, a Delaware corporation (“Newfield”), and Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”).

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

Company Overview

Pursuant to an Agreement and Plan of Merger dated April 21, 2011 (the “Merger Agreement”), by and among the Company, AFH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“AFH Merger Sub”), AFH Holding and Advisory, LLC, and Emmaus Medical, Emmaus Medical merged with and into AFH Merger Sub on May 3, 2011 with Emmaus Medical continuing as the surviving entity (the “Merger”). Upon the closing of the Merger, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” Subsequently, on September 14, 2011, we changed our name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.”

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors including: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, if ever, future cash needs are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of September 30, 2011, we had an accumulated deficit since inception of $18.7 million and cash and cash equivalents of $0.6 million. Since inception we have had minimal revenues and have had to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately $5.2 million to complete our Phase III clinical trial and $400,000 to obtain regulatory approval of L-glutamine as a therapy for SCD. In addition, we have agreed to pay CellSeed an aggregate of $10.0 million pursuant a Joint Research and Development Agreement (the “Research Agreement”) and an Individual Agreement (the “Individual Agreement”) with CellSeed.

Recent Highlights

In April 2009, the FDA authorized us to begin a larger Phase III clinical trial directed to study L-glutamine as an experimental agent to reduce sickle cell crisis. Patient enrollment began in mid-2010 and as of September 30, 2011, we have signed contracts with 24 sickle cell study sites across the United States and have enrolled 85 patients. We aim to complete Phase III clinical trial enrollment by the end of 2011 or early 2012.

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

Effective July 31, 2011, we terminated the promotional rights agreement for Zorbtive® with EMD Serono, Inc. and have not promoted Zorbtive® since that date.

Financial Overview

Revenue

As noted above, we are still in the development stage. Since our inception in 2000, we have had limited revenue from the sale of NutreStore®, an FDA approved prescription drug to treat SBS, and AminoPure®, a nutritional supplement. We have funded operations principally through debt financings and issuance of common stock. Emmaus Medical’s operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, developing clinical trials for sickle cell treatment, establishing manufacturing for products and maintaining and improving its patent portfolio.

Currently, we generate revenue through sale of NutreStore® [L-glutamine powder for oral solution] as a treatment for SBS as well as AminoPure® as a nutritional supplement Pursuant to the sublicense agreement for the SBS Patent, we are required to pay a royalty of 10% of adjusted gross sales of NutreStore® to Cato Holding Company (“Cato”), the sublicensor, with a required minimum royalty of $30,000 in 2008 and $70,000 in 2009. There was no required minimum royalty in 2010 and thereafter; however, we are still required to pay 10% royalty of adjusted gross sales. We made a royalty payment to Cato in the amount of $469 in October 2011 which represents the 10% royalty of the adjusted gross sales for 2010 of NutreStore. Management expects that any revenues generated will fluctuate from quarter to quarter as a result of the timing and amount.

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to the contract research organization (CRO), payroll-related expenses, study site payments, consultants, activities related to regulatory filings, manufacturing development costs and other related supplies. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidate, the amino acid L-glutamine as a prescription drug for the treatment of SCD. Currently, we estimate we will need approximately $5.2 million to complete our Phase III clinical trial.

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

At this time, due to the inherently unpredictable nature of the drug development process and the interpretation of the regulatory requirements, we are unable to estimate with any certainty the costs we will incur in the continued development of the sickle cell treatment and other clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The current estimated cost to complete the Phase III clinical trial is $5.2 million, which is based on the assumptions that the total number of trial sites does not increase and we remain on the projected timeline. Should the total number of trial sites need to be increased or the timeline have to be moved out further than what is planned, there will be an increase in costs associated with the additional time and effort required by the CRO and company staff.

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

Inventories

Inventories consist of finished goods and are valued based on first-in, first-out and at the lesser of cost or market value. All of the purchases during the nine months ended September 30, 2011 and 2010 for the Company were from two vendors.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	150,636	22,820	310,205	92,214	684,704
Sales Return and allowance	1,102	(1,330)	(1,196)	(25,218)	(31,553)
Revenues	151,738	21,490	309,009	66,996	653,151
Cost of goods sold	56,954	18,282	127,643	48,697	353,677
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	56,954	18,282	127,643	48,697	589,214
Gross profit	94,784	3,208	181,366	18,299	63,937

Operating expenses
Research and development	532,940	185,882	1,181,592	644,375	6,081,244
Selling	234,572	78,152	610,268	371,504	2,412,476
General and administrative	1,984,551	532,286	4,111,162	1,339,270	9,723,902
	2,752,063	796,320	5,903,022	2,355,149	18,217,622
Loss from operations	(2,657,279)	(793,112)	(5,721,656)	(2,336,850)	(18,153,685)

Other income (expense)
Interest income	7,579	14,652	24,193	33,043	109,427
Interest expense	(264,058)	(19,155)	(294,733)	(42,998)	(684,726)
	(256,479)	(4,503)	(270,540)	(9,955)	(575,299)
Loss before income taxes	(2,913,758)	(797,615)	(5,992,196)	(2,346,805)	(18,728,984)
Income taxes	—	1,250	—	1,250	14,848
Net loss	(2,913,758)	(798,865)	(5,992,196)	(2,348,055)	(18,743,832)
Net loss per common share	(0.12)	(0.04)	(0.26)	(0.12)
Weighted average common shares outstanding	24,381,667	19,730,173	22,623,847	19,521,641

Three Months Ended September 30, 2011 and 2010

Net Losses. Net losses increased $2.1 million, or 265%, from $0.8 million to $2.9 million for the three months ended September 30, 2010 and 2011, respectively, and we expect to continue to generate losses as we progress toward the commercialization of product candidates. The increase in net losses is primarily a result of increased operating expenses as discussed below. As of September 30, 2011, we had an accumulated deficit of approximately $18.7 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues. Sales increased $127,816, or 560%, from $22,820 to $150,636 for the three months ended September 30, 2010 and 2011, respectively. We have increased our sales staff for the AminoPure® business line and increased our promotion and advertisement efforts for AminoPure®, which contributed to the increase in AminoPure® sales. We also explored a new market, Ghana, for our AminoPure® product during the three months ended September 30, 2011 and made our first sale of AminoPure® in Ghana of $15,400 in August 2011. In addition, EM Japan generated approximately $58,000 in sales of AminoPure® during this period as compared to no sales in 2010 when EM Japan did not exist. In the third quarter of 2010, we still experienced some sales returns due to the expiration of the NutreStore® product. The current inventory of NutreStore® is set to expire in April and May of 2014.

Cost of goods sold. Cost of goods sold increased $38,672, or 212%, from $18,282 to $56,954 for the three months ended September 30, 2010 and 2011, respectively. Cost of goods sold increased primarily as a result of increased unit sales of our AminoPure® product as discussed above in the Revenue section. No scrapped inventory expense was realized for the three months ended September 30, 2011 and 2010. As a percentage of revenue, cost of goods sold decreased from 85% to 38% for the three months ended September 30, 2010 and 2011, respectively primarily as a result of the increase in sales.

Research and Development Expenses. Research and development expenses increased $0.3 million, or 187%, from $0.2 million to $0.5 million for the three months ended September 30, 2010 and 2011, respectively. This increase was primarily due to increased activity in clinical trials. The increases in research and development costs for the three months ended September 30, 2011 as compared to the comparable period in 2010 consisted of $193,294 for CRO costs, and $169,708 for study site expenses. The drug manufacture and other costs decreased $13,560 for this period as compared to the comparable period in 2010. In 2010, we did not have any active sites for our clinical trial. The bulk of payments made in 2010 were deposits to the CRO. As of September 30, 2011, there were 24 sites active and recruiting patients and as a result, CRO time and effort increased.

Selling Expenses. Selling expenses increased $156,420 or 200%, from $78,152 to $234,572 for the three months ended September 30, 2010 and 2011, respectively. The increase was primarily due to increased payroll, travel costs and advertising costs. Selling expenses include the cost for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure®.

General and Administrative Expenses. General and administrative expenses increased $1.5 million, or 273%, from $0.5 million to $2.0 million for the three months ended September 30, 2010 and 2011, respectively. The increase was largely due to an increase in costs related to increased payroll, legal fees and consulting fees. The Company hired additional professional staff in 2011 which resulted in an increase in payroll expenses of $64,122. We also incurred increased legal and consulting expenses of approximately $1.4 million in connection with the Merger and preparing for our initial public offering.

We anticipate that general and administrative expenses will continue to increase for, among others, the following reasons:

●
as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company;

●	to support research and development activities, which we expect to expand as development of our product candidate(s) continue; and
●	to build a sales and marketing team before we receive regulatory approval of a product candidate in anticipation of commercial launch.

Nine Months Ended September 30, 2011 and 2010

Net Losses. Net losses increased $3.7 million, or 155%, from $2.3 million to $6.0 million for the nine months ended September 30, 2010 and 2011, respectively, and we expect to continue to generate losses as we progress toward the commercialization of product candidates. The increase in net losses is primarily a result of increased operating expenses as discussed below. As of September 30, 2011, we had an accumulated deficit of approximately $18.7 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues. Sales increased $217,991, or 236%, from $92,214 to $310,205 for the nine months ended September 30, 2010 and 2011, respectively. Sales increased largely due to increases in the number of units sold of our AminoPure® product. We have increased our sales staff for the AminoPure® business line and increased our promotion and advertisement efforts for AminoPure®, which contributed to the increase in AminoPure® sales. We generated AminoPure® sales of $50,000 in Taiwan in May 2011and $15,400 in Ghana in August 2011, both new markets for our AminioPure® product. There were $1,196 in returns of NutreStore product in the nine months ended September 30, 2011 as compared to $25,218 in the nine months ended September 30, 2010, a 95% decrease.

Cost of goods sold. Cost of goods sold increased $78,946, or 162%, from $48,697 to $127,643 for the nine months ended September 30, 2010 and 2011, respectively. Cost of goods sold increased primarily as a result of increased unit sales of our AminoPure® product. No scrapped inventory expense was realized for the nine months ended September 30, 2011 and 2010. As a percentage of revenue, cost of goods sold decreased from 73% to 41% for the nine months ended September 30, 2010 and 2011, respectively primarily as a result of the increase in sales and a significant reduction in sales return. All of the purchases during the nine months ended September 30, 2011 and 2010 were from two vendors.

Research and Development Expenses. Research and development expenses increased $0.5 million, or 83%, from $0.6 million to $1.2 million for the nine months ended September 30, 2010 and 2011, respectively. This increase was primarily due to increased activity in our clinical trials. The increased in research and development costs for the nine months ended September 30, 2011 as compared to the comparable period in 2010 consisted of the following: $269,925 for CRO costs; $236,302 for study site expenses; and $24,505 for drug manufacture and other costs. Our clinical trial activities began to ramp up beginning in March 2010 which contributed to the increase in CRO and study site costs in the nine months ended September 30, 2011. In 2010, we did not have any active study sites. The majority of research and development expenses made in 2010 were deposits to the CRO. As of September 30, 2011, there were 24 sites active and recruiting patients and as a result, CRO time and effort increased.

Selling Expenses. Selling expenses increased $238,764, or 64%, from $371,504 to $610,268 for the nine months ended September 30, 2010 and 2011, respectively. The increase was primarily due to an increase in sales staff, increased promotion and advertising expenses for our products and increased travel costs related to the introduction of our products into new markets. Selling expenses include the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure®.

General and Administrative Expenses. General and administrative expenses increased $2.8 million, or 207%, from $1.3 million to $4.1 million for the nine months ended September 30, 2010 and 2011, respectively. The increase was largely due to an increase in costs related to increased payroll, legal fees and consulting fees. We hired additional professional staff in 2011 which resulted in an increase in payroll expenses of $0.2 million. We also incurred increased legal and consulting expenses of approximately $2.5 million in connection with the Merger and preparing for our initial public offering.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $0.6 million as of September 30, 2011, the Company does not appear to have sufficient operating capital for its business without raising additional capital. We incurred losses of $6.0 million for the nine months ended September 30, 2011 and $3.8 million for the year ended December 31, 2010. We had an accumulated deficit since inception to September 30, 2011 of $18.7 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the development and commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease and the expansion of corporate infrastructure, including costs associated with being a public company. As a result, we will seek to fund operations through public or private equity or debt financings, loans, including loans from related parties or other sources, such as strategic partnership agreements. As part of this effort, we have received many loans from stockholders as discussed below. Additionally, we raised approximately $1.2 million in a private rights offering of common stock in March 2011. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

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

In addition to the $10.0 million we have agreed to pay CellSeed, we currently estimate that we will need an additional $5.2 million to complete our Phase III clinical trial and $0.4 million to obtain FDA approval for our L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.5 million per month. Our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including: the number, duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. We will rely, in part, on sales of Aminopure® for revenues, which we expect will increase. However, until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or corporate collaboration and licensing arrangements. If we do not receive adequate funding to complete our clinical trials or to obtain FDA approval for our drug, we may have to delay our trial. If we have to delay our trial, we cannot enroll additional subjects which will delay the approval of the study treatment.

Our cash flow from operations is not adequate, and our future capital requirements are substantial and may increase beyond our current expectations depending on many factors including: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. There can be no assurance of the availability of such capital on terms acceptable (or at all) to us.

For the nine months ended September 30, 2011 and during the year ended December 31, 2010, we borrowed varying amounts pursuant to promissory notes, the majority of which has been from our stockholders. As of September 30, 2011 and December 31, 2010, the Company’s promissory notes totaled $4.5 million and $0.9 million, respectively. Of the $4.5 million of promissory notes outstanding as of September 30, 2011, $2.1 million was due to stockholders and all of the amounts outstanding under the notes as of December 31, 2010 were due to stockholders. The promissory notes carry interest from 0% to 10% and except for two promissory notes in the principal amount of $0.5 million and $0.8 million, the debt is unsecured. Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum. The net proceeds of the loans were used for working capital.

The table below lists the outstanding loans as of September 30, 2011 and the material terms of our outstanding loans:

Lender	Loan Type	Annual Interest Rate	Date of loan	Term of Loan	Principal Loan Amount (1)	Amount Outstanding as of September 30, 2011 (1)
Hope Hospice International	Unconvertible	8%	1/12/11	2 years	$200,000	$200,000
Yutaka Niihara	Unconvertible	6.5%	1/12/09	Due on demand	$350,000	$350,000
Nami Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
Makoto Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
Kazuo Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
M’s Support Co. Ltd.	Convertible	0%	8/17/2010	5 years	$18,000	$18,000
Yumiko Takemoto	Convertible	6%	11/23/2010	5 years	$2,000	$2,000
Shigeru Matsuda	Convertible	6.5%	1/12/2009	5 years	$221,895	$260,849
Mitsubishi UFJ Capital III, Limited Partnership	Convertible	10%	3/14/11	5 years	$500,000	$500,000
Yutaka Niihara	Unconvertible	8%	6/21/2011	Due on demand	$30,000	$30,000
Yasushi Nagasaki	Convertible	8%	6/29/2011	1 year	$360,000	$367,440
Andrew Wood	Convertible	8%	7/8/2011	1 year	$3,240	$3,300
Yung Min Suh	Convertible	8%	7/11/2011	1 year	$925,200	$941,850
Equities First Holdings, LLC	Unconvertible	4.5%	7/21/2011	3 years	$841,728	$841,728
Yumiko Nakamura	Convertible	8%	8/9/2011	1 year	$54,000	$54,624
Technoble Co., Ltd.	Convertible	8%	8/29/2011	1 year (2)	$130,100	$131,025
Delfan Co., Ltd.	Convertible	8%	8/29/2011	1 year (2)	$130,100	$131,025
Jun & Yumi Saito	Convertible	8%	8/30/2011	1 year	$5,400	$5,437
Sumiko Fujisawa	Convertible	8%	9/6/2011	1 year (2)	$30,000	$30,160
Hideki & Eiko Uehara	Convertible	8%	9/6/2011	1 year (2)	$30,000	$30,160
Dennis Y. Teranishi	Convertible	8%	9/9/2011	1 year (2)	$108,000	$108,528
Shitabata Family Trust	Convertible	8%	9/29/2011	1 year (2)	$450,000	$450,200
TOTAL					$4,443,663	$4,510,328

(1) Represents the full amount of the principal and amount outstanding (inclusive of accrued interest), as applicable, on each loan as of the dates indicated, without regard for the value of any recorded discounts for (i) the beneficial conversion feature of convertible notes or (ii) warrants issued in connection with certain convertible notes.

(2) Lender may demand repayment of the note on or after the three-month anniversary of the loan date.

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

The loan to the Company from Dr. Niihara made in 2009 is evidenced by a promissory note. Pursuant to the note, interest is payable monthly with principal and any accrued unpaid interest being due upon demand by the holder. If we fail to make a payment within 10 days after the due date, we must pay an additional late fee of 2% of the late interest payment. If we fail to make any payment when due under the note, breach any condition relating to any security for the note (although the note is unsecured), seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder. Dr. Niihara loaned the Company an additional $100,000 on June 21, 2011 and the Company made a partial payment of $70,000 on August 29, 2011. Pursuant to the promissory note evidencing the loan, interest is payable monthly with principal and any accrued unpaid interest being due upon demand by the holder. If we fail to make any payment when due under the note or seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder.

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

The loans to the Company from Jun & Yumi Saito, Andrew K. Wood and Yumiko Nakamura are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the notes, we issued Jun & Yumi Saito, Mr. Wood and Ms. Nakamura, three-year warrants to purchase 375, 225 and 3,750 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes is due and payable to the holder.

The loan to the Company from Yung Min Suh is evidenced by a promissory note. The entire principal amount of the note and any outstanding accrued interest is due on the maturity date. The principal amount and any unpaid accrued interest due under the promissory note is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the note, we issued Mr. Suh a three-year warrant to purchase 64,250 shares of our common stock at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment when due under the note, seek relief under the U.S. Bankruptcy Code, fail to deliver shares of common stock upon conversion of the note within the deadline specified in the note, suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, consent to the appointment of a receiver or similar official that is not vacated within 30 days, make a general assignment for the benefit of our creditors or admit in writing that we are generally unable to pay our debts as they become due, the entire balance of the note is due and payable to the holder.

The loans to the Company from Technoble Co., Ltd., Delfan Co., Ltd., Hideki & Eiko Uehara, Sumiko Fujisawa, Dennis Teranishi and the Shitabata Family Trust are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note, unless after the three month anniversary of the loan date the holder demands earlier payment of the note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the notes, we issued Technoble, Delfan, Hideki & Eiko Uehara, Ms. Fujisawa, Mr. Teranishi and the Shitabata Family Trust three-year warrants to purchase 9,035, 9,035, 2,083, 2,083, 7,500 and 62,500 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes is due and payable to the holder.

The loan to the Company from Equities First Holdings, LLC (“Equities First”) is evidenced by to a loan agreement by and between Emmaus Medical and Equities First. Pursuant to the loan agreement, Equities First agreed to lend to Emmaus Medical funds equal to 70% of the current fair market value of 73,550 shares of CellSeed, Inc. owned by Emmaus Medical for the three consecutive trading days for the CellSeed stock. Prepayment of the principal amount of the loan or any interest due is not permitted. As collateral for the loan, Emmaus Medical pledged 73,550 of its shares of CellSeed (the “Collateral”) pursuant to a Pledge Agreement with Equities First in which Emmaus Medical assigned its right, title and ownership interest in the Collateral. Within five business days of Emmaus Medical’s payment of all of its obligations under the loan agreement, Equities First shall reassign all right, title and ownership interest in identical securities, as defined in Internal Revenue Code Section 1058, to Emmaus Medical and redeliver the Collateral. If we fail to make any payment when due under the note or we seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder.

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities increased $1.7 million, or 64%, from $2.8 million to $4.5 million for the nine months ended September 30, 2010 and 2011, respectively. This increase was primarily due to a $3.6 million increase in operating expenses offset by an increase in the accounts payable outstanding balance of $0.3 million, an increase in deposits of $0.3 million and an increase in inventory of $0.1 million. In addition, we issued warrants to a consultant in exchange for services provided, which resulted in a $1.1 million decrease in cash flows used in operating activities. These warrants have not been exercised and were recorded in operating activities as non-cash item. The increase in operating expenses was a result of costs associated in preparing for the merger and public offering.

Net cash used in investing activities

Net cash flows used in investing activities decreased from $4,630 to $2,450 for the nine months ended September 30, 2010 and 2011, respectively, for the purchase of property and equipment. No other investing activities occurred for the nine months ended September 30, 2010 and 2011.

Net cash from financing activities

Net cash flows from financing activities increased $2.5 million, or 102%, from $2.4 million to $4.9 million for the nine months ended September 30, 2010 and 2011, respectively primarily as a result a $2.9 million increase in the proceeds from the issuance of notes payable and convertible notes payable, partially offset by a $0.5 million decrease in proceeds from the issuance of shares of our common stock. Since July 2011, the Company has mainly relied on the sale and issuance of convertible notes for its financial and working capital needs.

A total of $0.1 million of convertible notes payable were converted into shares of our common stock during the nine months ended September 30, 2011, compared to $0 for the nine months ended September 30, 2010.

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

The Company estimates its sales return based upon our prior sales and return history. Historically, sales returns have been very nominal. The extraordinary sales returns in the nine months ended September 30, 2010 were all related to the same batch of NutreStore product produced in 2008 that expired. The expiry date of the NutreStore product was two years after the date of manufacture but was changed by the Company and is currently four years after the date of manufacture. All products sold in 2009 were part of the batch that had a two year expiry period and expired in 2010. All products produced in 2010 and sold from 2010 through 2011 have an expiry date of 2014 and the Company anticipates that the product will be consumed before expiration and not returned. The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience. As of September 30, 2011, the Company recorded a 5% Sales Return Allowance for the NutreStore sales in the accompanying financial statements.

The Company is required to pay royalties which are recognized as expense upon sale of the products. The royalty equivalent to 10% of adjusted gross sales is due to CATO on an annual basis. The 10% royalty is calculated at the end of the year and accrued on an annual basis.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were not effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Upon the closing of the Merger on May 3, 2011, we (i) became the 100% parent of Emmaus Medical, (ii) assumed the operations of Emmaus Medical and its subsidiaries; and (iii) changed our name from “AFH Acquisition IV, Inc.” to “Emmaus Life Sciences, Inc.” As a result of the closing of the Merger, there have been material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010. Please refer to the risk factors set forth in Item 2.01 of the Current Report for the risks related to our business post-Merger.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

We issued convertible promissory notes to the following individuals on the dates and in the amounts indicated below:

Lender	Date of Note	Principal Amount
Andrew Kohei Wood	July 8, 2011	$3,240
Yung Min Suh	July 11, 2011	$925,200
Yumiko Nakamura	August 9, 2011	$54,000
Jun and Yumi Saito	August 31, 2011	$5,400
Technoble Co., Ltd.	August 29, 2011	$130,100
Delfan Co., Ltd.	August 29, 2011	$130,100
Sumiko Fujisawa	September 6, 2011	$30,000
Hideki & Eiko Uehara	September 6, 2011	$30,000
Dennis Y. Teranishi	September 9, 2011	$108,000
Shitabata Family Trust	September 29, 2011	$450,000
Shitabata Family Trust	October 3, 2011	$1,050,000
MLPF&S Cust. FBO Willis C. Lee	October 5, 2011	$128,002

Each of the notes has a term of one year and bears interest at 8% per annum, however, each of Technoble, Delfan, Ms. Fujisawa, Hideki & Eiko Uehara, Mr. Teranishi, the Shitabata Family Trust and MLPF&S Cust. FBO Willis C. Lee may demand repayment of their notes on or after the three-month anniversary of the notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the notes, we issued Mr. Suh, Jun & Yumi Saito, Mr. Wood, Ms. Nakamura, Technoble, Delfan, Hideki & Eiko Uehara, Ms. Fujisawa, Mr. Teranishi and the Shitabata Family Trust three-year warrants to purchase 64,250, 375, 225, 3,750, 9,035, 9,035, 2,083, 2,083, 7,500 and 208,334 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. In connection with the issuance of the note to MLPF&S Cust. FBO Willis C. Lee, we issued MLPF&S Cust. FBO Willis C. Lee three-year warrants to purchase 35,556 shares of our common stock, at a per share exercise price equal to $1.00. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes is due and payable to the holder.

On August 31, 2011, we issued warrants to purchase 275,482 shares of our common stock at an exercise price of $1.00 per share to a consultant. The warrant is generally exercisable for three years from the issuance date, however, will terminate earlier upon the occurrence of either of the following: (1) FINRA deems the Underwriters’ compensation for this offering to be unreasonable; or (2) on December 31, 2011 if we have not consummated one or more public offerings of securities in the minimum aggregate amount of $5.0 million prior to such date. The warrantholder may not exercise the warrant to the extent that such exercise would cause the holder and its affiliates to be a beneficial owner of more than 9.99% of our outstanding shares of common stock.

The Notes and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. These securities qualified for exemption under Rule 506 promulgated under Section 4(2) of the Securities Act because the issuance of securities by the Company did not involve a “public offering”. The issuance was not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; (iii) each offeree was an “accredited investor” as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees.

Item 3. Default Upon Senior Securities

None.

Item 4. Removed and Reserved.

Item 5. Other Information

Effective July 31, 2011, we terminated the promotional rights agreement for the promotion of Zorbtive® with EMD Serono, Inc. We ceased promoting Zorbtive® after that date.

On each of July 7, 2011 and July 11, 2011, we issued a promissory note to Yoko Hagiike, each in the principal amount of $300,000. Pursuant to each of the notes, interest accrued at 10% per annum and all unpaid principal and interest was due upon demand at Dr. Hagiike’s option. The Company repaid each of the loans on September 7, 2011, together with $10,000 in interest and neither loan is currently outstanding.

In July 2011, we entered into a lease extension agreement with our landlord for our warehouse space located at 3870 Del Amo Blvd., Suite 506 in Torrance, California. Pursuant to the agreement, we extended our lease for two years from August 20, 2011 to August 19, 2013 at a monthly rent of $1,610.00.

In August 2011, we entered into an Addendum to the Joint Research and Development Agreement with CellSeed (the “Addendum”). Pursuant to the Addendum, CellSeed and the Company further acknowledged that all obligations of CellSeed corresponding to the payment of $8.5 million by the Company to CellSeed pursuant to the Joint Research and Development Agreement dated April 8, 2011 between the two companies (the “Research Agreement”)and the payment of $1.5 million by the Company to CellSeed pursuant to the Individual Agreement dated April 8, 2011 between the two companies (the “Individual Agreement”) will be fully discharged by CellSeed’s delivery of the accumulated information package (the “ Package”) pursuant to the Research Agreement and Individual Agreement, which delivery will be documented by written confirmation of acceptance by the Company. We are obligated to make the payments only after the Company provides its written confirmation of acceptance of the complete Package to CellSeed.

We issued convertible promissory notes to the following individuals on the dates and in the amounts indicated below:

Lender	Date of Note	Principal Amount
Andrew Kohei Wood	July 8, 2011	$3,240
Yung Min Suh	July 11, 2011	$925,200
Yumiko Nakamura	August 9, 2011	$54,000
Jun and Yumi Saito	August 31, 2011	$5,400
Technoble Co., Ltd.	August 29, 2011	$130,100
Delfan Co., Ltd.	August 29, 2011	$130,100
Sumiko Fujisawa	September 6, 2011	$30,000
Hideki & Eiko Uehara	September 6, 2011	$30,000
Dennis Y. Teranishi	September 9, 2011	$108,000
Shitabata Family Trust	September 29, 2011	$450,000
Shitabata Family Trust	October 3, 2011	$1,050,000
MLPF&S Cust. FBO Willis C. Lee	October 5, 2011	$128,002

Each of the notes has a term of one year and bears interest at 8% per annum, however, each of Technoble, Delfan, Ms. Fujisawa, Hideki & Eiko Uehara, Mr. Teranishi, the Shitabata Family Trust and MLPF&S Cust. FBO Willis C. Lee may demand repayment of their notes on or after the three-month anniversary of the notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. Yutaka Niihara, our Chief Executive Officer, and Willis C. Lee, our Chief Operating Officer, each personally guaranteed the notes issued to the Shitabata Family Trust. In connection with the issuance of the notes, we issued Mr. Suh, Jun & Yumi Saito, Mr. Wood, Ms. Nakamura, Technoble, Delfan, Hideki & Eiko Uehara, Ms. Fujisawa, Mr. Teranishi and the Shitabata Family Trust three-year warrants to purchase 64,250, 375, 225, 3,750, 9,035, 9,035, 2,083, 2,083, 7,500 and 208,334 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. In connection with the issuance of the note to MLPF&S Cust. FBO Willis C. Lee, we issued MLPF&S Cust. FBO Willis C. Lee three-year warrants to purchase 35,556 shares of our common stock, at a per share exercise price equal to $1.00. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes is due and payable to the holder.

On August 31, 2011, we issued warrants to purchase 275,482 shares of our common stock at an exercise price of $1.00 per share to a consultant. The warrant is generally exercisable for three years from the issuance date, however, will terminate earlier upon the occurrence of either of the following: (1) FINRA deems the Underwriters’ compensation for this offering to be unreasonable; or (2) on December 31, 2011 if we have not consummated one or more public offerings of securities in the minimum aggregate amount of $5.0 million prior to such date. The warrantholder may not exercise the warrant to the extent that such exercise would cause the holder and its affiliates to be a beneficial owner of more than 9.99% of our outstanding shares of common stock.

On September 30, 2011, we entered into an Amended and Restated Letter of Intent (the “LOI”) with AFH Holding & Advisory LLC (“AFH Advisory”). Pursuant to the LOI, the Company has agreed to pay AFH Advisory $500,000 (the “Shell Cost”) for the identification of AFH Acquisition IV and providing consulting services related to coordinating the Merger, assisting with a public offering and managing the interrelationship of legal and accounting activities (the “Services”), and to reimburse AFH Advisory for advancement of expenses on behalf of the Company incurred in connection with the Services, the Merger and a public offering, including, without limitation, reasonable expenses of AFH Advisory (the “Transaction Costs”).

AFH Advisory may be paid any outstanding Shell Cost and Transaction Costs from the proceeds of a public offering or upon the consummation of any other financing. Alternatively, AFH Advisory may, in its discretion, convert such amount (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price in the public offering (the “Conversion Price”). Additionally, we have agreed to issue warrants to purchase shares of common stock to AFH Advisory upon the closing of a public offering. Such warrants will have a term of 5 years from the date of issuance and will have an exercise price equal to the Conversion Price. The number of shares underlying the warrants will be calculated by dividing the aggregate of the Shell Cost and the total Transaction Costs by the Conversion Price.

Shares held by AFH Advisory and certain others will be decreased, at the rate of 1% of the post-offering outstanding common shares, for each $1 million or fraction thereof that the gross proceeds to the Company from the offering are less than $10 million. In the event of such reduction, AFH Advisory will reduce the number of those shares by an appropriate percentage. If an offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $5 million, the Company’s arrangement with AFH Advisory provides that the Company may terminate the offering at its sole and absolute discretion, and if the Company terminates the offering, all shares held by AFH Advisory and certain others will be canceled.

If our arrangement with AFH Advisory is terminated based on mutual agreement of the parties or based on a breach by the Company, AFH Advisory will receive its Transaction Costs incurred as of the date of termination. If the arrangement with AFH Advisory is terminated (i) by either party (without being cured within 30 days) based on identification of information in the course of its due diligence investigation that it deems unsatisfactory, or if the parties are unable to agree to a valuation within 45 days following completion of satisfactory due diligence by an investment bank, or (ii) by the Company if a public offering cannot be consummated to provide for gross proceeds to the Company of at least $10 million or based on a breach by AFH Advisory that is not cured within 30 days, then AFH Advisory will receive reimbursement for 50% of Transaction Costs actually incurred to the date of such termination. If a public offering cannot be consummated with gross proceeds of at least $5 million, and the Company exercises its right to terminate the offering, then the Company will reimburse AFH Advisory an amount equal to 50% of the Shell Cost and 50% of the Transaction Costs incurred as of the date of termination, and AFH Advisory, in its discretion, has the option to be paid any outstanding amounts at the time of termination in cash or to convert such amounts (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price of the shares of common stock sold in the Company’s most recently completed private offering of common stock. In the event of termination by the Company because a public offering cannot be consummated to provide for gross proceeds to the Company of at least $10 million, and if the Company enters into any transaction or a sale of all or substantially all of its assets within 12 months of such termination, AFH Advisory will be entitled to (i) 5% of its holdings (including holdings of certain others) of any securities received by the Company or the Company’s shareholders upon consummation of any business combination or other similar transaction; or (ii) cash or any other consideration it would have received as if it had a 5% ownership interest in the Company immediately prior to the closing of any such transaction.

The Company granted AFH Advisory exclusive rights to act as its advisor in connection with all financings and mergers and acquisitions until November 10, 2012 and the right to appoint two board members to the Company’s board of directors upon the closing of the Merger. In addition, in the event of any merger, stock purchase, asset purchase or similar transaction occurring within one year of the closing of this offering, AFH Advisory may receive a warrant to purchase shares in an amount to increase AFH Advisory’s total holdings to 10% of the outstanding fully diluted equity of the Company but only to the extent the Company issues securities in connection with such merger, stock purchase, asset purchase or similar transaction.

The information included in this Item 5 is provided in accordance with Item 1.01, Item 1.02, Item 2.03 and Item 3.02 of Form 8-K.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Document

4.1
Form of Convertible Promissory Note (1 Year Cash Interest) issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

4.2
Convertible Promissory Note dated July 11, 2011 issued by the registrant to Yung Suh Min (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

4.3
Form of Convertible Promissory Note (On Demand Up to 1 Year) issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

4.4	Form of Warrant issued to the individuals listed in Schedule A thereto.

4.5
Warrant dated August 31, 2011 issued by the registrant to Gregoire De Rothschild (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 6, 2011).

4.6	Form of Convertible Promissory Note issued by the registrant to The Shitabata Family Trust on the dates and in the amounts indicated in Schedule A attached to the Form of Convertible Promissory Note.

4.7	Convertible Promissory Note dated October 5, 2011 issued by the registrant to MLPF&S Cust. FBO Willis C. Lee.

4.8	Warrant dated October 5, 2011 issued to MLPF&S Cust. FBO Willis C. Lee.

10.1
Form of Promissory Note Issued to Yoki Hagiike issued on the dates and in the amount indicated in Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

10.2
Addendum to the Joint Research and Development Agreement effective August 8, 2011 (incorporated by reference to Exhibit 10.10(a) to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

10.3
Amended and Restated Letter of Intent by and between the registrant and AFH Holding & Advisory LLC dated September 30, 2011 (incorporated by reference to Exhibit 10.26(a) to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

10.4	Lease Extension Agreement dated July 8, 2011 by and between Emmaus Medical, Inc. and 3830 Del Amo Blvd, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

EMMAUS LIFE SCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emmaus Life Sciences, Inc.

Dated: November 14, 2011		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Yasushi Nagasaki
	By:	Yasushi Nagasaki
	Its:	Chief Financial Officer (principal financial and accounting officer)