Form 10-Q/A
period 2011-06-30
EMMAUS LIFE SCIENCES, INC.
filed 2011-11-17
CIK 1420031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) amends and restates the information contained in the Quarterly Report on Form 10-Q filed by Emmaus Life Sciences, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original Filing”), as previously amended and restated by Amendment No. 1 on Form 10-Q/A filed with the SEC on October 6, 2011 (“Amendment No. 1”).  This Amendment No. 2 reflects (i) restated consolidated financial statements (including updated subsequent events in the notes to the financial statements) to record the change in the deferred tax asset valuation allowance in “other comprehensive income” and (ii) revisions based on a comment letter from the staff of the SEC.  We had previously restated our consolidated financial statements for the period ended June 30, 2011 to reflect the tax effect on our unrealized gain on securities and to reflect the unrealized gain on securities to be net of the related tax effect (the “Initial Restatement”).  After further analysis, EFP Rotenberg LLP, our auditors, notified us that the Initial Restatement to record the change in the deferred tax asset valuation allowance as a tax benefit was incorrect.  Because the change in the valuation allowance is associated with deferred tax recorded for unrealized holding gain on securities available-for-sale, the proper treatment is to record the change in the valuation allowance in “other comprehensive income” as reported prior to the Initial Restatement.

The information contained in this Amendment No. 2 amends and restates the information contained in the Original Report and Amendment No. 1, and, unless otherwise indicated in this report, this Amendment No. 2 continues to describe conditions as of the date of the Original Report, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Report, or to modify or update those disclosures affected by subsequent events.  Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Report, and such forward-looking statements should be read in their historical context. This Amendment No. 2 should be read in conjunction with the Original Report, Amendment No. 1 and the Company’s filings made with the SEC subsequent to the Original Report, including any amendments to those filings.

EMMAUS LIFE SCIENCES, INC.
 FORM 10-Q/A
 For the Quarterly Period Ended June 30, 2011
 INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1

		(b) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and from December 20, 2000 (Inception) to June 30, 2011 (Unaudited)	2

		(c) Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Period from December 20, 2000 (Inception) to June 30, 2011	3

		(d) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and from December 20, 2000 (Inception) to June 30, 2011 (Unaudited)	7

		(e) Notes to Consolidated Financial Statements as of and for the Six Months ended June 30, 2011 (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

	Item 4.	Controls and Procedures	41

Part II	Other Information

	Item 1.	Legal Proceedings	43

	Item 1A.	Risk Factors	43

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	43

	Item 3.	Default Upon Senior Securities	43

	Item 4.	Removed and Reserved	43

	Item 5.	Other Information	43

	Item 6.	Exhibits	43

Signatures			44

i

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.
 (A Development Stage Company)
Consolidated Balance Sheets

	As of
	June 30, 2011	December 31, 2010
	(Unaudited) (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$432,262	$258,676
Accounts receivable	38,611	21,746
Inventories	281,705	130,573
Marketable securities	1,173,770	1,674,386
Prepaid expenses and other current assets	50,286	11,479
Total Current Assets	1,976,634	2,096,860

PROPERTY AND EQUIPMENT, net	83,322	94,179

OTHER ASSETS
Marketable securities, long-term	1,173,770	—
Intangibles, net	48,906	134,880
Notes receivable	18,000	18,000
Deposits	376,319	348,408
Total Other Assets	1,616,995	501,288
Total Assets	$3,676,951	$2,692,327

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,121,688	$190,107
Due to related party	703,893	—
Dissenting shareholders payable	200,000	—
Notes payable	480,000	460,000
Convertible notes payable	178,483	246,889
Total current liabilities	2,684,064	896,996

LONG-TERM LIABILITIES
Notes payable	200,000	—
Convertible notes payable, net	828,100	184,030
Total long-term liabilities	1,028,100	184,030
Total Liabilities	3,712,164	1,081,026

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock – par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 24,381,667, (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) and 20,365,053 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	24,382	20,365
Additional paid-in capital	14,555,603	13,799,999
Accumulated other comprehensive income	1,215,726	542,573
Deficit accumulated during the development stage	(15,830,924)	(12,751,636)
Total Shareholders’ Equity (Deficit)	(35,213)	1,611,301
Total Liabilities & Shareholders’ Equity	$3,676,951	$2,692,327

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.
 (A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2011	2010	2011	2010	2011
	(unaudited) (restated)	(unaudited)	(unaudited) (restated)	(unaudited)	(unaudited) (restated)
Sales	$100,101	$19,847	$159,569	$69,394	$534,068
Sales Return	(2,043)	(20,130)	(2,298)	(23,888)	(32,655)
REVENUES	98,058	(283)	157,271	45,506	501,413

COST OF GOODS SOLD
Cost of goods sold	45,588	7,882	70,689	30,415	296,723
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	45,588	7,882	70,689	30,415	532,260
GROSS PROFIT (LOSS)	52,470	(8,165)	86,582	15,091	(30,847)

OPERATING EXPENSES
Research and development	337,889	236,547	648,652	458,493	5,548,304
Selling	174,185	168,310	375,696	293,352	2,177,904
General and administrative	1,478,786	400,563	2,126,611	806,984	7,739,351
	1,990,860	805,420	3,150,959	1,558,829	15,465,559
LOSS FROM OPERATIONS	(1,938,390)	(813,585)	(3,064,377)	(1,543,738)	(15,496,406)

OTHER INCOME (EXPENSE)
Interest income	10,169	9,382	16,614	18,391	101,848
Interest expense	(18,864)	(11,893)	(30,675)	(23,843)	(420,668)
	(8,695)	(2,511)	(14,061)	(5,452)	(318,820)
LOSS BEFORE INCOME TAXES	$(1,947,085)	$(816,096)	$(3,078,438)	$(1,549,190)	$(15,815,226)
INCOME TAXES (BENEFIT)	—	(1,250)	850	—	15,698
NET LOSS	$(1, 947,085)	$(814,846)	$(3,079,288)	$(1,549,190)	$(15, 830,924)

OTHER INCOME
Unrealized holding gain on securities available-for-sale, net of tax	(86,667)	—	673,153	—	1,215,726

COMPREHENSIVE LOSS	$(2,033,752)	$(814,846)	$(2,406,135)	$(1,549,190)	$(14,615,198)
NET LOSS PER COMMON SHARE	$(0.08)	$(0.04)	$(0.14)	$(0.08)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,077,289	19,288,138	21,678,616	19,288,138

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

EMMAUS LIFE SCIENCES, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2011
(unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Additional Paid-in Capital	Accumulated Other Comprehensive income	Deficit Accumulated during Development Stage	Total
	Shares	Common stock

Balance, December 31, 2010	20,365,053	$20,365	$13,799,999	$542,573	$(12,751,636)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	1,153,402	—	—	1,153,674
Conversion of notes payable to common stock	36,514	37	109,993	—	—	110,030
Shares issued to existing shell shareholders in the reorganization	3,750,000	3,750	(503,750)			(500,000)
Proceeds from exercise of warrants	4,718	5	14,395			14,400
Cashless exercise of warrants	413	—	—	—	—	—
Common stock repurchased and cancelled from dissenting shareholders	(47,178)	(47)	(199,953)	—	—	(200,000)
Warrants issued in conjunction with convertible note (25,000)			58,790			58,790
Impact of beneficial conversion feature			122,727			122,727
Unrealized gain on securities	—	—	—	673,153	—	673,153
Net loss	—	—	—	—	(3,079,288)	(3,079,288)

Balance, June 30, 2011 (Restated)	24,381,667	$24,382	$14,555,603	$1,215,726	$(15,830,924)	$(35,213)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
 (unaudited)

	Six months ended June 30,		From December 20, 2000 (date of inception) to
	2011	2010	June 30, 2011
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,079,288)	$(1,549,190)	$(15,830,924)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	98,325	140,790	805,073
Cost of scrapped inventory written off	—	—	235,537

Net changes in operating assets and liabilities, net of acquisition
Accounts receivable	(16,865)	16,638	(44,717)
Inventory	(151,132)	(118,764)	(513,232)
Prepaid expenses and other current assets	(38,807)	681	(68,286)
Deposits	(27,911)	(230,792)	(325,683)
Accounts payable and accrued expenses	938,791	(145,671)	1,068,760
Due to related party	203,893	—	203,893
Net cash flows used in operating activities	(2,072,994)	(1,886,308)	(14,469,579)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	—	—	(750,000)
Purchases of marketable securities	—	—	(1,131,813)
Purchases of property and equipment	(1,494)	(4,630)	(187,301)
Net cash flows used in investing activities	(1,494)	(4,630)	(2,069,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	—	—	299,500
Repayment of line of credit	—	—	(299,500)
Proceeds from notes payable issued	400,000	93,212	1,142,463
Payments of notes payable	(180,000)	—	(215,576)
Proceeds from convertible notes payable issued	860,000	200,000	2,350,030
Proceeds from issuance of common stock	1,168,074	1,296,575	13,682,438
Net cash flows from financing activities	2,248,074	1,589,787	16,959,355

Net increase in cash and cash equivalents	173,586	(301,151)	420,662

Cash and cash equivalents, beginning of period	258,676	389,554	—
Cash acquired	—	—	11,600
Cash and cash equivalents, end of period	$432,262	$88,403	$432,262
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$30,675	$23,843	$420,668
Income taxes paid	$850	$—	$15,698
Non-cash Financing Activities:
Conversion of notes payable to common stock	$110,030	$—	$1,416,030

The accompanying notes are an integral part of these financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS

Organization – Emmaus Life Sciences, Inc. (the “Company” or “Emmaus”), which is engaged in the discovery, development, and commercialization of treatments and therapies for rare diseases, was incorporated in the state of Delaware on September 24, 2007.  Pursuant to an Agreement and Plan of Merger, dated April 21, 2011 (the “Merger Agreement”), by and among the Company, AFH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“AFH Merger Sub”), AFH Holding and Advisory, LLC, and Emmaus Medical, Inc. (“Emmaus Medical”), Emmaus Medical merged with and into AFH Merger Sub with Emmaus Medical continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” and became the parent company of Emmaus Medical.  .  The Company changed its name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.” on September 14, 2011.

Emmaus Medical is a Delaware corporation originally incorporated on September 12, 2003.  Emmaus Medical, LLC was organized on December 20, 2000. In October 2003, Emmaus Medical, LLC conducted a reorganization and merged with Emmaus Medical.  As a result of the merger, Emmaus Medical acquired the exclusive patent rights for a treatment for sickle cell disease.

In October 2010, the Company established Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”) by paying 97.33% of the initial capital. EM Japan is engaged in the business of trading in nutritional supplements and other medical products and drugs. The results of EM Japan have been included in the consolidated financial statements of the Company since the date of formation. The aggregate formation costs were $52,500. Emmaus Medical acquired the additional 3% of the outstanding shares of EM Japan during the three months ended March 31, 2011 and is the 100% owner of the outstanding share capital.

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

Going concern – The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the six months ended June 30, 2011 totaling $3,079,288 as well as accumulated deficit since inception amounting to $15,830,924. Further the Company appears to have inadequate cash and cash equivalents of $432,262 as of June 30, 2011 considering that revenues from operations since inception totaled only $501,413. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

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

Upon the closing of the Merger on May 3, 2011, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.”  .”  The Company subsequently changed its name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.” on September 14, 2011.

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

All of the purchases during the six months ended June 30, 2011 and 2010 were from two vendors. Purchases from the two vendors amounted to 69% and 31% and 9% and 91% of total purchases during the six months ended June 30, 2011 and 2010, respectively.

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

The Company estimates its sales return based upon its prior sales and return history. Historically, sales returns have been very nominal. The extraordinary sales returns in the six months ended June 30, 2010 were all related to the same batch of NutreStore product produced in 2008 that expired. The expiry date of the NutreStore product was two years after the date of manufacture but was changed by the Company, with no objection from the FDA, and is currently four years after the date of manufacture.  All products that were sold in 2009 were part of the batch that had a two year expiry period and expired in 2010.  All products produced in 2010 and sold from 2010 through 2011 have an expiry date of 2014 and the Company anticipates that the product will be consumed before expiration and not returned.  The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience. Based upon our sales return history the Company will record a reserve for estimated returns during each reporting period.  As of June 30, 2011, no reserve for sales returns has been deemed necessary and accordingly, no reserve has been recorded in the accompanying financial statements.

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

The Company’s short-term and long-term deferred tax liability is based on the calculation of the deferred taxes on the Company’s unrealized gain on available-for-sale securities using a 40% effective tax rate based on a 31% federal income tax rate (net of state tax deduction) combined with an 8.84% California state income tax rate. The Company recognizes a deferred tax asset (through changes in the valuation allowance) for the exact amount of the deferred tax liability.  The classification of these deferred taxes is concurrent with the classification of investments for which the unrealized gain is derived. For balance sheet presentation, current deferred tax assets and liabilities have been offset and presented as a single amount and non-current deferred tax assets and liabilities within each tax jurisdiction have been offset and presented as a single amount

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of June 30, 2011, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

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

Marketable securities – Investment securities as of June 30, 2011 and December 31, 2010 are classified as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 147,100 shares of CellSeed stocks acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share.  CellSeed’s IPO (symbol 7776) was completed on March 16, 2010.  As of December 31, 2010, and June 30, 2011, the closing price per share was 921 Yen and 1,287 Yen respectively.  Historical JASDEQ closing price can be found from http://www.bloomberg.com/apps/quote?ticker=7776:JP.  The Company’s security position in CellSeed is many times the average daily trading volume of the stock on the JASDAQ exchange. Any attempt to sell the Company’s position in a short period of time may have an adverse impact on the price of the stock. During the six months ended June 30, 2011, the Company granted a security interest in 50% of its CellSeed securities to a lender as discussed in Note 6.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities are determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at June 30, 2011.   The fair value of the Company’s debt instruments are not materially different from their carrying values as presented.  The fair value of one of the Company’s convertible debt instruments was determined based on Level 2 inputs.  The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

Accounts payable	June 30, 2011
Legal expenses	$444,636
CRO expenses	221,469
Miscellaneous vendors	448,297
Subtotal	1,114,402
Accrued expenses	7,286
Total accounts payable and accrued expenses	$1,121,688
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

NOTE 7 – SHAREHOLDERS’ EQUITY

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

The Company had 23,590 options outstanding held by directors of the Company exercisable at $3.05 per share as of June 30, 2011, all of which were vested as of June 30, 2011.  The Company recognized $12,600 of compensation expense for the six months ended June 30, 2011.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2011, the Company had loans from its shareholders and officers of $1,186,583 as summarized in Note 6. The debt is unsecured and carries interest rates from 0% to 8%.  $828,100 and $178,483 of the loans are convertible into shares of the Company’s common stock at $3.05 and $3.60 per share, respectively.  Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum.

The Company has agreed to pay AFH Advisory $500,000 (the “Shell Cost”) for the identification of AFH Acquisition IV and providing consulting services related to coordinating the Merger, assisting with a public offering and managing the interrelationship of legal and accounting activities (the “Services”), and to reimburse AFH Advisory for advancement of expenses on behalf of the Company incurred in connection with the Services, the Merger and a public offering, including, without limitation, reasonable expenses of AFH Advisory  (the “Transaction Costs”).  As of June 30, 2011, AFH Advisory had advanced an aggregate of $288,893 in expenses on the Company’s behalf.  During the six months ended June 30, 2011, the Company paid $85,000 in cash to AFH Advisory for the advanced expenses and, therefore, as of June 30, 2011, owed AFH Advisory an aggregate of $703,893, consisting of the $500,000 Shell Cost and $203,893 in advanced expenses.  Subsequent to June 30, 2011, the Company repaid the remaining $203,893 in advanced expenses to AFH Advisory.   The Company does not anticipate that any further Transaction Costs will be advanced by AFH Advisory.

AFH Advisory may be paid any outstanding Shell Cost and Transaction Costs from the proceeds of a public offering or upon the consummation of any other financing.  Alternatively, AFH Advisory may, in its discretion, convert such amount (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price in the offering (the “Conversion Price”).  Additionally, the Company has agreed to issue warrants to purchase shares of common stock to AFH Advisory upon the closing of a public offering.  Such warrants will have a term of 5 years from the date of issuance and will have an exercise price equal to the Conversion Price.  The number of shares underlying the warrants will be calculated by dividing the aggregate of the Shell Cost and the total Transaction Costs by the Conversion Price.

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

If the Company’s arrangement with AFH Advisory is terminated based on mutual agreement of the parties or based on a breach by the Company, AFH Advisory will receive its Transaction Costs incurred as of the date of termination.  If the arrangement with AFH Advisory is terminated (i) by either party (without being cured within 30 days) based on identification of information in the course of its due diligence investigation that it deems unsatisfactory, or if the parties are unable to agree to a valuation within 45 days following completion of satisfactory due diligence by an investment bank, or (ii) by the Company if an offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $10 million or based on a breach by AFH Advisory that is not cured within 30 days, then AFH Advisory will receive reimbursement for 50% of Transaction Costs actually incurred to the date of such termination.  If a public offering cannot be consummated with gross proceeds of at least $5 million, and the Company exercises its right to terminate the offering, then the Company will reimburse AFH Advisory an amount equal to 50% of the Shell Cost and 50% of the Transaction Costs incurred as of the date of termination, and AFH Advisory, in its discretion, has the option to be paid any outstanding amounts at the time of termination in cash or to convert such amounts (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price of the shares of common stock sold in the Company’s most recently completed private offering of common stock. In the event of termination by the Company because a public offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $10 million, and if the Company enters into any transaction or a sale of all or substantially all of its assets within 12 months of such termination, AFH Advisory will be entitled to (i) 5% of its holdings (including holdings of certain others) of any securities received by the Company or the Company’s shareholders upon consummation of any business combination or other similar transaction; or (ii) cash or any other consideration it would have received as if it had a 5% ownership interest in the Company immediately prior to the closing of any such transaction.

The Company granted AFH Advisory exclusive rights to act as its advisor in connection with all financings and mergers and acquisitions until November 10, 2012 and the right to appoint two board members to the Company’s board of directors upon the closing of the Merger.  In addition, in the event of any merger, stock purchase, asset purchase or similar transaction occurring within one year of the closing of a public offering, AFH Advisory may receive a warrant to purchase shares in an amount to increase AFH Advisory’s total holdings to 10% of the outstanding fully diluted equity of the Company but only to the extent the Company issues securities in connection with such merger, stock purchase, asset purchase or similar transaction.

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

NOTE 10 - COMMON STOCK TRANSACTIONS (RESTATED)

The Company engaged in the following stock transactions for the period from inception (December 20, 2000) through June 30, 2011.
	Date	Shares	$/Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Balance, December 31, 2000 (1) (2)		12,531,125	0.00	12,531	(2,931)	$—	$—	9,600

Net loss		—		—	—	—	(21,942)	(21,942)

Balance, December 31, 2001		12,531,125		12,531	(2,931)	—	(21,942)	(12,342)

Net loss		—		—	—	—	(12,464)	(12,464)

Balance, December 31, 2002		12,531,125		12,531	(2,931)	—	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital		—		—	(34,406)	—	34,406	—

Common stock issued		737,125		737	249,263			250,000

	9/25/03	29,485	0.34	29	9,971			10,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	103,198	0.34	103	34,897			35,000
	9/25/03	58,970	0.34	59	19,941			20,000
	9/25/03	73,713	0.34	74	24,926			25,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/29/03	29,485	0.34	29	9,971			10,000
	9/30/03	176,910	0.34	177	59,823			60,000
	10/10/03	29,485	0.34	29	9,971			10,000

	Date	Shares	$/Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000

Net loss		—		—	—	—	(97,481)	(97,481)

Balance, December 31, 2003		13,268,250		13,268	211,926	—	(97,481)	127,713

Common stock issued		1,615,542		1,616	636,384			638,000

	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	6/22/04	88,455	0.34	88	29,912			30,000
	6/22/04	41,279	0.34	41	13,959			14,000
	4/24/04	73,713	0.34	74	24,997			25,000
	6/22/04	73,713	0.34	74	24,997			25,000
	7/6/04	16,217	0.34	16	5,484			5,500
	7/6/04	16,217	0.34	16	5,484			5,500
	9/21/04	88,455	0.06	88	4,912			5,000
	4/21/04	29,485	0.34	29	9,971			10,000
	6/22/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	12/28/05	44,228	2.03	44	89,998			90,000
	4/4/05	14,743	0.34	15	4,999			5,000
	1/31/05	14,743	2.03	15	29,999			30,000
	2/17/05	5,897	2.03	6	11,994			12,000
	2/24/05	2,949	2.03	3	5,997			6,000

Rounding		(240)

(Subscriptions Receivable) Collections					10,075			10,075

Net loss		—		—	—	—	(624,936)	(624,936)

Balance, December 31, 2004		14,883,792	—	14,884	858,385	—	(722,417)	150,852

Common stock issued		398,549		399	811,227			811,626

	1/31/05	49,151	2.03	49	99,951			100,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000

	Date	Shares	$/Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	10/21/05	29,485	2.03	29	59,971			60,000
	12/21/05	11,794	2.03	12	23,988			24,000
	7/2/07	4,953	2.04	5	10,075			10,080
	5/9/08	288,747	2.03	289	587,258			587,546
		—
Rounding		(326)			3
	9/21/05	2,949	2.03	3	5,997			6,000
(Subscriptions Receivable) Collections					(489,341)			(489,341)
Net loss		—		—	—	—	(668,091)	(668,091)

Balance, December 31, 2005		15,282,341		15,283	1,186,271	—	(1,390,508)	(188,954)

Common stock issued		523,388		523	824,517			1,062,460

	7/25/05	4,423	2.03	4	8,996			9,000
	12/16/05	14,743	2.03	15	29,985			30,000
	1/10/06	29,485	2.03	29	59,971			60,000
	1/6/06	14,743	2.03	15	29,985			30,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/5/06	29,485	2.03	29	59,971			60,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/6/06	4,924	2.03	5	9,995			10,000
	1/13/06	2,949	2.03	3	5,997			6,000
	2/28/06	2,949	2.03	3	5,997			6,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	8,846	2.03	9	17,991			18,000
	4/28/06	2,949	2.03	3	5,997			6,000
	5/1/06	2,949	2.03	3	5,997			6,000
	5/9/06	14,743	2.03	15	29,985			30,000
	5/1/06	14,743	2.03	15	29,985			30,000
	6/15/06	2,949	2.03	3	5,997			6,000
	9/29/06	2,949	2.03	3	5,997			6,000
	10/17/06	14,743	2.03	15	29,985			30,000
	10/13/06	14,743	2.03	15	29,985			30,000
	10/19/06	14,743	2.03	15	29,985			30,000
	11/10/06	7,371	2.03	7	14,993			15,000
	11/10/06	4,423	2.03	4	8,996			9,000
	11/10/06	29,485	2.03	29	59,971			60,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/6/06	5,897	2.03	6	11,994			12,000
	11/6/06	14,743	2.03	15	29,985			30,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/22/06	7,371	2.03	7	14,993			15,000
	12/1/06	29,485	2.03	29	59,971			60,000
	11/27/06	2,949	2.03	3	5,997			6,000
	12/6/06	9,848	2.03	10	20,030			20,040

	Date	Shares	$/Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	12/6/06	4,423	2.03	4	8,996			9,000
	12/6/06	7,371	2.03	7	14,993			15,000
	12/18/06	14,743	2.03	15	29,985			30,000
	1/24/07	14,743	2.03	15	29,985			30,000
	4/10/07	14,743	2.03	15	29,985			30,000
	5/31/07	2,949	2.03	3	5,997			6,000
	5/29/08	14,743	2.03	15	29,985			30,000
	5/29/08	14,743	2.03	15	29,985			30,000
	3/31/08	4,423	1.45	4	6,416			6,420
	3/10/08	2,949	2.03	3	5,997			6,000

Rounding					(5)			(5)
(Subscriptions Receivable) Collections					(237,415)			(237,415)

Net loss		—		—	—	—	(759,962)	(759,962)

Balance, December 31, 2006		15,805,729		15,806	2,010,788	—	(2,150,470)	(123,876)

Common stock issued		1,344,162		1,344	2,679,376			2,680,720

	2/5/07	4,423	2.03	4	8,996			9,000
	3/8/07	4,423	2.03	4	8,996			9,000
	4/26/07	14,743	2.03	15	29,985			30,000
	5/3/07	14,743	2.03	15	29,985			30,000
	5/8/07	5,897	2.03	6	11,994			12,000
	5/8/07	14,743	2.03	15	29,985			30,000
	5/8/07	14,743	2.03	15	29,985			30,000
	5/11/07	8,846	2.03	9	17,991			18,000
	5/11/07	4,423	2.03	4	8,996			9,000
	5/11/07	4,423	2.03	4	8,996			9,000
	5/14/07	9,730	2.03	10	19,790			19,800
	5/11/07	4,423	2.03	4	8,996			9,000
	5/18/07	14,743	2.03	15	29,985			30,000
	5/18/07	14,743	2.03	15	29,985			30,000
	5/24/07	14,743	2.03	15	29,985			30,000
	5/31/07	29,485	2.03	29	59,971			60,000
	6/2/07	49,181	2.03	49	100,031			100,080
	6/1/07	29,485	2.03	29	59,971			60,000
	6/1/07	29,485	2.03	29	59,971			60,000
	6/6/07	29,485	2.03	29	59,971			60,000
	6/4/07	4,924	2.03	5	10,015			10,020
	6/28/07	44,228	2.03	44	89,956			90,000
	6/15/07	5,897	2.03	6	11,994			12,000
	6/14/07	7,371	2.04	7	14,993			15,000
	6/15/07	4,423	2.03	4	8,996			9,000
	6/15/07	5,897	2.03	6	11,994			12,000
	6/15/07	14,743	2.03	15	29,985			30,000
	6/20/07	14,743	2.03	15	29,985			30,000
	6/20/07	14,743	2.03	15	29,985			30,000

Date	Shares	$/Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
6/28/07	9,877	2.04	10	20,090			20,100
6/20/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/29/07	14,743	2.03	15	29,985			30,000
7/2/07	14,743	2.03	15	29,985			30,000
7/2/07	5,897	2.03	6	11,994			12,000
7/2/07	44,228	2.03	44	89,956			90,000
7/2/07	1,474	2.04	1	2,999			3,000
7/2/07	7,371	2.04	7	14,993			15,000
7/11/07	29,485	2.03	29	59,971			60,000
7/6/07	29,485	2.03	29	59,971			60,000
7/11/07	29,485	2.03	29	59,971			60,000
7/17/07	23,588	2.03	24	47,976			48,000
7/16/07	147,425	2.03	147	299,853			300,000
7/11/07	20,640	2.03	21	41,979			42,000
7/18/07	26,537	2.03	27	53,973			54,000
7/21/07	14,743	2.03	15	29,985			30,000
7/23/07	11,794	2.03	12	23,988			24,000
7/24/07	7,371	2.04	7	14,993			15,000
7/26/07	29,485	2.03	29	59,971			60,000
7/23/07	11,794	2.03	12	23,988			24,000
7/27/07	29,485	2.03	29	59,971			60,000
7/27/07	14,743	2.03	15	29,985			30,000
7/30/07	14,743	2.03	15	29,985			30,000
7/30/07	14,743	2.03	15	29,985			30,000
7/31/07	26,537	2.03	27	53,973			54,000
8/7/07	2,949	2.03	3	5,997			6,000
8/25/07	29,485	2.03	29	59,971			60,000
8/25/07	14,743	2.03	15	29,985			30,000
8/30/07	14,743	2.03	15	29,985			30,000
10/3/07	14,743	2.03	15	29,985			30,000
10/17/07	10,320	2.08	10	21,490			21,500
11/5/07	32,434	2.03	32	65,968			66,000
10/22/07	4,924	2.03	5	10,015			10,020
11/28/07	14,743	2.03	15	29,985			30,000
11/15/07	5,307	2.04	5	10,795			10,800
11/15/07	5,307	2.04	5	10,795			10,800
12/15/07	14,743	2.03	15	29,985			30,000
12/5/07	29,485	0.17	29	4,971			5,000
12/4/07	2,949	2.03	3	5,997			6,000
12/4/07	2,949	2.03	3	5,997			6,000
12/12/07	14,743	2.03	15	29,985			30,000
12/18/07	14,743	2.03	15	29,985			30,000
12/21/07	23,883	2.03	24	48,576			48,600
12/26/07	2,949	2.03	3	5,997			6,000
12/26/07	14,743	2.03	15	29,985			30,000
12/28/07	14,743	2.03	15	29,985			30,000
12/29/07	14,743	2.03	15	29,985			30,000

	Date	Shares	$/Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

(Subscriptions Receivable) Collections					53,149			53,149
Rounding		10			(9)			(9)
Net loss		—		—	—	—	(1,282,212)	(1,282,212)

Balance, December 31, 2007		17,149,891	—	17,150	4,743,304	—	(3,432,682)	1,327,772

Common stock issued		1,226,959		1,227	2,495,493			2,496,720

	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/9/08	17,691	2.03	18	35,982			36,000
	1/9/08	29,485	2.03	29	59,971			60,000
	1/9/08	14,743	2.03	15	29,985			30,000
	1/10/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/15/08	147,425	2.03	147	299,853			300,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/18/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/22/08	14,743	2.03	15	29,985			30,000
	1/24/08	23,588	2.03	24	47,976			48,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/29/08	23,588	2.03	24	47,976			48,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/30/08	14,743	2.03	15	29,985			30,000
	2/7/08	17,691	2.03	18	35,982			36,000
	2/1/08	14,743	2.03	15	29,985			30,000
	2/1/08	19,165	2.03	19	38,981			39,000
	2/7/08	73,713	2.03	74	149,926			150,000
	2/1/08	98,274	2.03	98	199,882			199,980
	2/25/08	14,743	2.03	15	29,985			30,000
	2/25/08	23,588	2.03	24	47,976			48,000
	2/27/08	98,303	2.03	98	199,942			200,040
	3/1/08	19,165	2.03	19	38,981			39,000
	3/1/08	29,485	2.03	29	59,971			60,000
	2/29/08	5,897	2.03	6	11,994			12,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/3/08	14,743	2.03	15	29,985			30,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/4/08	2,949	2.03	3	5,997			6,000
	3/4/08	10,320	2.03	10	20,990			21,000
	3/5/08	14,743	2.03	15	29,985			30,000

	Date	Shares	$/Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	3/13/08	14,743	2.03	15	29,985			30,000
	3/10/08	14,743	2.03	15	29,985			30,000
	3/31/08	590	2.03	1	1,199			1,200
	3/25/08	14,743	2.03	15	29,985			30,000
	3/31/08	14,743	2.03	15	29,985			30,000
	4/2/08	14,743	2.03	15	29,985			30,000
	4/2/08	5,160	2.03	5	10,495			10,500
	4/7/08	117,940	2.03	118	239,882			240,000
	4/11/08	29,485	2.03	29	59,971			60,000
	4/9/08	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					893,988			893,988
Rounding		12			(17)			(17)
Net loss		—		—	—	—	(2,993,777)	(2,993,777)

Balance, December 31, 2008		18,376,850		18,377	8,132,768	—	(6,426,459)	1,724,686

Common stock issued		854,446		854	2,238,072			2,349,940

	3/28/08	58,970	2.03	59	119,941			120,000
	3/31/08	5,897	2.03	6	11,994			12,000
	4/7/08	7,371	2.03	7	14,993			15,000
	1/12/09	19,165	2.03	19	38,981			39,000
	1/12/09	14,743	2.03	15	29,985			30,000
	1/12/09	24,590	2.03	25	49,975			50,000
	1/12/09	122,864	2.03	123	249,877			250,000
	3/30/09	8,846	3.05	9	26,991			27,000
	3/16/09	5,897	3.05	6	17,994			18,000
	3/16/09	11,794	3.05	12	35,988			36,000
	3/18/09	7,371	3.05	7	22,493			22,500
	5/11/09	7,371	3.05	7	22,493			22,500
	5/15/09	7,371	3.05	7	22,493			22,500
	5/19/09	8,846	3.05	9	26,991			27,000
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500
	5/22/09	7,371	3.05	7	22,493			22,500
	6/30/09	8,846	3.05	9	26,991			27,000
	6/30/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	6/24/09	7,371	3.05	7	22,493			22,500
	6/18/09	20,640	3.05	21	62,979			63,000
	5/21/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500
	6/16/09	9,848	3.05	10	30,050			30,060

	Date	Shares	$/Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	6/29/09	44,228	3.05	44	134,956			135,000
	7/10/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	7/2/09	14,743	3.05	15	44,985			45,000
	7/2/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	7/23/09	7,371	3.05	7	22,493			22,500
	7/29/09	10,320	3.05	10	31,490			31,500
	7/31/09	30,959	3.05	31	94,469			94,500
	8/5/09	22,114	3.05	22	67,478			67,500
	8/27/09	14,743	3.05	15	44,985			45,000
	8/7/09	7,371	3.05	7	22,493			22,500
	8/21/09	20,640	3.05	21	62,979			63,000
	9/4/09	28,011	3.05	28	85,472			85,500
	9/4/09	5,897	3.05	6	17,994			18,000
	9/8/09	7,371	3.05	7	22,493			22,500
	9/18/09	11,794	3.05	12	35,988			36,000
	7/15/09	7,371	3.05	7	22,493			22,500
	7/17/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	9/25/09	7,371	3.05	7	22,493			22,500
	1/10/10	14,743	3.05	15	44,985			45,000
	12/18/09	88,455	3.05	88	269,912			270,000
	12/11/09	9,789	3.05	10	29,870			29,880
	11/25/09	32,787	3.05	33	99,967			100,000

(Subscriptions Receivable) Collections					(111,015)			(111,015)
Rounding				(1)	1

Net loss		—		—	—	—	(2,567,807)	(2,567,807)

Balance, December 31, 2009		19,231,296		19,231	10,370,839	—	(8,994,266)	1,395,804

Common stock issued	Total	705,311		706	2,149,637			3,456,342

	11/16/09	11,794	3.05	12	35,988			36,000
	1/10/10	14,743	3.05	15	44,985			45,000
	2/10/10	35,382	3.05	35	107,965			108,000
	2/9/10	10,320	3.05	10	31,490			31,500
	2/9/10	826	—	1	(1)
	3/23/10	29,485	3.05	29	89,971			90,000
	3/23/10	51,599	3.05	52	157,448			157,500
	3/23/10	81,909	3.05	82	249,938			250,020
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	4/12/10	58,970	3.05	59	179,941			180,000

	Date	Shares	$/Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	5/19/10	10,320	3.05	10	31,490			31,500
	5/25/10	10,320	3.05	10	31,490			31,500
	7/15/10	106,146	3.05	106	323,894			324,000
	7/15/10	32,758	3.05	33	99,967			100,000
	7/12/10	8,551	3.05	9	26,091			26,100
	7/14/10	10,320	3.05	10	31,490			31,500
	7/12/10	7,371	3.05	7	22,493			22,500
	10/18/10	38,331	3.05	38	116,962			117,000
	10/20/10	10,320	3.05	10	31,490			31,500
	10/20/10	10,320	3.05	10	31,490			31,500
	10/27/10	10,320	3.05	10	31,490			31,500
	11/10/10	32,787	3.05	33	100,047			100,080
	11/16/10	11,794	3.05	12	35,988			36,000
	11/17/10	10,320	3.05	10	31,490			31,500
	11/23/10	10,320	3.05	10	31,490			31,500
	11/23/10	16,394	3.05	16	50,024			50,040
	11/24/10	7,371	3.05	7	22,495			22,502
	11/23/10	14,743	3.05	15	44,985			45,000
	11/26/10	4,128	3.05	4	12,596			12,600
	11/9/10	16,394	3.05	16	49,984			50,000

Conversion of notes payable to Common stock	Total	427,945		428	1,305,572

	11/9/10	49,151	3.05	49	149,951			150,000
	11/9/10	49,151	3.05	49	149,951			150,000
	11/11/10	73,713	3.05	74	224,926			225,000
	11/12/10	32,787	3.05	33	99,967			100,000
	11/22/10	131,061	3.05	131	399,869			400,000
	11/22/10	49,151	3.05	49	149,951			150,000
	11/23/10	14,743	3.05	15	44,985			45,000
	11/30/10	16,394	3.05	16	49,984			50,000
	12/3/10	11,794	3.05	12	35,988			36,000

(Subscriptions Receivable) Collections					(26,048)			(26,048)
Rounding		501		1	(1)

Unrealized gain on securities available for sale		—		—	—	542,573	—	542,573

Net loss		—		—	—	—	(3,757,370)	(3,757,370)

Balance, December 31, 2010		20,365,053		20,365	13,799,999	542,573	(12,751,636)	1,611,301

Common stock issued	Total	272,147		272	1,153,402			1,153,674

	3/18/11	70,764	4.24	71	299,929			300,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	5,897	4.24	6	24,994			25,000

	Date	Shares	$/Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	3/21/11	5,897	4.24	6	24,994			25,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/18/11	14,743	4.24	15	62,485			62,500
	3/21/11	5,897	4.24	6	24,994			25,000
	3/21/11	8,551	4.24	9	36,241			36,250
	3/22/11	5,897	4.24	6	24,994			25,000
	3/22/11	8,846	4.24	9	37,491			37,500
	3/22/11	5,897	4.24	6	24,994			25,000
	3/22/11	17,691	4.24	18	74,982			75,000
	3/22/11	7,076	4.24	7	29,993			30,000
	3/23/11	14,743	4.24	15	62,470			62,485
	3/24/11	23,588	4.24	24	99,947			99,971
	3/24/11	11,794	4.24	12	49,973			49,985
	3/25/11	5,897	4.24	6	24,977			24,983

Conversion of notes payable to Common stock	Total	36,060		36	109,994

	1/21/11	16,394	3.05	16	49,984			50,000
	1/21/11	19,666	3.05	20	60,010			60,030

Shares issued to existing shell shareholders in the reorganization	5/3/11	3,750,000		3,750	(503,750)			(500,000)

Common stock repurchased and cancelled from dissenting shareholders		(47,178)		(47)	(199,953)			(200,000)

Rounding		454		1	(1)

Proceeds from exercise of warrants	Total	5,131		5	14,395

	4/11/11	1,769	3.05	2	5,398			5,400
	5/25/11	413	—	—	—
	6/3/11	2,949	3.05	3	8,997			9,000

Warrants issued in conjunction with convertible note					58,790			58,790

Impact of beneficial conversion feature					122,727			122,727

Unrealized gain on securities available for sale		—		—	—	673,153	—	673,153

Net loss		—		—	—	—	(3,079,288)	(3,079,288)

Balance, June 30, 2011 (restated)		24,381,667		24,382	14,555,603	1,215,726	(15,830,924)	(35,213)

NOTE 11 – GEOGRAPHIC INFORMATION

For the six months ended June 30, 2011 and 2010, the Company earned revenue from Japan in the amount of $57,567, or 36%, and $38,655, or 56%, of total revenue for such period, respectively.  For the six months ended June 30, 2011, the Company also made sales to Taiwan in the amount of $50,000, or 31% of total revenue.  The Company did not have any significant currency translation or foreign transaction adjustments during the periods ended June 30, 2011 and 2010.

NOTE 12 – SUBSEQUENT EVENTS (RESTATED)

Management evaluated subsequent events through November 15, 2011, the date the restated financial statements were issued.

On July 8, 2011, the Company issued a convertible promissory note in the principal amount of $3,240, which bears interest at 8% per annum and matures on July 7, 2012.  Upon the lender’s option, the principal amount of the note and any unpaid accrued interest may be converted into shares of common stock of the Company at a conversion price of $3.60 per share.  The lender also received a warrant to purchase 225 shares of common stock.  The warrant is exercisable for three years and has an exercise price equal to 75% of the fair market value of the Company’s common stock on the date prior to exercise.

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

From August 2011 through October 2011, the Company issued ten one-year convertible notes in the principal amount totaling $2,115,602, which each bear interest at 8% per annum and mature on the anniversary date of the note.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.60 per share.  In connection with the issuance of nine notes totaling $1,987,600 in aggregate principal balance, the Company issued the note holders three-year warrants to purchase an aggregate of 242,195 shares of its common stock at a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise. In connection with the issuance of one  note totaling $128,002 in aggregate principal balance, the Company issued the note holder three-year warrants to purchase 35,556 shares of its common stock at a per share exercise price equal to $1.00.

In August 2011, the Company entered into an Addendum to the Joint Research and Development Agreement with CellSeed. Pursuant to the Addendum, CellSeed and the Company further acknowledged that all obligations of CellSeed corresponding to the Research Agreement payment of $8.5 million and the Individual Agreement payment of $1.5 million will be fully discharged by CellSeed’s delivery of the Package, which delivery will be documented by written confirmation of acceptance by the Company.  The Company is obligated to make the Research Agreement Payment and the Individual Agreement Payment only after the Company’s provides its written confirmation of acceptance of the complete Package to CellSeed.

On August 31, 2011, the Company issued warrant to purchase 275,482 shares of its common stock at an exercise price of $1.00 per share to a consultant. The warrant is generally exercisable for three years from the issuance date, however, will terminate earlier upon the occurrence of either of the following: (1) FINRA deems the Underwriters’ compensation for the Company’s next public offering to be unreasonable; or (2) on December 31, 2011 if the Company has not consummated one or more public offerings of securities in the minimum aggregate amount of $5.0 million prior to such date. The warrantholder may not exercise the warrant to the extent that such exercise would cause the holder and its affiliates to be a beneficial owner of more than 9.99% of the Company’s outstanding shares of common stock.

On September 30, 2011, the Company entered into an Amended and Restated Letter of Intent (the “LOI”) with AFH Holding & Advisory LLC (“AFH Advisory”).  Pursuant to the LOI, the Company has agreed to pay AFH Advisory $500,000 (the “Shell Cost”) for the identification of AFH Acquisition IV and providing consulting services related to coordinating the Merger, assisting with a public offering and managing the interrelationship of legal and accounting activities (the “Services”), and to reimburse AFH Advisory for advancement of expenses on behalf of the Company incurred in connection with the Services, the Merger and a public offering, including, without limitation, reasonable expenses of AFH Advisory (the “Transaction Costs”).

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

If the Company’s arrangement with AFH Advisory is terminated based on mutual agreement of the parties or based on a breach by the Company, AFH Advisory will receive its Transaction Costs incurred as of the date of termination.   If the arrangement with AFH Advisory is terminated (i) by either party (without being cured within 30 days) based on identification of information in the course of its due diligence investigation that it deems unsatisfactory, or if the parties are unable to agree to a valuation within 45 days following completion of satisfactory due diligence by an investment bank, or (ii) by the Company if a public offering cannot be consummated to provide for gross proceeds to the Company of at least $10 million or based on a breach by AFH Advisory that is not cured within 30 days, then AFH Advisory will receive reimbursement for 50% of Transaction Costs actually incurred to the date of such termination.  If a public offering cannot be consummated with gross proceeds of at least $5 million, and the Company exercises its right to terminate the offering, then the Company will reimburse AFH Advisory an amount equal to 50% of the Shell Cost and 50% of the Transaction Costs incurred as of the date of termination, and AFH Advisory, in its discretion, has the option to be paid any outstanding amounts at the time of termination in cash or to convert such amounts (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price of the shares of common stock sold in the Company’s most recently completed private offering of common stock. In the event of termination by the Company because a public offering cannot be consummated to provide for gross proceeds to the Company of at least $10 million, and if the Company enters into any transaction or a sale of all or substantially all of its assets within 12 months of such termination, AFH Advisory will be entitled to (i) 5% of its holdings (including holdings of certain others) of any securities received by the Company or the Company’s shareholders upon consummation of any business combination or other similar transaction; or (ii) cash or any other consideration it would have received as if it had a 5% ownership interest in the Company immediately prior to the closing of any such transaction.

The Company granted AFH Advisory exclusive rights to act as its advisor in connection with all financings and mergers and acquisitions until November 10, 2012 and the right to appoint two board members to the Company’s board of directors upon the closing of the Merger.  In addition, in the event of any merger, stock purchase, asset purchase or similar transaction occurring within one year of the closing of a public offering, AFH Advisory may receive a warrant to purchase shares in an amount to increase AFH Advisory’s total holdings to 10% of the outstanding fully diluted equity of the Company but only to the extent the Company issues securities in connection with such merger, stock purchase, asset purchase or similar transaction.

NOTE 13 – RESTATEMENT

The Company had previously restated its previously issued consolidated financial statements to report its deferred tax assets and liabilities related to unrealized gain on available-for-sale securities (the “Initial Restatements”).  After further analysis, the Initial Restatements to record the change in the deferred tax asset valuation allowance as a tax benefit were determined to be incorrect. Since the change in the valuation allowance is associated with deferred tax recorded for unrealized holding gain on securities available-for-sale, the proper treatment is to record the change in the valuation allowance in other comprehensive income.  Accordingly, the Company has restated the consolidated financial statements in the Initial Restatements to properly record the tax impacts associated with the available-for-sale securities in other comprehensive income (the “Second Restatements”).  As a result of the Second Restatements, the consolidated financial statements as of and for the six  months ended June 30, 2011 are identical to those reported by the Company prior to the Initial Restatements.   The effect of the Second Restatements on results of operations and financial position as of and for the six-months ended June 30, 2011 were as follows:

	As initially reported	As Restated by Initial Restatement	As Restated by Second Restatement
Deferred tax asset	$—	$486,290	$—
Total current assets	1,976,634	2,462,924	1,976,634
Total assets	3,676,951	4,163,241	3,676,951
Deferred tax liability	—	486,290	—
Total liabilities	3,712,164	4,198,454	3,712,164
Income taxes (benefit)	850	(268,411)	850
Unrealized holding gain on securities available-for-sale	673,153	403,892	673,153
Net loss per common share	(0.14)	(0.13)	(0.14)

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements for the years ended December 31, 2010 and 2009 and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Current Report on Form 8-K/A  originally filed with the Securities and Exchange Commission on November 16, 2011 and as subsequently amended (the “Current Report”).

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors including: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, if ever, future cash needs are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  As of June 30, 2011, we had an accumulated deficit since inception of $15.8 million and cash and cash equivalents of $0.4 million.  Since inception we have had minimal revenues and have had to rely on funding from sales of equity securities and borrowings from officers and stockholders.  Currently, we estimate we will need approximately $5.5 million to complete our Phase III clinical trial and $400,000 to obtain regulatory approval of L-glutamine as a therapy for SCD.  In addition, we have agreed to pay CellSeed an aggregate of $10.0 million pursuant to a Joint Research and Development Agreement (the “Research Agreement”) and an Individual Agreement (the “Individual Agreement”) with CellSeed and we believe that we will need approximately $3 million for research and development to develop corneal cell sheet technology in the U.S.

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

In March 2011, prior to the Merger, Emmaus Medical completed a private placement of shares of its common stock in which it raised gross proceeds of $1.2 million.  During the same month, we received our first order for AminoPure® from Taiwan.

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

Inventories

Inventories consist of finished goods and work-in-process and are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-Glutamine for the Company’s products, AminoPure and NutreStore, that has not yet been packaged and labeled for sale.  All of the purchases during the six months ended June 30, 2011 and 2010 were from two vendors.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2011	2010	2011	2010	2011
	(unaudited) (restated)	(unaudited)	(unaudited) (restated)	(unaudited)	(unaudited) (restated)
Sales	$100,101	$19,847	$159,569	$69,394	$534,068
Sales return	(2,043)	(20,130)	(2,298)	(23,888)	(32,655)
Revenues	98,058	(283)	157,271	45,506	501,413
Cost of goods sold	45,588	7,882	70,689	30,415	296,723
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	45,588	7,882	70,689	30,415	532,260
Gross profit (loss)	52,470	(8,165)	86,582	15,091	(30,847)

Operating expenses
Research and development	337,889	236,547	648,652	458,493	5,548,304
Selling	174,185	168,310	375,696	293,352	2,177,904
General and administrative	1,478,786	400,563	2,126,611	806,984	7,739,351
	1,990,860	805,420	3,150,959	1,558,829	15,465,559
Loss from operations	(1,938,390)	(813,585)	(3,064,377)	(1,543,738)	(15,496,406)

Other income (expense)
Interest income	10,169	9,382	16,614	18,391	101,848
Interest expense	(18,864)	(11,893)	(30,675)	(23,843)	(420,668)
	(8,695)	(2,511)	(14,061)	(5,452)	(318,820)
Loss before income taxes	(1,947,085)	(816,096)	(3,078,438)	(1,549,190)	(15,815,226)
Income taxes (benefit)	—	(1,250)	850	—	15,698
Net loss	(1,947,085)	(814,846)	(3,079,288)	(1,549,190)	(15,830,924)
Net Loss per common share	(0.08)	(0.04)	(0.14)	(0.08)
Weighted average common shares outstanding	23,077,289	19,288,138	21,678,616	19,288,138

 Three Months Ended June 30, 2011 and 2010

Net Losses.  Net losses increased $1.1 million, or 139%, from $0.8 million to $1.9 million for the three months ended June 30, 2010 and 2011, respectively, and we expect to continue to generate losses as we progress toward the commercialization of product candidates. The increase in net losses is primarily a result of increased operating expenses as discussed below.  As of June 30, 2011, we had an accumulated deficit of approximately $15.8 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

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

Research and Development Expenses. Research and development expenses increased $0.1 million, or 43%, from $0.2 million to $0.3 million for the three months ended June 30, 2010 and 2011, respectively.  This increase was primarily due to increased activity with the clinical trial.  Research and development costs increased in 2011 and consisted of the following increases: $30,240 for CRO costs; $70,227 for study site expenses; and $18,827 for drug manufacture and other costs. Our clinical trial activities began to ramp up beginning in March 2010 which contributed to the increase in costs in the three months ended June 30, 2011.  In 2010, we did not have any active sites. The bulk of payments made in 2010 were deposits to the CRO.  As of June 30, 2011, there were 19 sites active and recruiting patients and as a result, CRO time and effort increased.

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

Six Months Ended June 30, 2011 and 2010

Net Losses.  Net losses increased $1.5 million, or 99%, from $1.5 million to $3.1 million for the six months ended June 30, 2010 and 2011, respectively, and we expect to continue to generate losses as we progress toward the commercialization of product candidates. The increase in net losses is primarily a result of increased operating expenses as discussed below. As of June 30, 2011, we had an accumulated deficit of approximately $15.8 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues.  Sales increased $90,175, or 129.9% from $69,394 to $159,569 for the six months ended June 30, 2010 and 2011, respectively.  Sales increased largely due to increases in the number of units sold of our AminoPure® product.  The Company had sales of AminoPure® in the amount of $50,000 from its new market, Taiwan, in May 2011.  There was $2,298 in returns of the NutreStore® product for the six months ended June 30, 2011 as compared to $23,888 for the six months ended June 30, 2010, or a 90% decrease.  This decrease in returns was the reason for our $111,765 increase in net revenue, or 246%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  We do not anticipate significant returns of the NutreStore product in the future.

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

In addition to the $10.0 million we have agreed to pay CellSeed, we currently estimate that we will need an additional $5.5 million to complete our Phase III clinical trial and $0.4 million to obtain FDA approval for our L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.4 million per month.  Our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including: the number, duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure® for revenues, which we expect will increase. However, until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or corporate collaboration and licensing arrangements.  If we do not receive adequate funding to complete our clinical trials or to obtain FDA approval for our drug, we may have to delay our trial.  If we have to delay our trial, we cannot enroll additional subjects which will delay the approval of the study treatment.  Furthermore, if we do not receive adequate funding, we may not be able to develop corneal cell sheet technology in the U.S.

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

The table below lists the outstanding loans as of June 30, 2011 and the material terms of our outstanding loans:

Lender	Loan Type	Annual Interest Rate	Date of loan	Term of Loan	Principal Loan Amount	Amount Outstanding as of June 30, 2011 (1)
Hope Hospice International	Unconvertible	8%	1/12/11	2 years	$200,000	$203,511
Yutaka Niihara	Unconvertible	6.5%	1/12/09	Due on demand	$350,000	$351,138
Daniel Kimbell	Unconvertible	6.5%	4/27/2009	Due on demand	$20,000	$20,011
Daniel Kimbell	Unconvertible	6.5%	5/11/2009	Due on demand	$10,000	$10,040
Nami Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
Makoto Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
Kazuo Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
M’s Support Co. Ltd.	Convertible	0%	8/17/2010	5 years	$18,000	$18,000
Yumiko Takemoto	Convertible	6%	11/23/2010	5 years	$2,000	$2,000
Shigeru Matsuda	Convertible	6.5%	1/12/2009	5 years	$221,895	$257,465
Mitsubishi UFJ Capital III, Limited Partnership	Convertible	10%	3/14/11	5 years	$500,000	$500,000
Yutaka Niihara	Unconvertible	8%	6/21/2011	Due on demand	$100,000	$100,222
Yasushi Nagasaki*	Convertible	8%	6/29/2011	1 year	$360,000	$360,160
TOTAL					$1,835,895	$1,876,547

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

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities increased $0.2 million, or 10%, from $1.9 million to $2.1 million for the six months ended June 30, 2010 and 2011, respectively. This increase was primarily due to a $1.5 million increase in operating expenses offset by an increase in the accounts payable outstanding balance of $1.1 million and due to related party of $0.2 million.  The increase in operating expenses was a result of the costs associated in preparing for the merger and public offering.   The increase in accounts payable was mainly the result of increased legal expenses payable of $0.5 million and increased consulting expenses payable of $0.5 million related to the public offering.  We expect that operating expenses will continue to increase due to costs related to a public offering and costs related to our being a publicly reporting company.

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

The Company estimate its sales return based upon its prior sales and return history. Historically, sales returns have been very nominal.   The extraordinary sales returns in the six months ended June 30, 2010 were all related to the same batch of NutreStore product produced in 2008 that expired.   The expiry date of the NutreStore product was two years after the date of manufacture but was changed by the Company, with no objection from the FDA, and is currently four years after the date of manufacture.  All products sold in 2009 were part of the batch that had a two year expiry period and expired in 2010.  All products produced in 2010 and sold from 2010 through 2011 have an expiry date of 2014 and the Company anticipates that the product will be consumed before expiration and not returned.  The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience.  As of June 30, 2011, no reserve for sales returns has been deemed necessary and accordingly, no reserve has been recorded in the accompanying financial statements.

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

4.2**	Loan Agreement dated June 9, 2011 by and between Emmaus Medical, Inc. and Equities First Holdings, LLC.
4.3**	Pledge Agreement dated June 9, 2011 by and between Emmaus Medical, Inc. and Equities First Holdings, LLC.
4.4**	Warrant dated June 29, 2011 issued by the registrant to Yasushi Nagasaki
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: November 16, 2011		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Yasushi Nagasaki
	By:	Yasushi Nagasaki
	Its:	Chief Financial Officer (principal financial and accounting officer)