Form 10-Q/A
period 2011-04-30
EMMAUS LIFE SCIENCES, INC.
filed 2011-11-22
CIK 1420031

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53072

EMMAUS LIFE SCIENCES, INC.
(Name of registrant in its charter)

Delaware	41-2254389
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

20725 S Western Avenue
Suite 136
Torrance, CA 90501
 (Address of principal executive offices)

Issuer’s telephone number:  (310) 492-9898

AFH ACQUISITION IV, INC.
9595 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212
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
☐  Yes ☒  No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 22, 2011:  24,381,667 shares of common stock.

AFH ACQUISITION IV, INC.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Balance Sheets at April 30, 2011 (Unaudited) and October 31, 2010	F-1

	Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-2

	Statements of Operations for the Three and Six Months Ended April 30, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-3

	Statements of Cash Flows for the Six Months Ended April 30, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-9

Item 2	Management’s Discussion and Analysis or Plan of Operation.	2-3

Item 3	Quantitative and qualitative Disclosures About Market Risk	3

Item 4	Controls and Procedures.	3

	PART II – OTHER INFORMATION	4

Item 1	Legal Proceedings.	4

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.	4

Item 3	Defaults Upon Senior Securities.	4

Item 4	Reserved.	4

Item 5	Other Information.	4

Item 6.	Exhibits	4

Signatures		5

EXPLANATORY NOTE

AFH Acquisition IV, Inc, a Delaware corporation, is filing this Amendment No.3 to amend in its entirety its Form 10-Q for the period ended April 30, 2011 which was originally filed with the securities and exchange commission on May 13, 2011 (the “Original Filing”), the first amendment filed on July 5, 2011, and second on August 25, 2011 in order to (i) correct the term of “due from parent” as “prepaid expenses” on both the Balance Sheet and Note E (ii) update the name from Emmaus Holdings, Inc to Emmaus Life Sciences, Inc. and (iii) to revise Item 4 Controls and Procedures to state that managements evaluation determined controls were ineffective.

Except as described above, the disclosures in this Amendment No. 3 continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, the Company’s name change from “AFH Acquisition IV, Inc.” to “Emmaus Life Sciences, Inc.” subsequent to the filing of the Original Filing is not reflected in this Amendment No. 3, and forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context.  This Amendment No. 3 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

New certifications of our principal executive and financial officer are included as exhibits to this amendment.

PART I – FINANCIAL INFORMATION

AFH ACQUISITION IV, INC.
 (A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
BEVERLY HILLS, CA

FINANCIAL REPORTS
AT
APRIL 30, 2011

AFH ACQUISTION IV, INC.
 (A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at April 30, 2011 (Unaudited) and October 31, 2010	F-1

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-2

Statements of Operations for the Three and Six Months Ended April 30, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-3

Statements of Cash Flows for the Six Months Ended April 30, 2011 and 2010 and for the Period from Date of Inception (September 24, 2007) through April 30, 2011 (Unaudited)	F-4

Notes to Financial Statements	F-5 – F-9

AFH ACQUISITION IV, INC. (A DEVELOPMENT STAGE COMPANY) (A DELAWARE CORPORATION) Beverly Hills, CA

BALANCE SHEETS AT APRIL 30, 2011 (UNAUDITED) AND OCTOBER 31, 2010

	(Unaudited)
	April 30,	October 31,
	2011	2010

ASSETS
Cash and Cash Equivalents	260	—
Prepaid Expense	1,137,874	—

Total Assets	$1,138,134	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$863	$3,703
Due to Parent	—	11,895

Total Liabilities	863	15,598

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,577,750 and 5,000,000 Issued and Outstanding at		0
April 30, 2011 and October 31, 2010, respectively	5,578	5,000
Additional Paid-In-Capital	1,174,922	20,000
Deficit Accumulated During Development Stage	(43,229)	(40,598)

Total Stockholder's Deficit	1,137,271	(15,598)

Total Liabilities and Stockholder's Deficit	$1,138,134	$—

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

Prior to May 3, 2011, AFH Acquisition IV, Inc. (the “Company”)  was a development stage company that was incorporated under the laws of the State of Delaware on September 24, 2007.  The Company was majority owned by AFH Holding & Advisory, LLC (the “Parent”).  The financial statements presented represent only those transactions of the Company. On April 21, 2011, the Company entered into a merger agreement and plan of merger with Emmaus Medical, Inc. (“Emmaus”), which closed on May 3, 2011 (See Note G).  Effective September 14, 2011, “Emmaus Holdings, Inc.” changed its name to “Emmaus Life Sciences, Inc.”

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
Financial Instruments

The Company’s financial instruments consist of cash and Prepaid Expense. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

AFH ACQUISITION IV, INC.
 (A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note E -	Prepaid Expenses

Represents prepayment to AFH Holding & Advisory, LLC, (our parent) for future consulting services. The consulting services are expected to include identifying potential merger candidates as well as facilitating the merger transaction on our behalf.

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

Pursuant to an Agreement and Plan of Merger, dated April 21, 2011 (the “Merger Agreement”), by and among AFH Acquisition IV, Inc. (“AFH IV”), AFH Merger Sub, Inc. (“AFH Merger Sub”), AFH Holding & Advisory, LLC (“AFH Advisory”), and Emmaus Medical, Inc. (“Emmaus”), Emmaus merged with and into AFH Merger Sub with Emmaus continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger on May 3, 2011, AFH IV changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.”  Effective September 14, 2011, “Emmaus Holdings, Inc.” changed its name to “Emmaus Life Sciences, Inc.”

Emmaus agreed to pay AFH Advisory, our Parent, $500,000 (the “Shell Cost”) for the identification of AFH IV and providing consulting services related to coordination the Merger, assisting with an offering and managing the interrelationship of legal and accounting activities (the “Services”), and to reimburse AFH Advisory for advancement of expenses on behalf of Emmaus incurred in connection with the Services, the Merger and an offering, including, without limitation, reasonable expenses of AFH Advisory (the “Transaction Costs”).

AFH Advisory may be paid any outstanding Shell Cost and Transaction Costs from the proceeds of a public offering or upon the consummation of any other financing.  Alternatively, AFH Advisory may, in its discretion, convert such amount (or any portion thereof) into common stock of the Company at a conversion price equal to 75% of the per share price in the public offering (the “Conversion Price”).  Additionally, the Company agreed to issue warrants to purchase shares of its common stock to AFH Advisory upon the closing of a public offering.  Such warrants will have a term of 5 years from the date of issuance and will have an exercise price equal to the Conversion Price.  The number of shares underlying the warrants will be calculated by dividing the aggregate of the Shell Cost and the total Transaction Costs by the Conversion Price.

Shares of the Company held by AFH Advisory and certain others will be decreased, at the rate of 1% of the post-offering outstanding common shares, for each $1 million or fraction thereof that the gross proceeds to the Company from the offering are less than $10 million. In the event of such reduction, AFH Advisory will reduce the number of those shares by an appropriate percentage. If an offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $5 million, the Company’s arrangement with AFH Advisory provides that the Company may terminate the offering at its sole and absolute discretion, and if the Company terminates the offering, all shares held by AFH Advisory and certain others will be canceled.

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

The Company granted AFH Advisory exclusive rights to act as its advisor in connection with all financings and mergers and acquisitions until November 10, 2012 and the right to appoint two board members to the Company’s board of directors upon the closing of the Merger.  In addition, in the event of any merger, stock purchase, asset purchase or similar transaction occurring within one year of the closing of the public offering, AFH Advisory may receive a warrant to purchase shares in an amount to increase AFH Advisory’s total holdings to 10% of the outstanding fully diluted equity of the Company but only to the extent the Company issues securities in connection with such merger, stock purchase, asset purchase or similar transaction

 We further note that just prior to the closing of the Merger, AFH Advisory canceled an aggregate of 1,827,750 shares of our common stock.

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

Pursuant to an Agreement and Plan of Merger, dated April 21, 2011 (the “Merger Agreement”), by and among the Company, AFH Merger Sub, Inc. (“AFH Merger Sub”), AFH Holding & Advisory, LLC (“AFH Advisory”), and Emmaus Medical, Inc. (“Emmaus”), Emmaus merged with and into AFH Merger Sub with Emmaus continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger on May 3, 2011, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.”  Effective September 14, 2011, “Emmaus Holdings, Inc.” changed its name to “Emmaus Life Sciences, Inc.”

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

2

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls.

As of May 3, 2011, we completed a merger as disclosed in Note G of the financial statements.  Upon completion of the Merger, the Company adopted the operating control system of Emmaus Medical, Inc., now Emmaus Life Sciences, Inc.

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

Dated:  November 22, 2011

EMMAUS LIFE SCIENCES, INC.
(Registrant)

By:	/s/ Yutaka Niihara
Name:	Yutaka Niihara M.D., MPH.
Title:	President and Chief Executive Officer and Duly Authorized Officer

5