Form 10-Q/A
period 2011-06-30
EMMAUS LIFE SCIENCES, INC.
filed 2012-02-24
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-Q/A (this “Amendment No. 3”) amends and restates the information contained in the Quarterly Report on Form 10-Q filed by Emmaus Life Sciences, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original Filing”), as previously amended and restated by Amendment No. 1 on Form 10-Q/A filed with the SEC on October 6, 2011 (“Amendment No. 1”) and Amendment No. 2 on Form 10-Q/A filed with the SEC on November 17, 2011 (“Amendment No. 2”).  This Amendment No. 3 reflects restated consolidated financial statements (including updated subsequent events in the notes to the financial statements) to correct an error in the classification of a transaction cost incurred in the amount of $500,000 from additional paid in capital to an expense line item on the consolidated statement of operations titled “Transaction Costs.” Additionally, other transaction costs have been reclassed from general and administrative expenses to the “Transaction Costs” line item in the accompanying statements of operations.

The information contained in this Amendment No. 3 amends and restates the information contained in the Original Report ,Amendment No. 1 and Amendment No. 2, and, unless otherwise indicated in this report, this Amendment No. 3 continues to describe conditions as of the date of the Original Report, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Report, or to modify or update those disclosures affected by subsequent events.  Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Report, and such forward-looking statements should be read in their historical context. This Amendment No. 3 should be read in conjunction with the Original Report, Amendment No. 1 and Amendment No. 2 and the Company’s filings made with the SEC subsequent to the Original Report, including any amendments to those filings.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q/A

 For the Quarterly Period Ended June 30, 2011

INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1

		(b) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and from December 20, 2000 (Inception) to June 30, 2011 (Unaudited)	2

		(c) Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Period from December 20, 2000 (Inception) to June 30, 2011	3

		(d) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and from December 20, 2000 (Inception) to June 30, 2011 (Unaudited)	7

		(e) Notes to Consolidated Financial Statements as of and for the Six Months ended June 30, 2011 (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

	Item 4.	Controls and Procedures	42

Part II	Other Information

	Item 1.	Legal Proceedings	44

	Item 1A.	Risk Factors	44

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	44

	Item 3.	Default Upon Senior Securities	44

	Item 4.	Removed and Reserved	44

	Item 5.	Other Information	44

	Item 6.	Exhibits	45

Signatures

i

Item 1. Financial Statements

EMMAUS Life Sciences, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	As of
	June 30, 2011	December 31, 2010
	(Unaudited) (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$432,262	$258,676
Accounts receivable	38,611	21,746
Inventories	281,705	130,573
Marketable securities	1,173,770	1,674,386
Prepaid expenses and other current assets	50,286	11,479
Total Current Assets	1,976,634	2,096,860

PROPERTY AND EQUIPMENT, net	83,322	94,179

OTHER ASSETS
Marketable securities, long-term	1,173,770	—
Intangibles, net	48,906	134,880
Notes receivable	18,000	18,000
Deposits	376,319	348,408
Total Other Assets	1,616,995	501,288
Total Assets	$3,676,951	$2,692,327

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,121,688	$190,107
Due to related party	703,893	—
Dissenting shareholders payable	200,000	—
Notes payable	480,000	460,000
Convertible notes payable	178,483	246,889
Total current liabilities	2,684,064	896,996

LONG-TERM LIABILITIES
Notes payable	200,000	—
Convertible notes payable, net	828,100	184,030
Total long-term liabilities	1,028,100	184,030
Total Liabilities	3,712,164	1,081,026

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock – par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 24,381,667, (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) and 20,365,053 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	24,382	20,365
Additional paid-in capital	15,055,603	13,799,999
Accumulated other comprehensive income	1,215,726	542,573
Deficit accumulated during the development stage	(16,330,924)	(12,751,636)
Total Shareholders’ Equity (Deficit)	(35,213)	1,611,301
Total Liabilities & Shareholders’ Equity	$3,676,951	$2,692,327

The accompanying notes are an integral part of these financial statements.

EMMAUS Life Sciences, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2011	2010	2011	2010	2011
	(unaudited) (restated)	(unaudited)	(unaudited) (restated)	(unaudited)	(unaudited) (restated)
Sales	$100,101	$19,847	$159,569	$69,394	$534,068
Sales Return	(2,043)	(20,130)	(2,298)	(23,888)	(32,655)
REVENUES	98,058	(283)	157,271	45,506	501,413

COST OF GOODS SOLD
Cost of goods sold	45,588	7,882	70,689	30,415	296,723
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	45,588	7,882	70,689	30,415	532,260
GROSS PROFIT (LOSS)	52,470	(8,165)	86,582	15,091	(30,847)

OPERATING EXPENSES
Research and development	337,889	236,547	648,652	458,493	5,548,304
Selling	174,185	168,310	375,696	293,352	2,177,904
General and administrative	1,189,893	400,563	1,837,718	806,984	7,450,458
Transaction costs	788,893	—	788,893	—	788,893
	2,490,860	805,420	3,650,959	1,558,829	15,965,559
LOSS FROM OPERATIONS	(2,438,390)	(813,585)	(3,564,377)	(1,543,738)	(15,996,406)

OTHER INCOME (EXPENSE)
Interest income	10,169	9,382	16,614	18,391	101,848
Interest expense	(18,864)	(11,893)	(30,675)	(23,843)	(420,668)
	(8,695)	(2,511)	(14,061)	(5,452)	(318,820)
LOSS BEFORE INCOME TAXES	$(2,447,085)	$(816,096)	$(3,578,438)	$(1,549,190)	$(16,315,226)
INCOME TAXES (BENEFIT)	—	(1,250)	850	—	15,698
NET LOSS	$(2,447,085)	$(814,846)	$(3,579,288)	$(1,549,190)	$(16,330,924)

OTHER INCOME Unrealized holding gain on securities available-for-sale, net of tax	(86,667)	—	673,153	—	1,215,726

COMPREHENSIVE LOSS	$(2,533,752)	$(814,846)	$(2,906,135)	$(1,549,190)	$(15,115,198)
NET LOSS PER COMMON SHARE	$(0.11)	$(0.04)	$(0.17)	$(0.08)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,077,289	19,288,138	21,678,616	19,288,138

The accompanying notes are an integral part of these financial statements.

EMMAUS Life Sciences, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

for the period from December 20, 2000 (Inception) to June 30, 2011

(unaudited) (Restated)

					Deficit
	Common stock – par value			Accumulated	Accumulated
	$0.001 per share, 100,000,000		Additional	Other	during
	shares authorized		Paid-in	Comprehensive	Development
	Shares	Common stock	Capital	Income	Stage	Total

Balance, December 31, 2000 (1) (2)	12,531,125	$12,531	$(2,931)	—	$—	$9,600

Net loss	—	—	—	—	(21,942)	(21,942)

Balance, December 31, 2001	12,531,125	12,531	(2,931)	—	(21,942)	(12,342)

Net loss	—	—	—	—	(12,464)	(12,464)

Balance, December 31, 2002	12,531,125	12,531	(2,931)	—	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital	—	—	(34,406)	—	34,406	—

Common stock issued	737,125	737	249,263	—	—	250,000
						—
Net loss	—	—	—	—	(97,481)	(97,481)

Balance, December 31, 2003	13,268,250	13,268	211,926	—	(97,481)	127,713

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

(unaudited) (Restated)

					Deficit
	Common stock – par value			Accumulated	Accumulated
	$0.001 per share, 100,000,000		Additional	Other	during
	shares authorized		Paid-in	Comprehensive	Development
	Shares	Common stock	Capital	income	Stage	Total

Balance, December 31, 2003	13,268,250	$13,268	$211,926	$—	$(97,481)	$127,713

Common stock issued	1,615,542	1,616	646,459	—	—	648,075

Net loss	—	—	—	—	(624,936)	(624,936)

Balance, December 31, 2004	14,883,792	14,884	858,385	—	(722,417)	150,852

Common stock issued	398,549	399	327,886	—	—	328,285

Net loss	—	—	—	—	(668,091)	(668,091)

Balance, December 31, 2005	15,282,341	15,283	1,186,271	—	(1,390,508)	(188,954)

Common stock issued	523,388	523	824,517	—	—	825,040

Net loss	—	—	—	—	(759,962)	(759,962)

Balance, December 31, 2006	15,805,729	15,806	2,010,788	—	(2,150,470)	(123,876)

Common stock issued	1,344,162	1,344	2,732,516	—	—	2,733,860

Net loss	—	—	—	—	(1,282,212)	(1,282,212)

Balance, December 31, 2007	17,149,891	17,150	4,743,304	—	(3,432,682)	1,327,772

EMMAUS Life Sciences, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

for the period from December 20, 2000 (Inception) to June 30, 2011

(unaudited) (Restated)

					Deficit
	Common stock – par value			Accumulated	Accumulated
	$0.001 per share, 100,000,000		Additional	Other	during
	shares authorized		Paid-in	Comprehensive	Development
	Shares	Common stock	Capital	income	Stage	Total

Balance, December 31, 2007	17,149,891	$17,150	$4,743,304	$—	$(3,432,682)	$1,327,772

Common stock issued	1,226,959	1,227	3,389,464	—	—	3,390,691

Net loss	—	—	—	—	(2,993,777)	(2,993,777)

Balance, December 31, 2008	18,376,850	18,377	8,132,768	—	(6,426,459)	1,724,686

Warrants issued	—	—	160,000	—	—	160,000

Common stock issued, net of issuance cost of $160,000	854,446	854	2,078,071	—	—	2,078,925
Net loss	—	—	—	—	(2,567,807)	(2,567,807)
Balance, December 31, 2009	19,231,296	19,231	10,370,839	—	(8,994,266)	1,395,804

Warrants issued	—	—	480,000	—	—	480,000
Common stock issued, net of issuance cost of $480,000	705,900	706	1,643,588	—	—	1,644,294
Conversion of notes payable to common stock	427,857	428	1,305,572	—	—	1,306,000
Unrealized gain on securities available for sale	—	—	—	542,573	—	542,573

Net loss	—	—	—	—	(3,757,370)	(3,757,370)

Balance, December 31, 2010	20,365,053	20,365	13,799,999	542,573	(12,751,636)	1,611,301

EMMAUS Life Sciences, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

for the period from December 20, 2000 (Inception) to June 30, 2011

(unaudited) (Restated)

					Deficit
	Common stock – par value			Accumulated	Accumulated
	$0.001 per share, 100,000,000		Additional	Other	during
	shares authorized		Paid-in	Comprehensive	Development
	Shares	Common stock	Capital	income	Stage	Total

Balance, December 31, 2010	20,365,053	$20,365	$13,799,999	$542,573	$(12,751,636)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	1,153,402	—	—	1,153,674
Conversion of notes payable to common stock	36,514	37	109,993	—	—	110,030
Shares issued to existing shell shareholders in the reorganization	3,750,000	3,750	(3,750)			—
Proceeds from exercise of warrants	4,718	5	14,395			14,400
Cashless exercise of warrants	413	—	—	—	—	—
Common stock repurchased and cancelled from dissenting shareholders	(47,178)	(47)	(199,953)	—	—	(200,000)
Warrants issued in conjunction with convertible note (25,000)			58,790			58,790
Impact of beneficial conversion feature			122,727			122,727
Unrealized gain on securities	—	—	—	673,153	—	673,153
Net loss	—	—	—	—	(3,579,288)	(3,579,288)

Balance, June 30, 2011 (Restated)	24,381,667	$24,382	$15,055,603	$1,215,726	$(16,330,924)	$(35,213)

The accompanying notes are an integral part of these financial statements.

EMMAUS Life Sciences, INC.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(unaudited)

	Six months ended June 30,		From December 20, 2000 (date of inception) to
	2011	2010	June 30, 2011
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,579,288)	$(1,549,190)	$(16,330,924)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	98,325	140,790	805,073
Cost of scrapped inventory written off	—	—	235,537

Net changes in operating assets and liabilities, net of acquisition
Accounts receivable	(16,865)	16,638	(44,717)
Inventory	(151,132)	(118,764)	(513,232)
Prepaid expenses and other current assets	(38,807)	681	(68,286)
Deposits	(27,911)	(230,792)	(325,683)
Accounts payable and accrued expenses	938,791	(145,671)	1,068,759
Due to related party	703,893	—	703,893
Net cash flows used in operating activities	(2,072,994)	(1,886,308)	(14,469,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	—	—	(750,000)
Purchases of marketable securities	—	—	(1,131,813)
Purchases of property and equipment	(1,494)	(4,630)	(187,301)
Net cash flows used in investing activities	(1,494)	(4,630)	(2,069,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	—	—	299,500
Repayment of line of credit	—	—	(299,500)
Proceeds from notes payable issued	400,000	93,212	1,142,463
Payments of notes payable	(180,000)	—	(215,576)
Proceeds from convertible notes payable issued	860,000	200,000	2,350,030
Proceeds from issuance of common stock	1,168,074	1,296,575	13,682,438
Net cash flows from financing activities	2,248,074	1,589,787	16,959,356

Net increase in cash and cash equivalents	173,586	(301,151)	420,662

Cash and cash equivalents, beginning of period	258,676	389,554	—
Cash acquired	—	—	11,600
Cash and cash equivalents, end of period	$432,262	$88,403	$432,262
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$30,675	$23,843	$420,668
Income taxes paid	$850	$—	$15,698
Non-cash Financing Activities:
Conversion of notes payable to common stock	$110,030	$—	$1,416,030

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Restated)

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

Going concern – The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the six months ended June 30, 2011 totaling $3,579,288 as well as accumulated deficit since inception amounting to $16,330,924. Further the Company appears to have inadequate cash and cash equivalents of $432,262 as of June 30, 2011 considering that revenues from operations since inception totaled only $501,413. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

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

The Company's short-term and long-term deferred tax liability is based on the calculation of the deferred taxes on the Company's unrealized gain on available-for-sale securities using a 40% effective tax rate based on a 31% federal income tax rate (net of state tax deduction) combined with an 8.84% California state income tax rate. The Company recognizes a deferred tax asset (through changes in the valuation allowance) for the exact amount of the deferred tax liability. The classification of these deferred taxes is concurrent with the classification of investments for which the unrealized gain is derived. For balance sheet presentation, current deferred tax assets and liabilities have been offset and presented as a single amount and non-current deferred tax assets and liabilities within each tax jurisdiction have been offset and presented as a single amount

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of June 30, 2011, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit. The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

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
Note payable to a shareholder, due on demand, interest payable monthly at 6.5% per annum
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

NOTE 9 – RELATED PARTY TRANSACTIONS (Restated)

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

The Company has agreed to (i) pay AFH Holding and Advisory, LLC (“AFH Advisory”) $500,000 (the “Shell Cost”) to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger capitalization of the Company and to (ii) reimburse AFH Advisory for its advancement of expenses on behalf of the Company related to the Merger and a public offering (the “Reimbursable Costs,” and collectively with the Shell Cost, the “Transaction Costs”). These Transaction Costs have been recorded as an expense in the accompanying statement of operations in the period in which they were incurred. As of June 30, 2011, AFH Advisory had advanced an aggregate of $288,893 in Reimbursable Costs on the Company’s behalf. During the six months ended June 30, 2011, the Company paid $85,000 in cash to AFH Advisory for the Reimbursable Costs and, therefore, as of June 30, 2011, owed AFH Advisory an aggregate of $703,893, consisting of $500,000 for the Shell Cost and $203,893 in Reimbursable Costs. Subsequent to June 30, 2011, the Company repaid the remaining $203,893 in Reimbursable Costs to AFH Advisory. The Company does not anticipate that any further Transaction Costs will be advanced by AFH Advisory.

AFH Advisory may be paid any outstanding Transaction Costs from the proceeds of a public offering or upon the consummation of any other financing. Alternatively, AFH Advisory may, in its discretion, convert such amount (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price in the offering (the “Conversion Price”). Additionally, the Company has agreed to issue warrants to purchase shares of common stock to AFH Advisory upon the closing of a public offering. Such warrants will have a term of 5 years from the date of issuance and will have an exercise price equal to the Conversion Price. The number of shares underlying the warrants will be calculated by dividing the aggregate of the Shell Cost and the total advanced Reimbursable Costs by the Conversion Price.

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

If the Company’s arrangement with AFH Advisory is terminated based on mutual agreement of the parties or based on a breach by the Company, AFH Advisory will receive its Reimbursable Costs incurred as of the date of termination. If the arrangement with AFH Advisory is terminated (i) by either party (without being cured within 30 days) based on identification of information in the course of its due diligence investigation that it deems unsatisfactory, or if the parties are unable to agree to a valuation within 45 days following completion of satisfactory due diligence by an investment bank, or (ii) by the Company if an offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $10 million or based on a breach by AFH Advisory that is not cured within 30 days, then AFH Advisory will receive reimbursement for 50% of Reimbursable Costs actually incurred to the date of such termination. If a public offering cannot be consummated with gross proceeds of at least $5 million, and the Company exercises its right to terminate the offering, then the Company will reimburse AFH Advisory an amount equal to 50% of the Transaction Costs incurred as of the date of termination, and AFH Advisory, in its discretion, has the option to be paid any outstanding amounts at the time of termination in cash or to convert such amounts (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price of the shares of common stock sold in the Company’s most recently completed private offering of common stock. In the event of termination by the Company because a public offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $10 million, and if the Company enters into any transaction or a sale of all or substantially all of its assets within 12 months of such termination, AFH Advisory will be entitled to (i) 5% of its holdings (including holdings of certain others) of any securities received by the Company or the Company’s shareholders upon consummation of any business combination or other similar transaction; or (ii) cash or any other consideration it would have received as if it had a 5% ownership interest in the Company immediately prior to the closing of any such transaction.

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

NOTE 10 - COMMON STOCK TRANSACTIONS (RESTATED)

The Company engaged in the following stock transactions for the period from inception (December 20, 2000) through June 30, 2011.

	Date	Shares	$/Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Balance, December 31, 2000 (1) (2)		12,531,125	0.00	12,531	(2,931)	$-	$-	9,600

Net loss		-		-	-	-	(21,942)	(21,942)

Balance, December 31, 2001		12,531,125		12,531	(2,931)	-	(21,942)	(12,342)

Net loss		-		-	-	-	(12,464)	(12,464)

Balance, December 31, 2002		12,531,125		12,531	(2,931)	-	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital		-		-	(34,406)	-	34,406	-

Common stock issued		737,125		737	249,263			250,000

	9/25/03	29,485	0.34	29	9,971			10,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	103,198	0.34	103	34,897			35,000
	9/25/03	58,970	0.34	59	19,941			20,000
	9/25/03	73,713	0.34	74	24,926			25,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/29/03	29,485	0.34	29	9,971			10,000
	9/30/03	176,910	0.34	177	59,823			60,000
	10/10/03	29,485	0.34	29	9,971			10,000

	Date	Shares	$/Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000

Net loss		-		-	-	-	(97,481)	(97,481)

Balance, December 31, 2003		13,268,250		13,268	211,926	-	(97,481)	127,713

Common stock issued		1,615,542		1,616	636,384			638,000

	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	6/22/04	88,455	0.34	88	29,912			30,000
	6/22/04	41,279	0.34	41	13,959			14,000
	4/24/04	73,713	0.34	74	24,997			25,000
	6/22/04	73,713	0.34	74	24,997			25,000
	7/6/04	16,217	0.34	16	5,484			5,500
	7/6/04	16,217	0.34	16	5,484			5,500
	9/21/04	88,455	0.06	88	4,912			5,000
	4/21/04	29,485	0.34	29	9,971			10,000
	6/22/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	12/28/05	44,228	2.03	44	89,998			90,000
	4/4/05	14,743	0.34	15	4,999			5,000
	1/31/05	14,743	2.03	15	29,999			30,000
	2/17/05	5,897	2.03	6	11,994			12,000
	2/24/05	2,949	2.03	3	5,997			6,000

Rounding		(240)

(Subscriptions Receivable) Collections					10,075			10,075

Net loss		-		-	-	-	(624,936)	(624,936)

Balance, December 31, 2004		14,883,792	-	14,884	858,385	-	(722,417)	150,852

Common stock issued		398,549		399	811,227			811,626

	1/31/05	49,151	2.03	49	99,951			100,000
	7/25/05	2,949	2.03	3	5,997			6,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	10/21/05	29,485	2.03	29	59,971			60,000
	12/21/05	11,794	2.03	12	23,988			24,000
	7/2/07	4,953	2.04	5	10,075			10,080
	5/9/08	288,747	2.03	289	587,258			587,546
		-
Rounding		(326)			3
	9/21/05	2,949	2.03	3	5,997			6,000
(Subscriptions Receivable) Collections					(489,341)			(489,341)
Net loss		-		-	-	-	(668,091)	(668,091)

Balance, December 31, 2005		15,282,341		15,283	1,186,271	-	(1,390,508)	(188,954)

Common stock issued		523,388		523	824,517			1,062,460

	7/25/05	4,423	2.03	4	8,996			9,000
	12/16/05	14,743	2.03	15	29,985			30,000
	1/10/06	29,485	2.03	29	59,971			60,000
	1/6/06	14,743	2.03	15	29,985			30,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/5/06	29,485	2.03	29	59,971			60,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/6/06	4,924	2.03	5	9,995			10,000
	1/13/06	2,949	2.03	3	5,997			6,000
	2/28/06	2,949	2.03	3	5,997			6,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	8,846	2.03	9	17,991			18,000
	4/28/06	2,949	2.03	3	5,997			6,000
	5/1/06	2,949	2.03	3	5,997			6,000
	5/9/06	14,743	2.03	15	29,985			30,000
	5/1/06	14,743	2.03	15	29,985			30,000
	6/15/06	2,949	2.03	3	5,997			6,000
	9/29/06	2,949	2.03	3	5,997			6,000
	10/17/06	14,743	2.03	15	29,985			30,000
	10/13/06	14,743	2.03	15	29,985			30,000
	10/19/06	14,743	2.03	15	29,985			30,000
	11/10/06	7,371	2.03	7	14,993			15,000
	11/10/06	4,423	2.03	4	8,996			9,000
	11/10/06	29,485	2.03	29	59,971			60,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/6/06	5,897	2.03	6	11,994			12,000
	11/6/06	14,743	2.03	15	29,985			30,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/22/06	7,371	2.03	7	14,993			15,000
	12/1/06	29,485	2.03	29	59,971			60,000
	11/27/06	2,949	2.03	3	5,997			6,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	12/6/06	9,848	2.03	10	20,030			20,040
	12/6/06	4,423	2.03	4	8,996			9,000
	12/6/06	7,371	2.03	7	14,993			15,000
	12/18/06	14,743	2.03	15	29,985			30,000
	1/24/07	14,743	2.03	15	29,985			30,000
	4/10/07	14,743	2.03	15	29,985			30,000
	5/31/07	2,949	2.03	3	5,997			6,000
	5/29/08	14,743	2.03	15	29,985			30,000
	5/29/08	14,743	2.03	15	29,985			30,000
	3/31/08	4,423	1.45	4	6,416			6,420
	3/10/08	2,949	2.03	3	5,997			6,000

Rounding					(5)			(5)
(Subscriptions Receivable) Collections					(237,415)			(237,415)

Net loss		-		-	-	-	(759,962)	(759,962)

Balance, December 31, 2006		15,805,729		15,806	2,010,788	-	(2,150,470)	(123,876)

Common stock issued		1,344,162		1,344	2,679,376			2,680,720

	2/5/07	4,423	2.03	4	8,996			9,000
	3/8/07	4,423	2.03	4	8,996			9,000
	4/26/07	14,743	2.03	15	29,985			30,000
	5/3/07	14,743	2.03	15	29,985			30,000
	5/8/07	5,897	2.03	6	11,994			12,000
	5/8/07	14,743	2.03	15	29,985			30,000
	5/8/07	14,743	2.03	15	29,985			30,000
	5/11/07	8,846	2.03	9	17,991			18,000
	5/11/07	4,423	2.03	4	8,996			9,000
	5/11/07	4,423	2.03	4	8,996			9,000
	5/14/07	9,730	2.03	10	19,790			19,800
	5/11/07	4,423	2.03	4	8,996			9,000
	5/18/07	14,743	2.03	15	29,985			30,000
	5/18/07	14,743	2.03	15	29,985			30,000
	5/24/07	14,743	2.03	15	29,985			30,000
	5/31/07	29,485	2.03	29	59,971			60,000
	6/2/07	49,181	2.03	49	100,031			100,080
	6/1/07	29,485	2.03	29	59,971			60,000
	6/1/07	29,485	2.03	29	59,971			60,000
	6/6/07	29,485	2.03	29	59,971			60,000
	6/4/07	4,924	2.03	5	10,015			10,020
	6/28/07	44,228	2.03	44	89,956			90,000
	6/15/07	5,897	2.03	6	11,994			12,000
	6/14/07	7,371	2.04	7	14,993			15,000
	6/15/07	4,423	2.03	4	8,996			9,000
	6/15/07	5,897	2.03	6	11,994			12,000
	6/15/07	14,743	2.03	15	29,985			30,000
	6/20/07	14,743	2.03	15	29,985			30,000

Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
6/20/07	14,743	2.03	15	29,985			30,000
6/28/07	9,877	2.04	10	20,090			20,100
6/20/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/29/07	14,743	2.03	15	29,985			30,000
7/2/07	14,743	2.03	15	29,985			30,000
7/2/07	5,897	2.03	6	11,994			12,000
7/2/07	44,228	2.03	44	89,956			90,000
7/2/07	1,474	2.04	1	2,999			3,000
7/2/07	7,371	2.04	7	14,993			15,000
7/11/07	29,485	2.03	29	59,971			60,000
7/6/07	29,485	2.03	29	59,971			60,000
7/11/07	29,485	2.03	29	59,971			60,000
7/17/07	23,588	2.03	24	47,976			48,000
7/16/07	147,425	2.03	147	299,853			300,000
7/11/07	20,640	2.03	21	41,979			42,000
7/18/07	26,537	2.03	27	53,973			54,000
7/21/07	14,743	2.03	15	29,985			30,000
7/23/07	11,794	2.03	12	23,988			24,000
7/24/07	7,371	2.04	7	14,993			15,000
7/26/07	29,485	2.03	29	59,971			60,000
7/23/07	11,794	2.03	12	23,988			24,000
7/27/07	29,485	2.03	29	59,971			60,000
7/27/07	14,743	2.03	15	29,985			30,000
7/30/07	14,743	2.03	15	29,985			30,000
7/30/07	14,743	2.03	15	29,985			30,000
7/31/07	26,537	2.03	27	53,973			54,000
8/7/07	2,949	2.03	3	5,997			6,000
8/25/07	29,485	2.03	29	59,971			60,000
8/25/07	14,743	2.03	15	29,985			30,000
8/30/07	14,743	2.03	15	29,985			30,000
10/3/07	14,743	2.03	15	29,985			30,000
10/17/07	10,320	2.08	10	21,490			21,500
11/5/07	32,434	2.03	32	65,968			66,000
10/22/07	4,924	2.03	5	10,015			10,020
11/28/07	14,743	2.03	15	29,985			30,000
11/15/07	5,307	2.04	5	10,795			10,800
11/15/07	5,307	2.04	5	10,795			10,800
12/15/07	14,743	2.03	15	29,985			30,000
12/5/07	29,485	0.17	29	4,971			5,000
12/4/07	2,949	2.03	3	5,997			6,000
12/4/07	2,949	2.03	3	5,997			6,000
12/12/07	14,743	2.03	15	29,985			30,000
12/18/07	14,743	2.03	15	29,985			30,000
12/21/07	23,883	2.03	24	48,576			48,600
12/26/07	2,949	2.03	3	5,997			6,000
12/26/07	14,743	2.03	15	29,985			30,000
12/28/07	14,743	2.03	15	29,985			30,000
12/29/07	14,743	2.03	15	29,985			30,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
(Subscriptions Receivable) Collections					53,149			53,149
Rounding		10			(9)			(9)
Net loss		-		-	-	-	(1,282,212)	(1,282,212)

Balance, December 31, 2007		17,149,891	-	17,150	4,743,304	-	(3,432,682)	1,327,772

Common stock issued		1,226,959		1,227	2,495,493			2,496,720

	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/9/08	17,691	2.03	18	35,982			36,000
	1/9/08	29,485	2.03	29	59,971			60,000
	1/9/08	14,743	2.03	15	29,985			30,000
	1/10/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/15/08	147,425	2.03	147	299,853			300,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/18/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/22/08	14,743	2.03	15	29,985			30,000
	1/24/08	23,588	2.03	24	47,976			48,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/29/08	23,588	2.03	24	47,976			48,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/30/08	14,743	2.03	15	29,985			30,000
	2/7/08	17,691	2.03	18	35,982			36,000
	2/1/08	14,743	2.03	15	29,985			30,000
	2/1/08	19,165	2.03	19	38,981			39,000
	2/7/08	73,713	2.03	74	149,926			150,000
	2/1/08	98,274	2.03	98	199,882			199,980
	2/25/08	14,743	2.03	15	29,985			30,000
	2/25/08	23,588	2.03	24	47,976			48,000
	2/27/08	98,303	2.03	98	199,942			200,040
	3/1/08	19,165	2.03	19	38,981			39,000
	3/1/08	29,485	2.03	29	59,971			60,000
	2/29/08	5,897	2.03	6	11,994			12,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/3/08	14,743	2.03	15	29,985			30,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/4/08	2,949	2.03	3	5,997			6,000
	3/4/08	10,320	2.03	10	20,990			21,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

	3/5/08	14,743	2.03	15	29,985			30,000
	3/13/08	14,743	2.03	15	29,985			30,000
	3/10/08	14,743	2.03	15	29,985			30,000
	3/31/08	590	2.03	1	1,199			1,200
	3/25/08	14,743	2.03	15	29,985			30,000
	3/31/08	14,743	2.03	15	29,985			30,000
	4/2/08	14,743	2.03	15	29,985			30,000
	4/2/08	5,160	2.03	5	10,495			10,500
	4/7/08	117,940	2.03	118	239,882			240,000
	4/11/08	29,485	2.03	29	59,971			60,000
	4/9/08	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					893,988			893,988
Rounding		12			(17)			(17)
Net loss		-		-	-	-	(2,993,777)	(2,993,777)

Balance, December 31, 2008		18,376,850		18,377	8,132,768	-	(6,426,459)	1,724,686

Common stock issued		854,446		854	2,238,072			2,349,940

	3/28/08	58,970	2.03	59	119,941			120,000
	3/31/08	5,897	2.03	6	11,994			12,000
	4/7/08	7,371	2.03	7	14,993			15,000
	1/12/09	19,165	2.03	19	38,981			39,000
	1/12/09	14,743	2.03	15	29,985			30,000
	1/12/09	24,590	2.03	25	49,975			50,000
	1/12/09	122,864	2.03	123	249,877			250,000
	3/30/09	8,846	3.05	9	26,991			27,000
	3/16/09	5,897	3.05	6	17,994			18,000
	3/16/09	11,794	3.05	12	35,988			36,000
	3/18/09	7,371	3.05	7	22,493			22,500
	5/11/09	7,371	3.05	7	22,493			22,500
	5/15/09	7,371	3.05	7	22,493			22,500
	5/19/09	8,846	3.05	9	26,991			27,000
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500
	5/22/09	7,371	3.05	7	22,493			22,500
	6/30/09	8,846	3.05	9	26,991			27,000
	6/30/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	6/24/09	7,371	3.05	7	22,493			22,500
	6/18/09	20,640	3.05	21	62,979			63,000
	5/21/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

	6/16/09	9,848	3.05	10	30,050			30,060
	6/29/09	44,228	3.05	44	134,956			135,000
	7/10/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	7/2/09	14,743	3.05	15	44,985			45,000
	7/2/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	7/23/09	7,371	3.05	7	22,493			22,500
	7/29/09	10,320	3.05	10	31,490			31,500
	7/31/09	30,959	3.05	31	94,469			94,500
	8/5/09	22,114	3.05	22	67,478			67,500
	8/27/09	14,743	3.05	15	44,985			45,000
	8/7/09	7,371	3.05	7	22,493			22,500
	8/21/09	20,640	3.05	21	62,979			63,000
	9/4/09	28,011	3.05	28	85,472			85,500
	9/4/09	5,897	3.05	6	17,994			18,000
	9/8/09	7,371	3.05	7	22,493			22,500
	9/18/09	11,794	3.05	12	35,988			36,000
	7/15/09	7,371	3.05	7	22,493			22,500
	7/17/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	9/25/09	7,371	3.05	7	22,493			22,500
	1/10/10	14,743	3.05	15	44,985			45,000
	12/18/09	88,455	3.05	88	269,912			270,000
	12/11/09	9,789	3.05	10	29,870			29,880
	11/25/09	32,787	3.05	33	99,967			100,000

(Subscriptions Receivable) Collections					(111,015)			(111,015)
Rounding				(1)	1

Net loss		-		-	-	-	(2,567,807)	(2,567,807)

Balance, December 31, 2009		19,231,296		19,231	10,370,839	-	(8,994,266)	1,395,804

Common stock issued	Total	705,311		706	2,149,637			3,456,342

	11/16/09	11,794	3.05	12	35,988			36,000
	1/10/10	14,743	3.05	15	44,985			45,000
	2/10/10	35,382	3.05	35	107,965			108,000
	2/9/10	10,320	3.05	10	31,490			31,500
	2/9/10	826	-	1	(1)
	3/23/10	29,485	3.05	29	89,971			90,000
	3/23/10	51,599	3.05	52	157,448			157,500
	3/23/10	81,909	3.05	82	249,938			250,020
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

	4/12/10	58,970	3.05	59	179,941			180,000
	5/19/10	10,320	3.05	10	31,490			31,500
	5/25/10	10,320	3.05	10	31,490			31,500
	7/15/10	106,146	3.05	106	323,894			324,000
	7/15/10	32,758	3.05	33	99,967			100,000
	7/12/10	8,551	3.05	9	26,091			26,100
	7/14/10	10,320	3.05	10	31,490			31,500
	7/12/10	7,371	3.05	7	22,493			22,500
	10/18/10	38,331	3.05	38	116,962			117,000
	10/20/10	10,320	3.05	10	31,490			31,500
	10/20/10	10,320	3.05	10	31,490			31,500
	10/27/10	10,320	3.05	10	31,490			31,500
	11/10/10	32,787	3.05	33	100,047			100,080
	11/16/10	11,794	3.05	12	35,988			36,000
	11/17/10	10,320	3.05	10	31,490			31,500
	11/23/10	10,320	3.05	10	31,490			31,500
	11/23/10	16,394	3.05	16	50,024			50,040
	11/24/10	7,371	3.05	7	22,495			22,502
	11/23/10	14,743	3.05	15	44,985			45,000
	11/26/10	4,128	3.05	4	12,596			12,600
	11/9/10	16,394	3.05	16	49,984			50,000

Conversion of notes payable to Common stock	Total	427,945		428	1,305,572

	11/9/10	49,151	3.05	49	149,951			150,000
	11/9/10	49,151	3.05	49	149,951			150,000
	11/11/10	73,713	3.05	74	224,926			225,000
	11/12/10	32,787	3.05	33	99,967			100,000
	11/22/10	131,061	3.05	131	399,869			400,000
	11/22/10	49,151	3.05	49	149,951			150,000
	11/23/10	14,743	3.05	15	44,985			45,000
	11/30/10	16,394	3.05	16	49,984			50,000
	12/3/10	11,794	3.05	12	35,988			36,000

(Subscriptions Receivable) Collections					(26,048)			(26,048)
Rounding		501		1	(1)

Unrealized gain on securities available for sale		-		-	-	542,573	-	542,573

Net loss		-		-	-	-	(3,757,370)	(3,757,370)

Balance, December 31, 2010		20,365,053		20,365	13,799,999	542,573	(12,751,636)	1,611,301

Common stock issued	Total	272,147		272	1,153,402			1,153,674

	3/18/11	70,764	4.24	71	299,929			300,000
	3/18/11	11,794	4.24	12	49,988			50,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

	3/18/11	5,897	4.24	6	24,994			25,000
	3/21/11	5,897	4.24	6	24,994			25,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/18/11	14,743	4.24	15	62,485			62,500
	3/21/11	5,897	4.24	6	24,994			25,000
	3/21/11	8,551	4.24	9	36,241			36,250
	3/22/11	5,897	4.24	6	24,994			25,000
	3/22/11	8,846	4.24	9	37,491			37,500
	3/22/11	5,897	4.24	6	24,994			25,000
	3/22/11	17,691	4.24	18	74,982			75,000
	3/22/11	7,076	4.24	7	29,993			30,000
	3/23/11	14,743	4.24	15	62,470			62,485
	3/24/11	23,588	4.24	24	99,947			99,971
	3/24/11	11,794	4.24	12	49,973			49,985
	3/25/11	5,897	4.24	6	24,977			24,983

Conversion of notes payable to Common stock	Total	36,060		36	109,994

	1/21/11	16,394	3.05	16	49,984			50,000
	1/21/11	19,666	3.05	20	60,010			60,030

Shares issued to existing shell shareholders in the reorganization	5/3/11	3,750,000		3,750	(3,750)			-

Common stock repurchased and cancelled from dissenting shareholders		(47,178)		(47)	(199,953)			(200,000)

Rounding		454		1	(1)

Proceeds from exercise of warrants	Total	5,131		5	14,395

	4/11/11	1,769	3.05	2	5,398			5,400
	5/25/11	413	-	-	-
	6/3/11	2,949	3.05	3	8,997			9,000

Warrants issued in conjunction with convertible note					58,790			58,790

Impact of beneficial conversion feature					122,727			122,727

Unrealized gain on securities available for sale		-		-	-	673,153	-	673,153

Net loss		-		-	-	-	(3,579,288)	(3,579,288)

Balance, June 30, 2011 (restated)		24,381,667		24,382	15,055,603	1,215,726	(16,330,924)	(35,213)

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

NOTE 12 – SUBSEQUENT EVENTS (restated)

Management evaluated subsequent events through February 16, 2012, the date the restated financial statements were issued.

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

On September 30, 2011, the Company entered into an Amended and Restated Letter of Intent (the “LOI”) withAFH Advisory. Pursuant to the LOI, the Company has agreed to pay AFH Advisory $500,000 (the “Shell Cost”) to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger capitalization of the Company and (ii) reimburse AFH Advisory for its advancement of expenses on behalf of the Company related to the Merger and a public offering (the “Reimbursable Costs,” and collectively with the Shell Cost, the “Transaction Costs”).

AFH Advisory may be paid any outstanding Transaction Costs from the proceeds of a public offering or upon the consummation of any other financing.  Alternatively, AFH Advisory may, in its discretion, convert such amount (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price in the public offering (the “Conversion Price”).  Additionally, the Company has agreed to issue warrants to purchase shares of common stock to AFH Advisory upon the closing of a public offering.  Such warrants will have a term of 5 years from the date of issuance and will have an exercise price equal to the Conversion Price.  The number of shares underlying the warrants will be calculated by dividing the aggregate of the Shell Cost and the total advanced Reimbursable Costs by the Conversion Price.

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

If the Company’s arrangement with AFH Advisory is terminated based on mutual agreement of the parties or based on a breach by the Company, AFH Advisory will receive its Reimbursable Costs incurred as of the date of termination.   If the arrangement with AFH Advisory is terminated (i) by either party (without being cured within 30 days) based on identification of information in the course of its due diligence investigation that it deems unsatisfactory, or if the parties are unable to agree to a valuation within 45 days following completion of satisfactory due diligence by an investment bank, or (ii) by the Company if a public offering cannot be consummated to provide for gross proceeds to the Company of at least $10 million or based on a breach by AFH Advisory that is not cured within 30 days, then AFH Advisory will receive reimbursement for 50% of Reimbursable Costs actually incurred to the date of such termination.  If a public offering cannot be consummated with gross proceeds of at least $5 million, and the Company exercises its right to terminate the offering, then the Company will reimburse AFH Advisory an amount equal to 50% of the Transaction Costs incurred as of the date of termination, and AFH Advisory, in its discretion, has the option to be paid any outstanding amounts at the time of termination in cash or to convert such amounts (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price of the shares of common stock sold in the Company’s most recently completed private offering of common stock. In the event of termination by the Company because a public offering cannot be consummated to provide for gross proceeds to the Company of at least $10 million, and if the Company enters into any transaction or a sale of all or substantially all of its assets within 12 months of such termination, AFH Advisory will be entitled to (i) 5% of its holdings (including holdings of certain others) of any securities received by the Company or the Company’s shareholders upon consummation of any business combination or other similar transaction; or (ii) cash or any other consideration it would have received as if it had a 5% ownership interest in the Company immediately prior to the closing of any such transaction.

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

In November 2011, the Company formed Emmaus Medical Europe, Ltd. (“EM Europe”), a wholly owned subsidiary of Emmaus Medical. EM Europe’s primary focus is expanding the business of Emmaus Medical in Europe.

In January 2012, the Company issued a promissory note in the amount of $200,000. The note bears interest at 8% per annum and all unpaid principal and interest are due upon demand at the lender’s option. In connection with the issuance of the note, the Company issued three-year warrants to purchase 55,556 shares of the Company’s common stock at a per share exercise price of $1.00.

In February 2012, the Company issued a promissory note in the amount of $205,000, which bears interest at 11% per annum and matures on the two year anniversary date of the note. In connection with the issuance of the note, the Company issued three-year warrants to purchase 56,945 shares of the Company’s common stock at a per share exercise price of $1.00.

In February 2012, the Company issued a one-year convertible note in the amount of $108,000, which bears interest at 8% per annum and matures on the anniversary date of the note. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share. In connection with the issuance of the note, the Company issued three-year warrants to purchase 30,000 shares of the Company’s common stock at a per share exercise price of $1.00.

NOTE 13 – RESTATEMENT

The Company restated its previously issued consolidated financial statements to report the correction of an error in the classification of a transaction cost incurred in the amount of $500,000 from additional paid in capital to an expense line item on the consolidated statement of operations titled “Transaction Costs.” Additionally, other transaction costs have been reclassed from general and administrative expenses to the “Transaction Costs” line item in the accompanying statement of operations. The effect of the restatement on results of operations and financial position as of and for the three and six months ended June 30, 2011 were as follows:

	Three months ended June 30, 2011
	As previously restated in Amendment No. 2 to Form 10-Q	As restated in Amendment No. 3 to Form 10-Q
Statement of Operations
Total operating expense	1,990,860	2,490,860
Loss from operations	(1,938,390)	(2,438,390)
Net loss	(1,947,085)	(2,447,085)
Net loss per common chare	(0.08)	(0.11)

Balance Sheet
Additional paid in capital	14,555,603	15,055,603
Deficit accumulated during development stage	(15,830,924)	(16,330,924)

	Six months ended June 30, 2011
Statement of Operations	As previously restated in Amendment No. 2 to Form 10-Q	As restated in Amendment No. 3 to Form 10-Q
Total operational expenses	3,150,959	3,650,959
Loss from operations	(3,064,377)	(3,564,377)
Net loss	(3,079,288)	(3,579,288)
Net loss per common share	(0.14)	(0.17)

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements for the years ended December 31, 2010 and 2009 and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Current Report on Form 8-K/A originally filed with the Securities and Exchange Commission on November 17, 2011 and as subsequently amended (the “Current Report”).

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2011	2010	2011	2010	2011
	(unaudited) (restated)	(unaudited)	(unaudited) (restated)	(unaudited)	(unaudited) (restated)
Sales	$100,101	$19,847	$159,569	$69,394	$534,068
Sales return	(2,043)	(20,130)	(2,298)	(23,888)	(32,655)
Revenues	98,058	(283)	157,271	45,506	501,413
Cost of goods sold	45,588	7,882	70,689	30,415	296,723
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	45,588	7,882	70,689	30,415	532,260
Gross profit (loss)	52,470	(8,165)	86,582	15,091	(30,847)

Operating expenses
Research and development	337,889	236,547	648,652	458,493	5,548,304
Selling	174,185	168,310	375,696	293,352	2,177,904
General and administrative	1,189,893	400,563	1,837,718	806,984	7,450,458
Transaction costs	788,893	—	788,893	—	788,893
	2,490,860	805,420	3,650,959	1,558,829	15,965,559
Loss from operations	(2,438,390)	(813,585)	(3,564,377)	(1,543,738)	(15,996,406)

Other income (expense)
Interest income	10,169	9,382	16,614	18,391	101,848
Interest expense	(18,864)	(11,893)	(30,675)	(23,843)	(420,668)
	(8,695)	(2,511)	(14,061)	(5,452)	(318,820)
Loss before income taxes	(2,447,085)	(816,096)	(3,578,438)	(1,549,190)	(16,315,226)
Income taxes (benefit)	—	(1,250)	850	—	15,698
Net loss	(2,447,085)	(814,846)	(3,079,288)	(1,549,190)	(16,330,924)
Net Loss per common share	(0.11)	(0.04)	(0.17)	(0.08)
Weighted average common shares outstanding	23,077,289	19,288,138	21,678,616	19,288,138

Three Months Ended June 30, 2011 and 2010

Net Losses. Net losses increased $1.6 million, or 200%, from $0.8 million to $2.4 million for the three months ended June 30, 2010 and 2011, respectively, and we expect to continue to generate losses as we progress toward the commercialization of product candidates. The increase in net losses is primarily a result of increased operating expenses as discussed below. As of June 30, 2011, we had an accumulated deficit of approximately $16.3 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

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

General and Administrative Expenses. General and administrative expenses increased $0.8 million, or 197%, from $0.4 million to $1.2 million for the three months ended June 30, 2010 and 2011, respectively. The increase was largely due to an increase in costs related to increased payroll, legal fees and consulting fees. The Company hired additional professional staff in 2011 which resulted in an increase in payroll expenses of $21,756. We also incurred increased legal and consulting expenses of approximately $901,091 in connection with the Merger in 2011.

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

Transaction Costs. During the three months ended June 30, 2011, we incurred approximately $0.8 million in expenses related to the Merger. These costs consist of $0.5 million payable to AFH Advisory to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger capitalization of the Company and $0.3 million in expenses advanced on our behalf by AFH Advisory related to the Merger and a public offering for which we have agreed to reimburse AFH Advisory.

Six Months Ended June 30, 2011 and 2010

Net Losses. Net losses increased $2.0 million, or 131%, from $1.5 million to $3.6 million for the six months ended June 30, 2010 and 2011, respectively, and we expect to continue to generate losses as we progress toward the commercialization of product candidates. The increase in net losses is primarily a result of increased operating expenses as discussed below. As of June 30, 2011, we had an accumulated deficit of approximately $16.3 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

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

General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 128%, from $0.8 million to $1.8 million for the six months ended June 30, 2010 and 2011, respectively. The increase was largely due to an increase in costs related to increased payroll, legal fees and consulting fees. The Company hired additional professional staff in 2011 which resulted in an increase in payroll expenses of $0.1 million. We also incurred increased legal and consulting expenses of approximately $0.9 million in connection with the Merger in 2011.

Transaction Costs. During the six months ended June 30, 2011 we incurred approximately $0.8 million in expenses related to the Merger. These costs consist of $0.5 million payable to AFH Advisory to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger capitalization of the Company and $0.3 million in expenses advanced on our behalf by AFH Advisory related to the Merger and a public offering for which we have agreed to reimburse AFH Advisory.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $0.4 million as of June 30, 2011, the Company does not appear to have sufficient operating capital without raising additional capital. We incurred losses of $3.6 million for the six months ended June 30, 2011 and $3.8 million for the year ended December 31, 2010. We had an accumulated deficit since inception to June 30, 2011 of $16.3 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the development and commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease and the expansion of corporate infrastructure, including costs associated with being a public company. As a result, we will seek to fund operations through public or private equity or debt financings, loans, including loans from related parties or other sources, such as strategic partnership agreements. As part of this effort, we have received many loans from stockholders as discussed below. Additionally, we raised approximately $1.2 million in a private rights offering of common stock in March 2011. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

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

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities increased $0.2 million, or 10%, from $1.9 million to $2.1 million for the six months ended June 30, 2010 and 2011, respectively. This increase was primarily due to a $2.0 million increase in operating expenses offset by an increase in the accounts payable outstanding balance of $1.1 million and due to related party of $0.7 million. The increase in operating expenses was a result of the costs associated in preparing for the merger and public offering. The increase in accounts payable was mainly the result of increased legal expenses payable of $0.5 million and increased consulting expenses payable of $0.5 million related to the public offering. We expect that operating expenses will continue to increase due to costs related to a public offering and costs related to our being a publicly reporting company.

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

Emmaus Life Sciences, Inc.

Dated: February 24, 2012		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Yasushi Nagasaki
	By:	Yasushi Nagasaki
	Its:	Chief Financial Officer (principal financial and accounting officer)

