Form 10-Q/A
period 2011-09-30
EMMAUS LIFE SCIENCES, INC.
filed 2012-02-24
CIK 1420031

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends and restates the information contained in the Quarterly Report on Form 10-Q filed by Emmaus Life Sciences, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 14, 2011 (the “Original Report”).  This Amendment No. 1 reflects restated consolidated financial statements (including updated subsequent events in the notes to the financial statements) to correct an error in the classification of a transaction cost incurred in the amount of $500,000 from additional paid in capital to an expense line item on the consolidated statement of operations titled “Transaction Costs.”  Additionally, other transaction costs have been reclassed from general and administrative expenses to the “Transaction Costs” line item in the accompanying statements of operations.

The information contained in this Amendment No. 1 amends and restates the information contained in the Original Report and, unless otherwise indicated in this report, this Amendment No. 1 continues to describe conditions as of the date of the Original Report, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Report, or to modify or update those disclosures affected by subsequent events.  Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Report, and such forward-looking statements should be read in their historical context. This Amendment No. 1 should be read in conjunction with the Original Report and the Company’s filings made with the SEC subsequent to the Original Report, including any amendments to those filings.

EMMAUS LIFE SCIENCES, INC.
 FORM 10-Q
 For the Quarterly Period Ended September 30, 2011
 INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1

		(b) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and from December 20, 2000 (Inception) to September 30, 2011 (Unaudited)	2

		(c) Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Period from December 20, 2000 (Inception) to September 30, 2011	3

		(d) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and from December 20, 2000 (Inception) to September 30, 2011 (Unaudited)	7

		(e) Notes to Consolidated Financial Statements as of and for the Nine Months ended September 30, 2011 (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

	Item 4.	Controls and Procedures	42

Part II	Other Information

	Item 1.	Legal Proceedings	43

	Item 1A.	Risk Factors	43

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	43

	Item 3.	Default Upon Senior Securities	44

	Item 4.	Removed and Reserved	44

	Item 5.	Other Information	44

	Item 6.	Exhibits	46

Signatures

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Balance Sheets

	As of
	September 30, 2011	December 31, 2010
	(Unaudited) (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$603,160	$258,676
Accounts receivable	77,868	21,746
Inventories	233,933	130,573
Marketable securities	-	1,674,386
Prepaid expenses and other current assets	56,155	11,479
Total Current Assets	971,116	2,096,860

PROPERTY AND EQUIPMENT, net	78,084	94,179

OTHER ASSETS
Marketable securities, long-term	1,794,877	-
Intangibles, net	6,140	134,880
Notes receivable	18,000	18,000
Deposits	347,283	348,408
Total Other Assets	2,166,300	501,288
Total Assets	$3,215,500	$2,692,327

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$476,619	$190,107
Due to related party	500,000	-
Dissenting shareholders payable	200,000	-
Notes payable	380,000	460,000
Convertible notes payable, net	1,203,877	246,889
Total current liabilities	2,760,496	896,996

LONG-TERM LIABILITIES
Notes payable	1,041,728	-
Convertible notes payable	834,849	184,030
Total long-term liabilities	1,876,577	184,030
Total Liabilities	4,637,073	1,081,026

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock – par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 24,381,667, (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) and 20,365,053 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	24,382	20,365
Additional paid-in capital	17,134,813	13,799,999
Accumulated other comprehensive income	663,064	542,573
Deficit accumulated during the development stage	(19,243,832)	(12,751,636)

Total Shareholders’ Equity (Deficit)	(1,421,573)	1,611,301
Total Liabilities & Shareholders’ Equity	$3,215,500	$2,692,327

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited) (restated)	(unaudited)	(unaudited) (restated)
SALES	150,636	22,820	310,205	92,214	684,704
SALES RETURN & ALLOWANCE	1,102	(1,330)	(1,196)	(25,218)	(31,553)
REVENUES	151,738	21,490	309,009	66,996	653,151

COST OF GOODS SOLD
Cost of goods sold	56,954	18,282	127,643	48,697	353,677
Scrapped inventory	-	-	-	-	235,537
Total cost of goods sold	56,954	18,282	127,643	48,697	589,214
GROSS PROFIT	94,784	3,208	181,366	18,299	63,937

OPERATING EXPENSES
Research and development	532,940	185,882	1,181,592	644,375	6,081,244
Selling	234,572	78,152	610,268	371,504	2,412,476
General and administrative	1,984,551	532,286	3,822,269	1,339,270	9,435,009
Transaction Costs	-	-	788,893	-	788,893
	2,752,063	796,320	6,403,022	2,355,149	18,717,622
LOSS FROM OPERATIONS	(2,657,279)	(793,112)	(6,221,656)	(2,336,850)	(18,653,685)

OTHER INCOME (EXPENSE)
Interest income	7,579	14,652	24,193	33,043	109,427
Interest expense	(264,058)	(19,155)	(294,733)	(42,998)	(684,726)
	(256,479)	(4,503)	(270,540)	(9,955)	(575,299)
LOSS BEFORE INCOME TAXES	(2,913,758)	(797,615)	(6,492,196)	(2,346,805)	(19,228,984)
INCOME TAXES	-	1,250	-	1,250	14,848
NET LOSS	(2,913,758)	(798,865)	(6,492,196)	(2,348,055)	(19,243,832)

OTHER INCOME
Unrealized holding gain on securities available-for-sale, net of tax	(552,662)	-	120,491	-	663,064

COMPREHENSIVE LOSS	(3,466,420)	(798,865)	(6,371,705)	(2,348,055)	(18,580,768)
NET LOSS PER COMMON SHARE	(0.12)	(0.04)	(0.29)	(0.12)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,381,667	19,730,173	22,623,847	19,521,641

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to SEPTEMBER 30, 2011
(unaudited) (Restated)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated during Development
	Shares	Common stock	Capital	Income	Stage	Total

Balance, December 31, 2000 (1) (2)	12,531,125	$12,531	$(2,931)	-	$-	$9,600

Net loss	-	-	-	-	(21,942)	(21,942)

Balance, December 31, 2001	12,531,125	12,531	(2,931)	-	(21,942)	(12,342)

Net loss	-	-	-	-	(12,464)	(12,464)

Balance, December 31, 2002	12,531,125	12,531	(2,931)	-	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital	-	-	(34,406)	-	34,406	-

Common stock issued	737,125	737	249,263	-	-	250,000
						-
Net loss	-	-	-	-	(97,481)	(97,481)

Balance, December 31, 2003	13,268,250	13,268	211,926	-	(97,481)	127,713

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
(unaudited) (Restated)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated during Development
	Shares	Common stock	Capital	income	Stage	Total

Balance, December 31, 2003	13,268,250	$13,268	$211,926	$-	$(97,481)	$127,713

Common stock issued	1,615,542	1,616	646,459	-	-	648,075

Net loss	-	-	-	-	(624,936)	(624,936)

Balance, December 31, 2004	14,883,792	14,884	858,385	-	(722,417)	150,852

Common stock issued	398,549	399	327,886	-	-	328,285

Net loss	-	-	-	-	(668,091)	(668,091)

Balance, December 31, 2005	15,282,341	15,283	1,186,271	-	(1,390,508)	(188,954)

Common stock issued	523,388	523	824,517	-	-	825,040

Net loss	-	-	-	-	(759,962)	(759,962)

Balance, December 31, 2006	15,805,729	15,806	2,010,788	-	(2,150,470)	(123,876)

Common stock issued	1,344,162	1,344	2,732,516	-	-	2,733,860

Net loss	-	-	-	-	(1,282,212)	(1,282,212)

Balance, December 31, 2007	17,149,891	17,150	4,743,304	-	(3,432,682)	1,327,772

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to SEPTEMBER 30, 2011
(unaudited) (Restated)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated during Development
	Shares	Common stock	Capital	income	Stage	Total

Balance, December 31, 2007	17,149,891	$17,150	$4,743,304	$-	$(3,432,682)	$1,327,772

Common stock issued	1,226,959	1,227	3,389,464	-	-	3,390,691

Net loss	-	-	-	-	(2,993,777)	(2,993,777)

Balance, December 31, 2008	18,376,850	18,377	8,132,768	-	(6,426,459)	1,724,686

Warrants issued	-	-	160,000	-	-	160,000

Common stock issued, net of issuance cost of $160,000	854,446	854	2,078,071	-	-	2,078,925
Net loss	-	-	-	-	(2,567,807)	(2,567,807)
Balance, December 31, 2009	19,231,296	19,231	10,370,839	-	(8,994,266)	1,395,804

Warrants issued	-	-	480,000	-	-	480,000
Common stock issued, net of issuance cost of $480,000	705,900	706	1,643,588	-	-	1,644,294
Conversion of notes payable to common stock	427,857	428	1,305,572	-	-	1,306,000
Unrealized gain on securities available for sale	-	-	-	542,573	-	542,573

Net loss	-	-	-	-	(3,757,370)	(3,757,370)

Balance, December 31, 2010	20,365,053	20,365	13,799,999	542,573	(12,751,636)	1,611,301

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to SEPTEMBER 30, 2011
(unaudited) (Restated)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated during Development
	Shares	Common stock	Capital	income	Stage	Total

Balance, December 31, 2010	20,365,053	$20,365	$13,799,999	$542,573	$(12,751,636)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	1,153,402	-	-	1,153,674
Conversion of notes payable to common stock	36,514	37	109,993	-	-	110,030
Shares issued to existing shell shareholders in the reorganization	3,750,000	3,750	(3,750)			-
Proceeds from exercise of warrants	4,718	5	14,395			14,400
Cashless exercise of warrants	413	-	-	-	-	-
Common stock repurchased and cancelled from dissenting shareholders	(47,178)	(47)	(199,953)	-	-	(200,000)
Warrants issued as a payment of consulting fee			1,053,150			1,053,150
Warrants issued in conjunction with convertible note (154,586)			406,112			406,112
Impact of beneficial conversion feature			801,465			801,465
Unrealized gain on securities	-	-	-	120,491	-	120,491
Net loss	-	-	-	-	(6,492,196)	(6,492,196)

Balance, September 30, 2011 (unaudited)	24,381,667	$24,382	$17,134,813	$663,064	$(19,243,832)	$(1,421,573)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows
 (unaudited)

			From December 20, 2000 (date of
	Nine months ended September 30,		inception) to September 30,
	2011 (restated)	2010	2011 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,492,196)	$(2,348,055)	$(19,243,832)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	147,284	210,374	854,032
Cost of scrapped inventory written off	-	-	235,537
Fair value of warrants issued for services	1,053,150	-	1,053,150
Interest expense accrued from discount of convertible note	185,414	-	185,414
Net changes in operating assets and liabilities, net of acquisition
Accounts receivable	(56,122)	1,642	(83,974)
Inventory	(103,360)	(206,148)	(465,460)
Prepaid expenses and other current assets	(44,676)	(4,629)	(74,155)
Deposits	1,125	(324,862)	(296,647)
Accounts payable and accrued expenses	286,512	(94,396)	416,481
Due to related party	500,000	-	500,000
Net cash flows used in operating activities	(4,522,869)	(2,766,074)	(16,919,454)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	-	-	(750,000)
Purchases of marketable securities	-	-	(1,131,813)
Purchases of property and equipment	(2,450)	(4,630)	(188,257)
Net cash flows used in investing activities	(2,450)	(4,630)	(2,070,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	-	-	299,500
Repayment of line of credit	-	-	(299,500)
Proceeds from notes payable issued	1,841,728	-	2,584,191
Payments of notes payable	(880,000)	-	(915,576)
Proceeds from convertible notes payable issued	2,740,001	790,030	4,230,031
Proceeds from issuance of common stock	1,168,074	1,618,877	13,682,438
Net cash flows from financing activities	4,869,803	2,408,907	19,581,084

Net increase in cash and cash equivalents	344,484	(361,797)	591,560

Cash and cash equivalents, beginning of period	258,676	389,554	-
Cash acquired	-	-	11,600
Cash and cash equivalents, end of period	$603,160	$27,757	$603,160
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$57,827	$28,019	$447,820
Income taxes paid	$-	$-	$14,848
Non-cash Financing Activities:
Conversion of notes payable to common stock	$110,030	$-	$1,416,030

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

Going concern – The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the nine months ended September 30, 2011 totaling $6,492,196 as well as accumulated deficit since inception amounting to $19,243,832. Further the Company appears to have inadequate cash and cash equivalents of $603,160 as of September 30, 2011 considering that revenues from operations since inception totaled only $653,151. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

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

September 30, 2011
Accounts payable
CRO expenses	$148,017
Miscellaneous vendors	292,996
Subtotal	441,013
Accrued expenses	35,606
Total accounts payable and accrued expenses	$476,619

There are no amounts due to related parties included in accounts payable and accrued expenses.  Amounts due to related parties have been separately presented on the balance sheet.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at:

	September 30, 2011 (Net of Discount)	December 31, 2010
Note payable to a shareholder, due on demand, interest payable monthly at 6.5% per annum.
*Yutaka Niihara – Note 1	$350,000	$350,000
*Yutaka Niihara – Note 2	-	80,000
Daniel Kimbell – Note 1	-	20,000
Daniel Kimbell – Note 2	-	10,000
	-
Note payable to a shareholder, due on demand, interest payable monthly at 8% per annum.
*Yutaka Niihara – Note 3	30,000	-

Note Payable to related parties, due 2013, interest payable quarterly at 8% per annum
**Hope International Hospice, Inc.	200,000	-

Note Payable to a financial institution, due in 2014, interest payable quarterly at 4.5% per annum.	841,728	-

Convertible note payable to related party, due 2012, interest payable annually at 8% per annum
*Yasushi Nagasaki	225,879	-

Convertible note payable, due 2012, interest payable annually at 8% per annum	714,993	-

***Convertible note payable, due 2012, interest payable annually at 8% per annum	263,005	-

Convertible notes payable to shareholders, due 2015, 0% interest payable.	72,000	132,030

Convertible note payable to shareholder, originally due in 2011 but extended by the Lender until 2014, interest payable monthly at 6.5% per annum	260,849	246,889

Convertible note payable to a bank, due in 2016, interest payable monthly at 10% per annum, beginning January 2012.	500,000	-

Convertible notes payable to shareholders, due in 2015, interest payable monthly at 6% per annum.	2,000	52,000
	$3,460,454	$890,919
Amount due in one year	(1,583,877)	(706,889)
Long term portion of notes payable	$1,876,577	$184,030

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

NOTE 9 – RELATED PARTY TRANSACTIONS (RESTATED)

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

The Company has agreed to (i) pay AFH Holding and Advisory, LLC (“AFH Advisory”) $500,000 (the “Shell Cost”) to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger  capitalization of the Company and to (ii) reimburse AFH Advisory for its advancement of expenses on behalf of the Company related to the Merger and a public offering (the “Reimbursable Costs,” and collectively with the Shell Cost, the “Transaction Costs”).  These Transaction Costs have been recorded as an expense in the accompanying statement of operations in the period in which they were incurred. As of September 30, 2011, AFH Advisory had advanced an aggregate of $288,893 in Reimbursable Costs on the Company’s behalf. During the nine months ended September 30, 2011, the Company paid $288,893 in cash to AFH Advisory for the Reimbursable Costs and, therefore, as of September 30, 2011, owed AFH Advisory an aggregate of $500,000 for the Shell Cost. Subsequent to September 30, 2011, the Company paid AFH Advisory $105,554 of the Shell Cost. The Company does not anticipate that any further Transaction Costs will be advanced by AFH Advisory.

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

If the arrangement with AFH Advisory is terminated based on mutual agreement of the parties or based on a breach by the Company, AFH Advisory will receive its Reimbursable Costs incurred as of the date of termination.   If the arrangement with AFH Advisory is terminated (i) by either party (without being cured within 30 days) based on identification of information in the course of its due diligence investigation that it deems unsatisfactory, or if the parties are unable to agree to a valuation within 45 days following completion of satisfactory due diligence by an investment bank, or (ii) by the Company if an offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $10 million or based on a breach by AFH Advisory that is not cured within 30 days, then AFH Advisory will receive reimbursement for 50% of Reimbursable Costs actually incurred to the date of such termination.  If a public offering can not be consummated with gross proceeds of at least $5 million,  and the Company exercises its right to terminate the offering, the Company will reimburse AFH Advisory an amount equal to 50% of the of the Transaction Costs incurred as of the date of termination, and AFH Advisory, in its discretion, has the option to be paid any outstanding amounts at the time of termination in cash or to convert such amounts (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price of the shares of common stock sold in the Company’s most recently completed private offering of common stock. In the event of termination by the Company because a public offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $10 million, and if the Company enters into any transaction or a sale of all or substantially all of its assets within 12 months of such termination, AFH Advisory will be entitled to (i) 5% of its holdings (including holdings of certain others) of any securities received by the Company or the Company’s shareholders upon consummation of any business combination or other similar transaction; or (ii) cash or any other consideration it would have received as if it had a 5% ownership interest in the Company immediately prior to the closing of any such transaction.

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

NOTE 10 - COMMON STOCK TRANSACTIONS (RESTATED)

The Company engaged in the following stock transactions for the period from inception (December 20, 2000) through September 30, 2011.

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Balance, December 31, 2000 (1) (2)		12,531,125	0.00	12,531	(2,931)	$-	$-	9,600

Net loss		-		-	-	-	(21,942)	(21,942)

Balance, December 31, 2001		12,531,125		12,531	(2,931)	-	(21,942)	(12,342)

Net loss		-		-	-	-	(12,464)	(12,464)

Balance, December 31, 2002		12,531,125		12,531	(2,931)	-	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital		-		-	(34,406)	-	34,406	-

Common stock issued		737,125		737	249,263			250,000

	9/25/03	29,485	0.34	29	9,971			10,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	103,198	0.34	103	34,897			35,000
	9/25/03	58,970	0.34	59	19,941			20,000
	9/25/03	73,713	0.34	74	24,926			25,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/29/03	29,485	0.34	29	9,971			10,000
	9/30/03	176,910	0.34	177	59,823			60,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000

Net loss		-		-	-	-	(97,481)	(97,481)

Balance, December 31, 2003		13,268,250		13,268	211,926	-	(97,481)	127,713

Common stock issued		1,615,542		1,616	636,384			638,000

	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	6/22/04	88,455	0.34	88	29,912			30,000
	6/22/04	41,279	0.34	41	13,959			14,000
	4/24/04	73,713	0.34	74	24,997			25,000
	6/22/04	73,713	0.34	74	24,997			25,000
	7/6/04	16,217	0.34	16	5,484			5,500
	7/6/04	16,217	0.34	16	5,484			5,500
	9/21/04	88,455	0.06	88	4,912			5,000
	4/21/04	29,485	0.34	29	9,971			10,000
	6/22/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	12/28/05	44,228	2.03	44	89,998			90,000
	4/4/05	14,743	0.34	15	4,999			5,000
	1/31/05	14,743	2.03	15	29,999			30,000
	2/17/05	5,897	2.03	6	11,994			12,000
	2/24/05	2,949	2.03	3	5,997			6,000

Rounding		(240)

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

(Subscriptions Receivable) Collections					10,075			10,075

Net loss		-		-	-	-	(624,936)	(624,936)

Balance, December 31, 2004		14,883,792		14,884	858,385	-	(722,417)	150,852

Common stock issued		398,549		399	811,227			811,626

	1/31/05	49,151	2.03	49	99,951			100,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	10/21/05	29,485	2.03	29	59,971			60,000
	12/21/05	11,794	2.03	12	23,988			24,000
	7/2/07	4,953	2.04	5	10,075			10,080
	5/9/08	288,747	2.03	289	587,258			587,546

Rounding		(326)			3
	9/21/05	2,949	2.03	3	5,997			6,000
(Subscriptions Receivable) Collections					(489,341)			(489,341)
Net loss		-		-	-	-	(668,091)	(668,091)

Balance, December 31, 2005		15,282,341		15,283	1,186,271	-	(1,390,508)	(188,954)

Common stock issued		523,388		523	824,517			1,062,460

	7/25/05	4,423	2.03	4	8,996			9,000
	12/16/05	14,743	2.03	15	29,985			30,000
	1/10/06	29,485	2.03	29	59,971			60,000
	1/6/06	14,743	2.03	15	29,985			30,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/5/06	29,485	2.03	29	59,971			60,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/6/06	4,924	2.03	5	9,995			10,000
	1/13/06	2,949	2.03	3	5,997			6,000
	2/28/06	2,949	2.03	3	5,997			6,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	8,846	2.03	9	17,991			18,000
	4/28/06	2,949	2.03	3	5,997			6,000
	5/1/06	2,949	2.03	3	5,997			6,000
	5/9/06	14,743	2.03	15	29,985			30,000
	5/1/06	14,743	2.03	15	29,985			30,000
	6/15/06	2,949	2.03	3	5,997			6,000
	9/29/06	2,949	2.03	3	5,997			6,000
	10/17/06	14,743	2.03	15	29,985			30,000
	10/13/06	14,743	2.03	15	29,985			30,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	10/19/06	14,743	2.03	15	29,985			30,000
	11/10/06	7,371	2.03	7	14,993			15,000
	11/10/06	4,423	2.03	4	8,996			9,000
	11/10/06	29,485	2.03	29	59,971			60,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/6/06	5,897	2.03	6	11,994			12,000
	11/6/06	14,743	2.03	15	29,985			30,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/22/06	7,371	2.03	7	14,993			15,000
	12/1/06	29,485	2.03	29	59,971			60,000
	11/27/06	2,949	2.03	3	5,997			6,000
	12/6/06	9,848	2.03	10	20,030			20,040
	12/6/06	4,423	2.03	4	8,996			9,000
	12/6/06	7,371	2.03	7	14,993			15,000
	12/18/06	14,743	2.03	15	29,985			30,000
	1/24/07	14,743	2.03	15	29,985			30,000
	4/10/07	14,743	2.03	15	29,985			30,000
	5/31/07	2,949	2.03	3	5,997			6,000
	5/29/08	14,743	2.03	15	29,985			30,000
	5/29/08	14,743	2.03	15	29,985			30,000
	3/31/08	4,423	1.45	4	6,416			6,420
	3/10/08	2,949	2.03	3	5,997			6,000

Rounding					(5)			(5)
(Subscriptions Receivable) Collections					(237,415)			(237,415)

Net loss		-		-	-	-	(759,962)	(759,962)

Balance, December 31, 2006		15,805,729		15,806	2,010,788	-	(2,150,470)	(123,876)

Common stock issued		1,344,162		1,344	2,679,376			2,680,720

	2/5/07	4,423	2.03	4	8,996			9,000
	3/8/07	4,423	2.03	4	8,996			9,000
	4/26/07	14,743	2.03	15	29,985			30,000
	5/3/07	14,743	2.03	15	29,985			30,000
	5/8/07	5,897	2.03	6	11,994			12,000
	5/8/07	14,743	2.03	15	29,985			30,000
	5/8/07	14,743	2.03	15	29,985			30,000
	5/11/07	8,846	2.03	9	17,991			18,000
	5/11/07	4,423	2.03	4	8,996			9,000
	5/11/07	4,423	2.03	4	8,996			9,000
	5/14/07	9,730	2.03	10	19,790			19,800
	5/11/07	4,423	2.03	4	8,996			9,000
	5/18/07	14,743	2.03	15	29,985			30,000
	5/18/07	14,743	2.03	15	29,985			30,000
	5/24/07	14,743	2.03	15	29,985			30,000
	5/31/07	29,485	2.03	29	59,971			60,000
	6/2/07	49,181	2.03	49	100,031			100,080

Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
6/1/07	29,485	2.03	29	59,971			60,000
6/1/07	29,485	2.03	29	59,971			60,000
6/6/07	29,485	2.03	29	59,971			60,000
6/4/07	4,924	2.03	5	10,015			10,020
6/28/07	44,228	2.03	44	89,956			90,000
6/15/07	5,897	2.03	6	11,994			12,000
6/14/07	7,371	2.04	7	14,993			15,000
6/15/07	4,423	2.03	4	8,996			9,000
6/15/07	5,897	2.03	6	11,994			12,000
6/15/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/28/07	9,877	2.04	10	20,090			20,100
6/20/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/29/07	14,743	2.03	15	29,985			30,000
7/2/07	14,743	2.03	15	29,985			30,000
7/2/07	5,897	2.03	6	11,994			12,000
7/2/07	44,228	2.03	44	89,956			90,000
7/2/07	1,474	2.04	1	2,999			3,000
7/2/07	7,371	2.04	7	14,993			15,000
7/11/07	29,485	2.03	29	59,971			60,000
7/6/07	29,485	2.03	29	59,971			60,000
7/11/07	29,485	2.03	29	59,971			60,000
7/17/07	23,588	2.03	24	47,976			48,000
7/16/07	147,425	2.03	147	299,853			300,000
7/11/07	20,640	2.03	21	41,979			42,000
7/18/07	26,537	2.03	27	53,973			54,000
7/21/07	14,743	2.03	15	29,985			30,000
7/23/07	11,794	2.03	12	23,988			24,000
7/24/07	7,371	2.04	7	14,993			15,000
7/26/07	29,485	2.03	29	59,971			60,000
7/23/07	11,794	2.03	12	23,988			24,000
7/27/07	29,485	2.03	29	59,971			60,000
7/27/07	14,743	2.03	15	29,985			30,000
7/30/07	14,743	2.03	15	29,985			30,000
7/30/07	14,743	2.03	15	29,985			30,000
7/31/07	26,537	2.03	27	53,973			54,000
8/7/07	2,949	2.03	3	5,997			6,000
8/25/07	29,485	2.03	29	59,971			60,000
8/25/07	14,743	2.03	15	29,985			30,000
8/30/07	14,743	2.03	15	29,985			30,000
10/3/07	14,743	2.03	15	29,985			30,000
10/17/07	10,320	2.08	10	21,490			21,500
11/5/07	32,434	2.03	32	65,968			66,000
10/22/07	4,924	2.03	5	10,015			10,020
11/28/07	14,743	2.03	15	29,985			30,000
11/15/07	5,307	2.04	5	10,795			10,800
11/15/07	5,307	2.04	5	10,795			10,800

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	12/15/07	14,743	2.03	15	29,985			30,000
	12/5/07	29,485	0.17	29	4,971			5,000
	12/4/07	2,949	2.03	3	5,997			6,000
	12/4/07	2,949	2.03	3	5,997			6,000
	12/12/07	14,743	2.03	15	29,985			30,000
	12/18/07	14,743	2.03	15	29,985			30,000
	12/21/07	23,883	2.03	24	48,576			48,600
	12/26/07	2,949	2.03	3	5,997			6,000
	12/26/07	14,743	2.03	15	29,985			30,000
	12/28/07	14,743	2.03	15	29,985			30,000
	12/29/07	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					53,149			53,149
Rounding		10			(9)			(9)
Net loss		-		-	-	-	(1,282,212)	(1,282,212)

Balance, December 31, 2007		17,149,891		17,150	4,743,304	-	(3,432,682)	1,327,772

Common stock issued		1,226,959		1,227	2,495,493			2,496,720

	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/9/08	17,691	2.03	18	35,982			36,000
	1/9/08	29,485	2.03	29	59,971			60,000
	1/9/08	14,743	2.03	15	29,985			30,000
	1/10/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/15/08	147,425	2.03	147	299,853			300,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/18/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/22/08	14,743	2.03	15	29,985			30,000
	1/24/08	23,588	2.03	24	47,976			48,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/29/08	23,588	2.03	24	47,976			48,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/30/08	14,743	2.03	15	29,985			30,000
	2/7/08	17,691	2.03	18	35,982			36,000
	2/1/08	14,743	2.03	15	29,985			30,000
	2/1/08	19,165	2.03	19	38,981			39,000
	2/7/08	73,713	2.03	74	149,926			150,000
	2/1/08	98,274	2.03	98	199,882			199,980

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	2/25/08	14,743	2.03	15	29,985			30,000
	2/25/08	23,588	2.03	24	47,976			48,000
	2/27/08	98,303	2.03	98	199,942			200,040
	3/1/08	19,165	2.03	19	38,981			39,000
	3/1/08	29,485	2.03	29	59,971			60,000
	2/29/08	5,897	2.03	6	11,994			12,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/3/08	14,743	2.03	15	29,985			30,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/4/08	2,949	2.03	3	5,997			6,000
	3/4/08	10,320	2.03	10	20,990			21,000
	3/5/08	14,743	2.03	15	29,985			30,000
	3/13/08	14,743	2.03	15	29,985			30,000
	3/10/08	14,743	2.03	15	29,985			30,000
	3/31/08	590	2.03	1	1,199			1,200
	3/25/08	14,743	2.03	15	29,985			30,000
	3/31/08	14,743	2.03	15	29,985			30,000
	4/2/08	14,743	2.03	15	29,985			30,000
	4/2/08	5,160	2.03	5	10,495			10,500
	4/7/08	117,940	2.03	118	239,882			240,000
	4/11/08	29,485	2.03	29	59,971			60,000
	4/9/08	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					893,988			893,988
Rounding		12			(17)			(17)
Net loss		-		-	-	-	(2,993,777)	(2,993,777)

Balance, December 31, 2008		18,376,850		18,377	8,132,768	-	(6,426,459)	1,724,686

Common stock issued		854,446		854	2,238,072			2,349,940

	3/28/08	58,970	2.03	59	119,941			120,000
	3/31/08	5,897	2.03	6	11,994			12,000
	4/7/08	7,371	2.03	7	14,993			15,000
	1/12/09	19,165	2.03	19	38,981			39,000
	1/12/09	14,743	2.03	15	29,985			30,000
	1/12/09	24,590	2.03	25	49,975			50,000
	1/12/09	122,864	2.03	123	249,877			250,000
	3/30/09	8,846	3.05	9	26,991			27,000
	3/16/09	5,897	3.05	6	17,994			18,000
	3/16/09	11,794	3.05	12	35,988			36,000
	3/18/09	7,371	3.05	7	22,493			22,500
	5/11/09	7,371	3.05	7	22,493			22,500
	5/15/09	7,371	3.05	7	22,493			22,500
	5/19/09	8,846	3.05	9	26,991			27,000
	5/19/09	7,371	3.05	7	22,493			22,500

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500
	5/22/09	7,371	3.05	7	22,493			22,500
	6/30/09	8,846	3.05	9	26,991			27,000
	6/30/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	6/24/09	7,371	3.05	7	22,493			22,500
	6/18/09	20,640	3.05	21	62,979			63,000
	5/21/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500
	6/16/09	9,848	3.05	10	30,050			30,060
	6/29/09	44,228	3.05	44	134,956			135,000
	7/10/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	7/2/09	14,743	3.05	15	44,985			45,000
	7/2/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	7/23/09	7,371	3.05	7	22,493			22,500
	7/29/09	10,320	3.05	10	31,490			31,500
	7/31/09	30,959	3.05	31	94,469			94,500
	8/5/09	22,114	3.05	22	67,478			67,500
	8/27/09	14,743	3.05	15	44,985			45,000
	8/7/09	7,371	3.05	7	22,493			22,500
	8/21/09	20,640	3.05	21	62,979			63,000
	9/4/09	28,011	3.05	28	85,472			85,500
	9/4/09	5,897	3.05	6	17,994			18,000
	9/8/09	7,371	3.05	7	22,493			22,500
	9/18/09	11,794	3.05	12	35,988			36,000
	7/15/09	7,371	3.05	7	22,493			22,500
	7/17/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	9/25/09	7,371	3.05	7	22,493			22,500
	1/10/10	14,743	3.05	15	44,985			45,000
	12/18/09	88,455	3.05	88	269,912			270,000
	12/11/09	9,789	3.05	10	29,870			29,880
	11/25/09	32,787	3.05	33	99,967			100,000

(Subscriptions Receivable) Collections					(111,015)			(111,015)
Rounding				(1)	1

Net loss		-		-	-	-	(2,567,807)	(2,567,807)

Balance, December 31, 2009		19,231,296		19,231	10,370,839	-	(8,994,266)	1,395,804

Common stock issued	Total	705,311		706	2,149,637			3,456,342

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

	11/16/09	11,794	3.05	12	35,988			36,000
	1/10/10	14,743	3.05	15	44,985			45,000
	2/10/10	35,382	3.05	35	107,965			108,000
	2/9/10	10,320	3.05	10	31,490			31,500
	2/9/10	826	-	1	(1)
	3/23/10	29,485	3.05	29	89,971			90,000
	3/23/10	51,599	3.05	52	157,448			157,500
	3/23/10	81,909	3.05	82	249,938			250,020
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	4/12/10	58,970	3.05	59	179,941			180,000
	5/19/10	10,320	3.05	10	31,490			31,500
	5/25/10	10,320	3.05	10	31,490			31,500
	7/15/10	106,146	3.05	106	323,894			324,000
	7/15/10	32,758	3.05	33	99,967			100,000
	7/12/10	8,551	3.05	9	26,091			26,100
	7/14/10	10,320	3.05	10	31,490			31,500
	7/12/10	7,371	3.05	7	22,493			22,500
	10/18/10	38,331	3.05	38	116,962			117,000
	10/20/10	10,320	3.05	10	31,490			31,500
	10/20/10	10,320	3.05	10	31,490			31,500
	10/27/10	10,320	3.05	10	31,490			31,500
	11/10/10	32,787	3.05	33	100,047			100,080
	11/16/10	11,794	3.05	12	35,988			36,000
	11/17/10	10,320	3.05	10	31,490			31,500
	11/23/10	10,320	3.05	10	31,490			31,500
	11/23/10	16,394	3.05	16	50,024			50,040
	11/24/10	7,371	3.05	7	22,495			22,502
	11/23/10	14,743	3.05	15	44,985			45,000
	11/26/10	4,128	3.05	4	12,596			12,600
	11/9/10	16,394	3.05	16	49,984			50,000

Conversion of notes payable to Common stock	Total	427,945		428	1,305,572

	11/9/10	49,151	3.05	49	149,951			150,000
	11/9/10	49,151	3.05	49	149,951			150,000
	11/11/10	73,713	3.05	74	224,926			225,000
	11/12/10	32,787	3.05	33	99,967			100,000
	11/22/10	131,061	3.05	131	399,869			400,000
	11/22/10	49,151	3.05	49	149,951			150,000
	11/23/10	14,743	3.05	15	44,985			45,000
	11/30/10	16,394	3.05	16	49,984			50,000
	12/3/10	11,794	3.05	12	35,988			36,000

(Subscriptions Receivable) Collections					(26,048)			(26,048)
Rounding		501		1	(1)

Unrealized gain on securities available for sale		-		-	-	542,573	-	542,573

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Net loss		-		-	-	-	(3,757,370)	(3,757,370)

Balance, December 31, 2010		20,365,053		20,365	13,799,999	542,573	(12,751,636)	1,611,301

Common stock issued	Total	272,147		272	1,153,402			1,153,674

	3/18/11	70,764	4.24	71	299,929			300,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/21/11	5,897	4.24	6	24,994			25,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/18/11	14,743	4.24	15	62,485			62,500
	3/21/11	5,897	4.24	6	24,994			25,000
	3/21/11	8,551	4.24	9	36,241			36,250
	3/22/11	5,897	4.24	6	24,994			25,000
	3/22/11	8,846	4.24	9	37,491			37,500
	3/22/11	5,897	4.24	6	24,994			25,000
	3/22/11	17,691	4.24	18	74,982			75,000
	3/22/11	7,076	4.24	7	29,993			30,000
	3/23/11	14,743	4.24	15	62,470			62,485
	3/24/11	23,588	4.24	24	99,947			99,971
	3/24/11	11,794	4.24	12	49,973			49,985
	3/25/11	5,897	4.24	6	24,977			24,983

Conversion of notes payable to Common stock	Total	36,060		36	109,994

	1/21/11	16,394	3.05	16	49,984			50,000
	1/21/11	19,666	3.05	20	60,010			60,030

Shares issued to existing shell shareholders in the reorganization	5/3/11	3,750,000		3,750	(3,750)			-

Common stock repurchased and cancelled from dissenting shareholders		(47,178)		(47)	(199,953)			(200,000)

Rounding		454		1	(1)

Proceeds from exercise of warrants	Total	5,131		5	14,395

	4/11/11	1,769	3.05	2	5,398			5,400
	5/25/11	413	-	-	-
	6/3/11	2,949	3.05	3	8,997			9,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Warrants issued for services					1,053,150			1,053,150

Warrants issued in conjunction with convertible note					406,112			406,112

Impact of beneficial conversion feature					801,465			801,465

Unrealized gain on securities available for sale		-		-	-	120,491	-	120,491

Net loss		-		-	-	-	(6,492,196)	(6,492,196)

Balance, September 30, 2011		24,381,667		24,382	17,134,813	663,064	(19,243,832)	(1,421,573)

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

NOTE 13 – RESTATEMENT

The Company restated its previously issued consolidated financial statements to report the correction of an error in the classification of a transaction cost incurred in the amount of $500,000 from additional paid in capital to an expense line item on the consolidated statement of operations titled “Transaction Costs.”  Additionally, other transaction costs have been reclassed from general and administrative expenses to the “Transaction Costs” line item in the accompanying statement of operations.   The effect of the restatement on results of operations and financial position as of and for the nine-months ended September 30, 2011 were as follows:

	Nine months ended September 30, 2011
	As Originally Reported	As Restated
Statement of Operations
Total operating expense	5,903,022	6,403,022
Loss from operations	(5,721,656)	(6,221,656)
Net loss	(5,992,196)	(6,492,196)
Net loss per common share	(0.26)	(0.29)

Balance Sheet
Additional paid in capital	16,634,813	17,134,813
Deficit accumulated during development stage	(18,743,832)	(19,243,832)

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	150,636	22,820	310,205	92,214	684,704
Sales Return and allowance	1,102	(1,330)	(1,196)	(25,218)	(31,553)
Revenues	151,738	21,490	309,009	66,996	653,151
Cost of goods sold	56,954	18,282	127,643	48,697	353,677
Scrapped inventory	-	-	-	-	235,537
Total cost of goods sold	56,954	18,282	127,643	48,697	589,214
Gross profit	94,784	3,208	181,366	18,299	63,937

Operating expenses
Research and development	532,940	185,882	1,181,592	644,375	6,081,244
Selling	234,572	78,152	610,268	371,504	2,412,476
General and administrative	1,984,551	532,286	3,822,269	1,339,270	9,435,009
Transaction costs	-	-	788,893	-	788,893
	2,752,063	796,320	6,403,022	2,355,149	18,717,622
Loss from operations	(2,657,279)	(793,112)	(6,221,656)	(2,336,850)	(18,653,685)

Other income (expense)
Interest income	7,579	14,652	24,193	33,043	109,427
Interest expense	(264,058)	(19,155)	(294,733)	(42,998)	(684,726)
	(256,479)	(4,503)	(270,540)	(9,955)	(575,299)
Loss before income taxes	(2,913,758)	(797,615)	(6,492,196)	(2,346,805)	(19,228,984)
Income taxes	-	1,250	-	1,250	14,848
Net loss	(2,913,758)	(798,865)	(6,492,196)	(2,348,055)	(19,243,832)
Net loss per common share	(0.12)	(0.04)	(0.29)	(0.12)
Weighted average common shares outstanding	24,381,667	19,730,173	22,623,847	19,521,641

Three Months Ended September 30, 2011 and 2010

Net  Losses.  Net losses increased $2.1 million, or 265%, from $0.8 million to $2.9 million for the three months ended September 30, 2010 and 2011, respectively, and we expect to continue to generate losses as we progress toward the commercialization of product candidates. The increase in net losses is primarily a result of increased operating expenses as discussed below.  As of September 30, 2011, we had an accumulated deficit of approximately $19.2 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

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

•	to support research and development activities, which we expect to expand as development of our product candidate(s) continue; and
•	to build a sales and marketing team before we receive regulatory approval of a product candidate in anticipation of commercial launch.

Nine Months Ended September 30, 2011 and 2010

Net  Losses.  Net losses increased $4.2 million, or 176%, from $2.3 million to $6.5 million for the nine months ended September 30, 2010 and 2011, respectively, and we expect to continue to generate losses as we progress toward the commercialization of product candidates. The increase in net losses is primarily a result of increased operating expenses as discussed below. As of September 30, 2011, we had an accumulated deficit of approximately $19.2 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

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

General and Administrative Expenses. General and administrative expenses increased $2.5 million, or 185%, from $1.3 million to $3.8 million for the nine months ended September 30, 2010 and 2011, respectively.  The increase was largely due to an increase in costs related to increased payroll, legal fees and consulting fees.  We hired additional professional staff in 2011 which resulted in an increase in payroll expenses of $0.2 million.  We also incurred increased legal and consulting expenses of approximately $2.4 million in connection with the Merger and preparing for our initial public offering.

Transaction Costs.  During the nine months ended September 30, 2011 we incurred approximately $0.8 million in expenses related to the Merger.  These costs consist of $0.5 million payable to AFH Advisory to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger  capitalization of the Company and $0.3 million in expenses advanced on our behalf by AFH Advisory related to the Merger for which we have agreed to reimburse AFH Advisory.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $0.6 million as of September 30, 2011, the Company does not appear to have sufficient operating capital for its business without raising additional capital. We incurred losses of $6.5 million for the nine months ended September 30, 2011 and $3.8 million for the year ended December 31, 2010.  We had an accumulated deficit since inception to September 30, 2011 of $19.2 million.  We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the development and commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease and the expansion of corporate infrastructure, including costs associated with being a public company. As a result, we will seek to fund operations through public or private equity or debt financings, loans, including loans from related parties or other sources, such as strategic partnership agreements. As part of this effort, we have received many loans from stockholders as discussed below.  Additionally, we raised approximately $1.2 million in a private rights offering of common stock in March 2011.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

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

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities increased $1.7 million, or 64%, from $2.8 million to $4.5 million for the nine months ended September 30, 2010 and 2011, respectively. This increase was primarily due to a $4.0 million increase in operating expenses offset by an increase in the accounts payable outstanding balance of $0.3 million, an increase in deposits of $0.3 million and an increase in inventory of $0.1 million.  In addition, we issued warrants to a consultant in exchange for services provided, which resulted in a $1.1 million decrease in cash flows used in operating activities.  These warrants have not been exercised and were recorded in operating activities as non-cash item. The increase in operating expenses was a result of costs associated in preparing for the merger and public offering.

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

On September 30, 2011, we entered into an Amended and Restated Letter of Intent (the “LOI”) with AFH Holding & Advisory LLC (“AFH Advisory”).  Pursuant to the LOI, the Company has agreed to (i) pay AFH Holding and Advisory, LLC (“AFH Advisory”) $500,000 (the “Shell Cost”) to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger  capitalization of the Company and to (ii) reimburse AFH Advisory for its advancement of expenses on behalf of the Company related to the Merger and a public offering (the “Reimbursable Costs,” and collectively with the Shell Cost, the “Transaction Costs”).

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

If our arrangement with AFH Advisory is terminated based on mutual agreement of the parties or based on a breach by the Company, AFH Advisory will receive its Reimbursable Costs incurred as of the date of termination.   If the arrangement with AFH Advisory is terminated (i) by either party (without being cured within 30 days) based on identification of information in the course of its due diligence investigation that it deems unsatisfactory, or if the parties are unable to agree to a valuation within 45 days following completion of satisfactory due diligence by an investment bank, or (ii) by the Company if a public offering cannot be consummated to provide for gross proceeds to the Company of at least $10 million or based on a breach by AFH Advisory that is not cured within 30 days, then AFH Advisory will receive reimbursement for 50% of Reimbursable Costs actually incurred to the date of such termination.  If a public offering cannot be consummated with gross proceeds of at least $5 million, and the Company exercises its right to terminate the offering, then the Company will reimburse AFH Advisory an amount equal to 50% of the of the Transaction Costs incurred as of the date of termination, and AFH Advisory, in its discretion, has the option to be paid any outstanding amounts at the time of termination in cash or to convert such amounts (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price of the shares of common stock sold in the Company’s most recently completed private offering of common stock. In the event of termination by the Company because a public offering cannot be consummated to provide for gross proceeds to the Company of at least $10 million, and if the Company enters into any transaction or a sale of all or substantially all of its assets within 12 months of such termination, AFH Advisory will be entitled to (i) 5% of its holdings (including holdings of certain others) of any securities received by the Company or the Company’s shareholders upon consummation of any business combination or other similar transaction; or (ii) cash or any other consideration it would have received as if it had a 5% ownership interest in the Company immediately prior to the closing of any such transaction.

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

4.4**	Form of Warrant issued to the individuals listed in Schedule A thereto.

4.5
Warrant dated August 31, 2011 issued by the registrant to Gregoire De Rothschild (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 6, 2011).

4.6**	Form of Convertible Promissory Note issued by the registrant to The Shitabata Family Trust on the dates and in the amounts indicated in Schedule A attached to the Form of Convertible Promissory Note.

4.7**	Convertible Promissory Note dated October 5, 2011 issued by the registrant to MLPF&S Cust. FBO Willis C. Lee.

4.8**	Warrant dated October 5, 2011 issued to MLPF&S Cust. FBO Willis C. Lee.

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

10.4**	Lease Extension Agreement dated July 8, 2011 by and between Emmaus Medical, Inc. and 3830 Del Amo Blvd, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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