Form 10-K
period 2011-12-31
EMMAUS LIFE SCIENCES, INC.
filed 2012-03-30
CIK 1420031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________

Commission File Number:
Emmaus Life Sciences, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	2834	41-2254389
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer Identification No.)
Incorporation or Organization)	Classification Code Number)

20725 S. Western Avenue, Suite 136
Torrance, CA 90501
(Address of principal executive offices)

310-214-0065
 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

There was no aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, because the registrant’s common stock was not trading on any exchange on that date.

There were 24,393,461 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 20, 2012. The registrant’s common stock is not traded or listed on any exchange.

TABLE OF CONTENTS

EMMAUS LIFE SCIENCES, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2011

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our company’s financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments. There can be no assurance that future developments actually affecting our company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our ability to raise additional capital to fund our operations;

•	our obtaining FDA and other regulatory approval for our drug products;

•	successful completion of our clinical trials;

•	our ability to achieve regulatory approval for our L-glutamine treatment for SCD;

•	our ability to commercialize our L-glutamine treatment for SCD;

•	our reliance on third party manufacturers for our drug products;

•	market acceptance of our products;

•	our dependence on licenses for certain of our products;

•	our reliance on the expected growth in demand for our products;

•	exposure to product liability and defect claims;

•	exposure to intellectual property claims from third parties;

•	development of a public trading market for our securities;

•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations upon our operations; and

•
such other factors referenced in this Report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described below under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1. BUSINESS

With respect to this discussion, the terms, “we,” “us,” or “our” refer to Emmaus Life Sciences, Inc., and its wholly-owned subsidiary Emmaus Medical, Inc. (“Emmaus Medical”) and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation, a Delaware corporation (“Newfield Nutrition”); Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”) and Emmaus Medical Europe Ltd., a U.K. corporation (“EM Europe”).

Overview

We are engaged in the discovery, development, and commercialization of innovative and cost-effective treatments and therapies for rare diseases, areas that we believe have traditionally been underserved by large pharmaceutical companies. We believe that there are attractive niche markets and financial opportunities for companies such as ours that specialize in treatments for rare diseases. Over time, we plan to expand our business to include developing and marketing products to treat more common diseases. The primary focus of our business is the late-stage development of the amino acid L-glutamine as a prescription drug for the treatment of sickle cell disease (“SCD”). To a lesser extent, we are also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution], a treatment for short bowel syndrome (“SBS”) and the sale of L-glutamine as a nutritional supplement under the brand name AminoPure®. Since inception, we have generated minimal revenue from the sale and/or promotion of NutreStore® and AminoPure®.

Corporate Information

Our company was incorporated in the state of Delaware on September 24, 2007 and was originally organized as a “blank check” shell company to investigate and acquire a target company or business which sought the perceived advantages of being a publicly held corporation. On May 3, 2011, pursuant to an Agreement and Plan of Merger dated April 21, 2011, Emmaus Medical merged with and into AFH Merger Sub, Inc., a wholly-owned subsidiary of the Company, with Emmaus Medical continuing as the surviving entity (the “Merger”). Upon the closing of the Merger, we (i) became the 100% parent of Emmaus Medical, (ii) assumed the operations of Emmaus Medical and its subsidiaries, and (iii) changed our name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” On September 14, 2011, we changed our name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.”

Emmaus Medical, LLC was organized on December 20, 2000. In October 2003, Emmaus Medical, LLC conducted a reorganization and merged with Emmaus Medical, which was originally incorporated on September 12, 2003. Through this merger with Emmaus Medical, LLC into Emmaus Medical, Emmaus Medical acquired the exclusive patent rights for a treatment for SCD.

The corporate structure of the Company is illustrated as follows:

Our principal executive offices and corporate offices are located at 20725 S. Western Avenue, Ste. 136, Torrance, CA 90501-1884. Our telephone number is 310-214-0065.

Industry and Market Opportunity

 We focus on developing treatments and therapies for rare diseases. Rare diseases, pursuant to the Rare Diseases Act of 2002, defines a “rare disease” as any disease or condition that affects fewer than 200,000 persons residing in the United States. In Japan, a rare disease is one that affects fewer than 50,000 persons residing in Japan. The European Commission on Public Health defines a rare disease as a life-threatening or chronically debilitating disease which is of such low prevalence, namely, that it affects fewer than 1 in 2,000 people, that special combined efforts are required to treat it.

Articles referenced in this prospectus can be accessed through PubMed (http://www.ncbi.nlm.nih.gov/pubmed/) or by contacting the publisher directly for a copy of the article.

Sickle Cell Disease

We are currently engaged in a Phase III clinical trial of L-glutamine as a treatment for SCD, for which anticipate to obtaining approval from the U.S. Food and Drug Administration (“FDA”) in late 2013. It is estimated that SCD affects approximately 90,000 to 100,000 persons in the U.S., according to the section of the Centers for Disease Control’s website regarding SCD last updated September 2011, and millions of people worldwide. The disease is particularly common among those whose ancestors come from sub-Saharan Africa; Spanish-speaking regions in the Western Hemisphere such as South America, the Caribbean, and Central America; Saudi Arabia; India; and Mediterranean countries such as Turkey, Greece and Italy.

SCD is an inherited blood disorder that affects red blood cells. Red blood cells contain hemoglobin which allows red blood cells to carry oxygen from the air in the lungs to all parts of the body. Normal red blood cells contain hemoglobin A. In contrast, the bone marrow of people with SCD produces red blood cells with a different form of hemoglobin called hemoglobin S (S stands for sickle). When a person has SCD, rather than remaining round, smooth and flexible, the red blood cells become sickle (crescent) shaped, inflexible, and sticky as they release oxygen to other tissues in the body. These abnormally shaped cells become rigid and become lodged in the capillaries when oxygen is released from the cells’ hemoglobin, causing blockages and preventing the normal flow of oxygen to the surrounding tissue. SCD diseased red blood cells also tend to clump together, further impeding circulation.

According to the section of the National Heart, Lung and Blood Institute’s website regarding SCD (the “NHLBI SCD Website”), normal red blood cells live for about 120 days before they are replaced with new ones. In sharp contrast, sickle-shaped red blood cells are destroyed faster, in about 10 to 20 days, and cannot always be replaced quickly. As a result, people with SCD are often anemic. Sickle cell disease includes sickle cell anemia (which results from two hemoglobin S genes), sickle ß-thalassemia (one hemoglobin S and one ß-thalassemia gene), hemoglobin SC disease (one hemoglobin S and one hemoglobin C), and the somewhat rare disease hemoglobin C Harlem. According to the NHLBI SCD Website, these hereditary diseases often affect individuals of African American heritage, and increasingly, Hispanic populations.

The complications of sickle cell disease occur when sickle-shaped red blood cells block veins which then can cause pain in the arms, legs, back and stomach, bones, skin and other parts of the body, as well as long-term organ damage, diminished exercise tolerance, increased stroke and infection rate, and decreased lifespan. According to Hematology in Clinical Practice, by Hillman et al. published by McGraw Hill in 2005 (the “Hillman Treatise”), “sickle cell crisis” is a broad term that describes several different conditions, particularly aplastic crisis, which is temporary bone marrow aplasia; hemolytic crisis, which is acute red cell destruction, leading to jaundice; and vaso-occlusive crisis, which is severe pain due to infarctions located in the bones, joints, lungs, liver, spleen, kidney, eye, or central nervous system. The acute pain of a sickle cell crisis generally persists for several days, and is usually followed by a dull, aching pain, which generally ends after several weeks, although it may persist between crises.

According to the article In the Clinic-Sickle Cell Disease by M.H. Steinberg published in Annals of Intern. Med. in September 2011 (the “Steinberg Article”), acute chest syndrome (ACD), which can often lead to death, is a particularly serious complication of SCD and is commonly accompanied by infections in the lungs, characterized by fever, chest pain, cough, and lung infiltrates, this sometimes-lethal complication affects more than half of all patients with sickle cell disease and is the second most common reason for hospitalization.

Pain is the hallmark of sickle cell disease (see the Steinberg Article). This pain is called a sickle cell crisis and often affects the bones, lungs, abdomen and joints. The pain can be acute or chronic, but acute pain is more common according to the NHLBI SCD Website. Typical painful episodes last 5 to 10 days in adults but some seem to persist for weeks. The frequency of acute pain episodes varies within and among individuals from rare to several times a month. Approximately one third of patients have a few pain episodes, 50% have occasional episodes, and 20% have weekly or monthly episodes. A few patients account for most patients with acute pain episodes. The frequency of pain episodes increases late in the second decade of life and decreases after the fourth decade. More than 3 episodes per year is associated with reduced life expectancy (see the Steinberg Article). According to the Hillman Treatise, sickle cell pain is treated with nonsteroidal anti-inflammatory drugs (NSAIDs), narcotics (e.g. morphine, codeine and oxycodone), other pain relief medicines, and blood transfusions. SCD patients also require frequent visits to emergency rooms and urgent care facilities. Aside from pain and ACD, there are other complications of SCD that includes proliferative retinopathy, gallstone, aseptic necrosis of the femoral and humeral heads, leg ulcers and renal insufficiency (see the Hillman Treatise), infection, priapism, digestive system disease (biliary tract and liver disease) (see the Steinberg Article), stroke and hand-foot disease (see the NHLBI SCD Website).

We have acquired the rights to develop a treatment approach for SCD covered under U.S. Patent No. 5,693,671, entitled “L-glutamine Therapy for Sickle Cell Disease and Thalassemia” issued on December 2, 1997 to Niihara et al. Emmaus Medical is the exclusive worldwide licensee of this patent. The license agreement is effective until the expiration of the patent in 2016. For further information on the key terms of the license agreement, see “Intellectual Property” below. L-glutamine is a conditionally essential amino acid that has long been used as a non-pharmaceutical nutritional supplement. A conditionally essential amino acid is an amino acid that the body can naturally synthesize, but under certain circumstances, the body may be unable to synthesize such amino acid and it must be supplied, instead, by diet or supplement. Emmaus’ treatment involves SCD patients orally consuming 30 gm/day of USP-grade L-glutamine for adults, and 0.6 gm/kg of body weight for infants and children, up to 30 gm/day.

In red blood cells, pyridine nucleotides, nicotinamide adenine dinucleotide (NAD) and its reduced form NADH, are the major molecules that regulate and prevent oxidative damage. According to various articles including L-Glutamine Therapy Reduces Endothelial Adhesion of Sickle Red Blood Cells to Human Umbilical Vein Endothelial Cells by Yutaka Niihara et al., published in BMC Blood Disorders in 2005, Oral L-Glutamine Therapy for Sickle Cell Anemia: I. Subjective Clinical Improvement and Favorable Change in Red Cell NAD Redox Potential by Yutaka Niihara et al., published in the American Journal of Hematology in 1998 and Increased Red Cell Glutamine Availability In Sickle Cell Anemia: Demonstration of Increased Active Transport, Affinity, and Increased Glutamate Level in Intact Red Cells by Yutaka Niihara et al., published in 1997 in the Journal of Laboratory and Clinical Medicine, sickle red blood cells have a significantly increased rate of transport of one of the major precursors of NAD, glutamine. It was proposed that the SCD red blood cell is attempting to improve NAD redox potential by increasing transport of glutamine. Analysis of the chemistry of NAD synthesis in red blood cells has suggested that with glutamine supplementation to sickle red blood cells, the NAD synthesis will further increase, which would prevent the sickle red blood cells from being oxidative damaged, and make the sickle red blood cells less adhesive to small blood vessels, leading to less obstruction or blockage of small blood vessels, which is a major cause of the problems that sickle cell patients face.

Before FDA approval can be granted, we are required to complete the Phase III clinical trial and analyze all of the data collected during the trial. We believe that the Phase III clinical trial will be completed by the second half of 2013. Upon completion of the Phase III trial and analysis of the data, we intend to submit a New Drug Application (NDA) to the FDA. Should the trial be completed by the end of the second half of 2013 as anticipated, we believe that we will file the NDA with the FDA in late 2013. After the NDA is submitted, the FDA will have 60 days to decide whether to file the NDA for review. The FDA can refuse to file an application for review that is incomplete for reasons such as missing studies that may be required. In accordance with the Prescription Drug User Fee Act (PDUFA), the FDA’s Center for Drug Evaluation and Research (CDER) expects to review and either approve or issue a comment letter on at least 90 percent of NDAs for standard drugs no later than 10 months after the applications are received. The goal is a six month review for priority drugs. Our L-glutamine treatment for SCD has obtained orphan drug and fast track designation as outlined in greater detail below. Based on these designations granted by the FDA, we believe that such treatment will qualify as a priority drug.

After reviewing the NDA, the FDA will make a determination as to whether the drug is safe and effective in its proposed use(s) and whether the benefits of the drug outweigh the risks, whether the drug’s proposed labeling (package insert) is appropriate, and the information the package insert should contain and whether the methods used in manufacturing the drug and the controls used to maintain the drug’s quality are adequate to preserve the drug’s identity, strength, quality, and purity. Upon completion of the NDA review, the FDA will either approve the application or issue a complete response letter (a letter from the FDA indicating that it cannot approve the application in its present form and informing applicants of changes that must be made before an application can be approved). If FDA approval is granted, we will be able to commercialize the drug.

Should the NDA be rejected, the FDA will provide an outline justifying its decision to reject the NDA in a response letter to us and we will have an opportunity to meet with FDA officials to discuss any deficiencies noted in the letter. At that point, we can choose to ask for a hearing, or correct any deficiencies and submit new information, or we can withdraw the application. Common problems which may delay or prevent the FDA from approving our NDA include unexpected safety issues or the failure to demonstrate a drug’s effectiveness. We may need to conduct additional studies, perhaps studies of more people, different types of people, or for a longer period of time.

Manufacturing issues also may be a reason that approval is delayed or denied. Drugs must be manufactured in accordance with standards referred to as “good manufacturing practices”, and the FDA inspects manufacturing facilities before a drug can be approved. If a facility is not ready for inspection, approval can be delayed. We would need to correct any manufacturing deficiencies before the FDA will approve the NDA.

If FDA approval is not granted, we will not be able to commercialize the drug, which will have a material adverse impact on us. If we must conduct new studies pursuant to the FDA’s review of our NDA, we may not have sufficient funding in order to conduct such additional studies. While we do not expect that the FDA will reject our NDA if that occurs, we may decide to proceed with having the L-glutamine treatment approved as a medical food rather than a pharmaceutical product. We will also continue to develop other products in our pipeline, including the cell sheet cornea technology we are developing with CellSeed, Inc. described below.

Short Bowel Syndrome

We currently sell one prescription pharmaceutical product, NutreStore® [L-glutamine powder for oral solution], in the United States. NutreStore® has received FDA approval as a treatment for SBS.

SBS is a condition affecting people who have had half or more of their small intestine surgically removed or who have a congenital defect or a disease affecting the small intestine, such as Crohn’s disease and inflammatory bowel disease. The small bowel plays a significant role in nutrient absorption and those with SBS experience malnourishment due to an inadequate absorption of nutrients and fluids. As described in the K. Migliaccio-Walle 2006 article Economic Implications of Growth Hormone Use in Patients with Short Bowel Syndrome published in Current Medical Research and Opinion in 2006, SBS is a life threatening condition that results in nutritional mal-absorption causing diarrhea, dehydration, weight loss, increased susceptibility to infections, osteoporosis and shortened life expectancy.

According to an article titled Long-term Survival and Parenteral Nutrition Dependence in Adult Patients With the Short Bowel Syndrome which was published in 1999 in Gastroenterology and an article titled Management of Complications in Patients Receiving Home Parenteral Nutrition which was published in 2003 in Gastroenterology, the standard treatment for SBS for many years has been changes in diet, intravenous (IV) feeding (also called “parenteral nutrition”), vitamin and mineral supplements, and medication to relieve symptoms. Long term IV feeding is expensive, inconvenient for the patient and can be harmful to the body.

In 2004, a new and patented treatment regime was approved by the FDA which was covered by US Patent No. 5,288,703 (the “SBS Patent”). This treatment is comprised of a man-made human growth hormone (hGH), namely Zorbtive® [somatropin (rDNA origin) for injection] in combination with NutreStore® [L-glutamine powder for oral solution] and a specialized diet. The recombinant growth hormone is administered by injection for four weeks, and Nutrestore®  is taken orally for 16 weeks.

The treatment is comprised of NutreStore® used in combination with a recombinant human growth hormone approved for SBS and a specialized diet. The recombinant human growth hormone is administered by injection for four weeks, and NutreStore® is taken orally for 16 weeks. Treatment with NutreStore® alone or with a specialized diet, recombinant human growth hormone alone or with a specialized diet, and recombinant human growth hormone and NutreStore® used in combination with a specialized diet all help the small intestine take in more water, electrolytes and nutrients and reduce the volume and frequency of IV feedings and the associated problems. Study results cited in an article entitled Growth Hormone, Glutamine, and an Optimal Diet Reduces Parenteral Nutrition in Patients With Short Bowel Syndrome, A Prospective, Randomized, Placebo-Controlled, Double-Blind Clinical Trial published in Annals of Surgery in 2005 (the “Ann Surg Article”) and cited in the NutreStore Full Package Information available on our website, show that the treatment has the potential to reduce the mean weekly frequency of intravenous parenteral nutrition from 5.4 days to 1.2 days per week after 4 weeks of treatment and to reduce the required weekly volume and caloric content.

In October 2007, we became the exclusive sublicensee of the SBS Patent for the U.S. market, including the rights to distribute the L-glutamine treatment for SBS under the trademark NutreStore® in the U.S. We commercially launched NutreStore® in June 2008 and the patent expired on October 7, 2011. Internationally, we are in the last stages of seeking approval to market NutreStore® in Hong Kong and have received a Certificate of Free Sale from the FDA to export NutreStore® to Hong Kong.

In December 2010, we were awarded a five-year contract by the U.S. Department of Veterans Affairs for our NutreStore® product. The contract is effective from December 15, 2010 to December 14, 2015. The estimated value of the award is $125,000. Pursuant to the agreement, we agreed to sell NutreStore® to the Department of Veterans Affairs from time to time during the term of the agreement at a rate of $205.31 per carton. The discount pricing that we have offered to the Department of Veterans Affairs under this contract is also extended to the Department of Defense, Public Health Service (Indian Health Service), and U.S. Coast Guard customers.

AminoPure® Business

We sell L-glutamine as a nutritional supplement (also called dietary supplement) under the brand name AminoPure® through our indirect wholly owned subsidiary, Newfield Nutrition Corporation. AminoPure® is made up of USP-grade L-glutamine that the body requires when a person is under physical exertion, stress, or is sick. Data from scientific research has shown that L-glutamine helps with gastrointestinal health and to support the body’s natural immune response. In the U.S., AminoPure® may be marketed and sold as a nutrient or dietary ingredient that is intended to affect the structure or function of the body, but may not be marketed or sold for the diagnosis, treatment, cure or prevention of any disease.

AminoPure® is currently sold through retail stores in several states and via importers and distributors in Japan. We have started to export AminoPure® to Taiwan, Ghana and South Korea. We plan to expand sales of AminoPure® to the Philippines and Vietnam in the near future. We added a new distributor, PMAI, a subsidiary of JFC International, Inc., a leading distributor of Japanese foods in Asian-American communities in the United States, in November 2010 to take advantage of its retail outlet network in the United States.

Nutritional supplements are regulated by FDA and we must comply with numerous federal and state laws and regulations related to the AminoPure® product’s testing, manufacturing, labeling, packaging, storage, distribution, recordkeeping, reporting and marketing claims. The federal laws and regulations are administered by FDA and are often incorporated by the U.S. States’ individual laws and regulations.

Sales of AminoPure® have steadily increased in recent years. Sales increased 148.9% in the year ended December 31, 2011 as compared to the year ended December 31, 2010 and 121.2% in the year ended December 31, 2010 as compared to the year ended December 31, 2009. However, despite the increase in sales of AminoPure®, we have generated minimal revenues from the sale of AminoPure® and NutreStore® since our inception, and the sale of such products are not part of our principal operations.

CellSeed Investment

In January 2009, Emmaus made a strategic investment in CellSeed, Inc. (“CellSeed”), a Japanese company engaged in the research and development, manufacture and sale of temperature-responsive cell culture equipment, which is a cell sheet tissue-engineering platform tool, and application products, as well as cell sheet tissue engineered medical products and application products. Emmaus owns a 3% stake in CellSeed, a public company traded on the JASDAQ NEO market in Tokyo, Japan. In April 2011, we entered into a Joint Research and Development Agreement and an Individual Agreement with CellSeed, described below under the heading “Intellectual Property” to pursue collaborative opportunities with CellSeed.

Competitive Strengths

We believe the following strengths contribute to our competitive advantages:

Management Team

Our senior management team has extensive business experience and knowledge of the healthcare and biotechnology industries. Our President and Chief Executive Officer, Yutaka Niihara, M.D., MPH, has extensive knowledge of our operations and our patents, being one of the initial patentees for the technology for the treatment with SCD. Dr. Niihara has extensive research experience in the field of SCD and other blood diseases; he is a widely published scientist in the area of SCD and actively treats SCD patients. The members of our senior management team also have significant experience with respect to the key aspects of our operations and product candidates. We plan to strengthen the management team as we get closer to our commercial launch of the SCD treatment.

Strategic Supplier Relationships with Major Suppliers of USP-Grade L-Glutamine.

Ajinomoto U.S.A., through its parent company, the Ajinomoto Company in Japan, has provided free of charge L-glutamine for our clinical work, including our completed Phase II clinical trials. Ajinomoto is also providing L-glutamine for our Phase III clinical trials without charge. We have supplier relationships with Ajinomoto and the only other major supplier of USP-grade L-glutamine, Kyowa Hakko U.S.A, the U.S. subsidiary of Kyowa Hakko Kogyo Co., Ltd. We currently source L-glutamine from Kyowa Hakko U.S.A. for our NutreStore® product.

Orphan Drug Act and the Prescription Drug User Fee Act (PDUFA) of 1992 – Federal Subsidies.

We obtained an Orphan Drug Designation, which provides numerous advantages, for the L-glutamine therapy for SCD under Application number 01-1459 on August 1, 2001. As a designated orphan drug, pursuant to the Orphan Drug Act (“ODA”), we receive a 50% tax credit for clinical research. Furthermore, our new drug application fee (presently over $1 million) is waived, and upon obtaining FDA approval, we will receive seven years of exclusive marketing rights for the SCD indication, independent of the patent protection. In addition, under the Prescription Drug User Fee Act of 1992 and its amendments, we will not be required to pay the annual establishment fee and product fee, which were $497,200 and $86,520 respectively for the fiscal year ended December 31, 2011 and $457,200 and $79,720, respectively, for the fiscal year ended December 31, 2010..

Our Strategy

We are a specialty pharmaceutical company focused on the development and commercialization of proprietary branded products and product candidates to treat rare diseases. We intend to achieve this goal by:

Maximizing the value of our L-glutamine treatment for SCD

We are currently conducting a phase III clinical trial of our L-glutamine treatment for SCD. We believe our treatment will have significant advantages over traditional treatments for SCD. Some of the advantages we anticipate proving are: reducing the incidence of sickle cell crisis; reducing hospital emergency room visits and hospital admissions and achieving a significant cost savings in the SCD patients overall treatment. We intend to undertake activities to prepare for the commercialization of this treatment. When and if this treatment is approved by the FDA, we intend to commercialize our L-glutamine SCD treatment and may enter into strategic relationships with third parties.

Establishing strategic collaborations

We intend to seek opportunities to enter into strategic collaborations with leading pharmaceutical and biotechnology companies to commercialize our product candidates to drive our growth and profitability. We believe that leveraging the capabilities of third parties will allow us to add efficiency to our operations and expand our commercial reach.

Expanding our collaborative research arrangement with CellSeed

In April 2011, we entered into the Research Agreement and an Individual Agreement with CellSeed. Pursuant to the Research Agreement, the parties formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products and the future commercialization of such products. Pursuant to the Individual Agreement, CellSeed granted us the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell-Sheet (“CAOMECS”) for the cornea in the United States. We intend to work on commercializing the CAOMECS for the cornea and to expand our relationship with CellSeed to develop cell sheets for other types of cells in the future such as, cardiac cells.

Pursuing acquisitions to broaden our drug candidates and product offerings

We will consider strategic acquisitions that will provide us with a broader range of drug candidates and product offerings. When evaluating potential acquisition targets, we will consider factors such as: market position; growth potential; earnings prospects; strength and experience of management.

Governmental Regulation of Pharmaceutical and Biotechnology Industries

Regulation by governmental authorities in the U.S. and foreign countries is a significant factor in the development, manufacture, and expected marketing of our drug product candidates and in our ongoing research and development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any drug product candidates developed.

In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in other countries. Various federal and state statutes and regulations govern and influence research, testing, manufacturing, safety, efficacy, labeling, packaging, storage, distribution and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with the appropriate federal and state statutes and regulations requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any of our drug product candidates, our ability to receive product revenues, and our liquidity and capital resources.

Before obtaining regulatory approvals for the commercial sale of L-glutamine as a treatment for any of our products under development, we must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials might not be predictive of results that will be obtained in large-scale testing. Our clinical trials might not successfully demonstrate the safety and efficacy of any product candidates or result in marketable products.

In order to clinically test, manufacture, and market products for therapeutic use, we and our third-party collaborators will have to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the U.S., the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the research, testing, manufacture, labeling, packaging, storage, distribution, record keeping, approval, advertising, and promotion of our current and proposed product candidates. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

The steps required by the FDA before new drug products may be marketed in the U.S. include:

•	completion of preclinical studies;

•	the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug application, or IND, which must become effective before clinical trials may commence;

•	adequate and well-controlled Phase 1, Phase 2 and Phase 3 clinical trials to establish and confirm the safety and efficacy of a drug candidate;

•	submission to the FDA of a new drug application, or NDA or Biologics License Application (“BLA”) for the drug candidate or biological productfor marketing approval; and

•	review and approval of the NDA/BLA by the FDA before the product may be shipped or sold commercially.

In addition to obtaining FDA approval for each product, each product manufacturing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA. Each manufacturing facility and its quality control and manufacturing procedures must also conform and adhere at all times to the FDA’s current good manufacturing practice, or cGMP, regulations. In addition to preapproval inspections, the FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations and market withdrawal of marketed product. Manufacturers must expend substantial time, money and effort in the area of production, quality assurance and quality control to ensure full technical compliance with these standards.

Preclinical testing includes laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as a part of an IND which must become effective prior to commencement of clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. Phase 1 represents the initial administration of the drug to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. Phase 2 involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 studies are initiated to further establish clinical safety and efficacy of the therapy in a broader sample of the general patient population, in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for any physician labeling. During all clinical studies, we must adhere to Good Clinical Practice, or GCP, standards and applicable human subject protections standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA to the FDA.

The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA. Even after initial FDA approval has been obtained, further studies, including post-market studies, might be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested and approved. Also, the FDA will require post-market reporting and might require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs might limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, labeling or a change in manufacturing facility, an NDA or BLA supplement might be required to be submitted to the FDA prior to or corresponding with that change.

The rate of completion of any clinical trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the trial, the number of clinical sites, the availability of alternative therapies and drugs, the proximity of patients to clinical sites and the eligibility and exclusion criteria for the study. Delays in planned patient enrollment might result in increased costs and delays, which could have a material adverse effect on us.

Failure to comply with applicable FDA requirements may result in a number of consequences that could materially and adversely affect us. Failure to adhere to approved trial standards and GCPs in conducting clinical trials could cause the FDA to place a clinical hold on one or more studies which would delay research and data collection necessary for product approval. Noncompliance with GCPs could also have a negative impact on the FDA’s evaluation of an NDA. Failure to adhere to cGMPs and other applicable requirements could result in FDA enforcement action and in civil and criminal sanctions, including but not limited to fines, seizure of product, refusal of the FDA to approve product approval applications, withdrawal of approved applications, and prosecution.

Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval might be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for some European countries, in general, each country at this time has its own procedures and requirements. There can be no assurance that any foreign approvals would be obtained. In most cases, if the FDA has not approved a drug product candidate for sale in the U.S., the drug product candidate may be exported for sale outside of the U.S. only if it has been approved in any one of the following: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa. Specific FDA regulations govern this process.

In addition to the regulatory framework for product approvals, we and our collaborative partners must comply with federal, state, and local laws and regulations regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and other local, state, federal and foreign regulation. All facilities and manufacturing processes used by third parties to produce our drug candidates for clinical use in the United States must conform to cGMPs. These facilities and practices are subject to periodic regulatory inspections to ensure compliance with cGMP requirements. Their failure to comply with applicable regulations could extend, delay, or cause the termination of clinical trials conducted for our drug candidates. The impact of government regulation upon us cannot be predicted and could be material and adverse. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

Outside of the United States, we sell AminoPure® in Japan, Taiwan, South Korea and Ghana. There are no regulatory requirements to sell AminoPure® in Japan because it is classified as a nutritional supplement product. In Taiwan, we must obtain a Certificate of Free Sale from the FDA and provide it to our distributor. The Certificate of Free Sale is for food, including dietary supplements, and cosmetic products that may be legally marketed in the United States. Once the Certificate of Free Sale is furnished to our distributor in Taiwan, it is the distributor’s responsibility to comply with local regulations, including but not limited to, obtaining the proper import license. The certificate expires on August 16, 2012. We will submit an application for its renewal 3-6 months before the certificate expires to ensure it does not lapse. In South Korea, AminoPure® is imported and sold as a food supplement which does not require any regulatory approval.

We intend to begin selling NutreStore® in Hong Kong as soon as we receive the required approvals. We have received a Free Sale Certificate from the FDA in order to sell NutreStore® in Hong Kong. Selling NutreStore® in Hong Kong requires the approval of the Hong Kong Department of Health. Typically, the approval process takes approximately six months. We estimate that it will cost a maximum of $10,000 to obtain this approval. The application for registration was originally filed in February 2010 and subsequently re-filed in July 2011. We are continuing to work with the Hong Kong Department of Health to obtain the requisite registration. We have not yet obtained the requisite approval but hope to receive approvals in mid 2012.

Clinical Trials

We have conducted a number of clinical trials with the goal of obtaining FDA approval to market and sell L-glutamine as a treatment for SCD. The FDA approval process begins with laboratory testing and then moves on to the clinical trial stage. In July 1994, Dr. Niihara started a pilot clinical trial using L-glutamine as an oral supplement to SCD patients. The study showed based on the preclinical data and demonstrated that oral consumption of L-glutamine by SCD patients increases the concentration of the reduced form of NAD, NADH, and its redox status. Clinically, all the patients who participated in the study reported an increase in their energy level and decrease in the severity of chronic pain with treatment.

In a Phase II, 12-week open label study conducted in 1995, Dr. Niihara found a significant decrease in the incidence and severity of sickle cell crisis in selected patients who experience unusually frequent episodes of sickle cell crisis. A Phase II blind clinical trial to assess the reduction of sickle cell crisis and chronic pain, which started in 1997 and was funded by the National Institutes of Health, the results of which were released in January 2003, demonstrated statistically significant reduction of chronic pain, while a strong trend toward significance was observed in the reduction in sickle cell crises. Another Phase II open label clinical trial, directed to exercise tolerance which started in 2000 and was funded by the FDA, the results of which were released in April 2009, demonstrated that patients on L-glutamine have improved physical stamina with no significant side effects.

In April 2009, Emmaus completed an 80 patient Phase II clinical trial funded by the FDA directed to reduce the incidence of sickle cell crisis as its primary indication. The trial took place at the following institutions: the Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“LABioMed”); Emory University, Atlanta, Georgia; Kaiser Permanente, Bellflower, California; the University of Medicine and Dentistry of New Jersey (Robert Wood Johnson Medical School), New Brunswick, NJ; and the Jacobi Medical Center-North Bronx Healthcare Network, Bronx, New York. This study showed clinical significance for reducing the incidence of sickle cell crisis (more than a 50% reduction in incidence of sickle cell crisis) but due to a higher than expected drop out rate, the statistical significance was not high enough to support Emmaus’ direct submission of a new drug application to the FDA. However, the safety of L-glutamine was well demonstrated in this trial. This Phase II clinical trial was managed by the contract research organization, ClinDatrix, Inc.

In April 2009, the FDA authorized Emmaus to begin a large Phase III clinical trial directed to study L-glutamine as an experimental agent to reduce sickle cell crisis. Patient enrollment began in mid-2010 and as of March 20, 2012, we have signed contracts with 28 sickle cell study sites across the United States and have enrolled 130 patients. We aim to complete the Phase III clinical trial enrollment by second quarter 2012. This Phase III trial will include an interim analysis after 24 weeks of the 48-week study period and we expect that it will involve 200+ patients at approximately 30 clinical trial sites around the country. This Phase III clinical trial is managed by ClinDatrix, Inc.

We anticipate, based on the fast track designation, that we will receive a Priority Review. A Priority Review is a streamlined review of the NDA and may take up to six months from when an NDA is submitted. If a Priority Review is not granted, the more involved review process would extend the review time to 10-12 months from the filing of the NDA. The primary difference between the Priority Review and the more involved review process is essentially the turnaround time by the FDA. We anticipate completing our clinical trial by the second half of 2013 and submitting the NDA for our product in late 2013. If we receive Priority Review of our NDA and no application deficiencies are identified by FDA, we expect that we would receive approval of the NDA in the first quarter of 2014.

Status of FDA Approvals and Orphan Drug Designation

The FDA has already approved L-glutamine as a treatment for short bowel syndrome. Accordingly, instead of the more involved approval process of Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) that is required for the first medical indication of a drug, Emmaus will proceed under Section 505(b)(2) of the FD&C Act, which provides a more streamlined and easier approval process for subsequent indications of a drug. Consequently, we believe that our Phase III clinical trial directed to reduce sickle cell crises will likely be considered a pivotal study for purposes of applying for FDA marketing approval under Section 505(b)(2). An NDA filed pursuant to Section 505(b)(1) is a “full” NDA that contains all original data produced by a company, while an NDA filed pursuant to Section 505(b)(2) contains slightly less data because a company is able to reference public data or drug approval that is known to the FDA.

The FDA Modernization Act of 1997 codified the FDA’s policy of granting “fast track” review of certain therapies targeting “orphan” indications and other therapies intended to treat severe or life threatening diseases and having potential to address unmet medical needs. Orphan indications are defined by the FDA as having a prevalence of less than 200,000 patients in the U.S. The Orphan Drug Act (“ODA”) provides for the granting of special status to a product to treat a rare disease or condition. The Orphan Drug Designation program provides orphan status to drugs and biologics which are defined as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases/disorders that affect fewer than 200,000 people in the U.S., or drugs for the treatment of diseases/disorders that affect more than 200,000 persons but for which the drug developer is not expected to recover the costs of developing and marketing the drug from the commercialization and sale of such drug.

In order to obtain Orphan Drug designation, we had to submit two copies of a completed, dated, and signed request for designation containing the following:

i.	A statement requesting orphan drug designation for a rare disease which was identified with specificity;

ii.	Our contact information, the generic name of the drug and the name and address of the source of the drug if it is not manufactured by the sponsor;

iii.	A description of the rare disease or condition for which the drug is being investigated, the proposed indication or indications for use of the drug, and the reasons why such therapy is needed;

iv.
A description of the drug and a discussion of the scientific rationale for the use of the drug for the rare disease, including all data from nonclinical laboratory studies, clinical investigations, and other relevant data that are available to the sponsor, whether positive, negative, or inconclusive. Copies of pertinent unpublished and published papers are also required;

v.	A summary of the regulatory status and marketing history of the drug in the United States and in foreign countries; and

vi.	Documentation, with appended authoritative references, to demonstrate that the disease or condition for which the drug is intended affects fewer than 200,000 people in the United States.

We applied for Orphan Drug designation June 11, 2001 and were granted orphan drug status on August 1, 2001. There is no expiration date on the status of the Orphan Drug designation. This designation waived the new drug application fee (presently over $1 million) and annual establishment and product fees, which were $497,200 and $86,520 respectively for the fiscal year ended December 31, 2011, provided a 50% tax credit for clinical work and if the product is approved, will provide us exclusive marketing rights for the SCD indication for seven years. The seven years of exclusivity is measured from the date of the approval of the application or the issuance of the license. Because we were granted Orphan Drug status, the 50% tax credit is absolute and is provided pursuant to the Orphan Drug Act, which provides for tax credits for testing expenses for drugs for rare disease or conditions, and the Internal Revenue Code, which specifically provides a tax credit equal to 50% of the qualified clinical testing expenses for the taxable year.

The waiver of the annual establishment fee is provided for under the FD&C Act, as amended by the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”), which provides that a drug designated as an Orphan Drug shall be exempt from product and establishment fees if the drug meets all of the following conditions: the drug meets the public health requirements contained in the FD&C Act as such requirements are applied to requests for waivers for product and establishment fees; and the drug is owned or licensed and is marketed by a company that had less than $50,000,000 in gross worldwide revenue during the previous year. While our right to a waiver of the product fee and annual establishment fee are not absolute as such waivers are subject to the above conditions, we have qualified for waivers of such fees because the experimental treatment for SCD meets all of the above conditions: (1) L-glutamine treatment for SCD received orphan designation under section 526 of FDC Act on August 1, 2001 and (2) the L-glutamine treatment for SCD is licensed by Emmaus Medical, Inc. whose gross worldwide revenue during the previous 12 months was less than $50,000,000. We believe that we will continue to meet such conditions in the future and receive waivers of the establishment and product fees.

Further, a marketing application for a prescription drug product that has been designated as a drug for a rare disease or condition is not subject to a prescription drug user fee unless the application includes an indication for other than a rare disease or condition.

We have obtained Fast Track designation for the L-glutamine therapy for SCD. Fast Track designation will provide us with many advantages over the normal FDA approval process, including the right to submit modules of the new drug application (NDA) in portions (“rolling submission”), rather than all at once, and the opportunity to have more FDA interaction.

Fast track is a process designed to facilitate the development, and expedite the review of, drugs to treat serious diseases and fill an unmet medical need. The purpose is to get important new drugs to the patient sooner. We assume that since we were granted fast track designation, we will be eligible for some or all the following:

•	More frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval;

•	More frequent written correspondence from the FDA about such things as the design of the proposed clinical trials;

•	Eligibility for Accelerated Approval, i.e., approval on an effect on a surrogate, or substitute endpoint reasonably likely to predict clinical benefit; and

•
Rolling Review, which means that we can submit completed sections of the New Drug Application (NDA) for review by FDA, rather than waiting until every section of the application is completed before the entire application can be reviewed. NDA review usually does not begin until the entire application has been submitted to the FDA.

We assume, based on the fast track designation, that we will receive a Priority Review. A Priority Review is a streamlined review of the NDA and may take up to six months from when an NDA is submitted. If a Priority Review is not granted, the more involved review process would extend the review time to 10-12 months from the filing of the NDA. The primary difference between the Priority Review and the more involved review process is essentially the turnaround time by the FDA. We anticipate completing our clinical trial by the second half of 2013 and submitting the NDA for our product in the third quarter of 2013. If we receive Priority Review of our NDA and no application deficiencies are identified by FDA, we expect that we would receive approval of the NDA in the first quarter of 2014.

We intend to communicate with the FDA on a regular basis to assure that questions and issues are resolved quickly, which may help lead to earlier drug approval and access by patients.

The expected cost to obtain FDA approval is difficult to estimate based on the dynamic process. Based on our assumption of receiving a Priority Review, we estimate that our regulatory and administrative costs to obtain FDA approval are approximately $400,000. Actual costs can vary greatly from this figure based on how the FDA review process proceeds. The bulk of these costs would be associated with the consultants retained by us to assist with the FDA application and response process. Should the FDA find deficiencies with our study data, additional studies may be required or if the FDA finds issues with the manufacturing of the product, such issues would need to be resolved prior to the approval of the NDA, the occurrence of either of which would increase the costs dramatically.

Product Sourcing and Packaging

We plan to obtain our USP-grade L-glutamine from Ajinomoto, a Japanese food, amino acid and pharmaceutical company, and from Kyowa Hakko, a Japanese pharmaceutical company. The Ajinomoto Company and Kyowa Hakko together produce the vast majority of USP-grade L-glutamine approved for sale in the U.S. The manufacturing of large quantities of USP-grade L-glutamine is a complex and expensive undertaking, and is therefore not an easy market for third parties to enter.

Ajinomoto Aminoscience LLC, through its parent company, the Ajinomoto Company, has previously provided L-glutamine to us free of charge for our clinical work, including our completed Phase II clinical trials. Ajinomoto is also providing L-glutamine for our Phase III clinical trials without charge. Pursuant to a letter of intent between Emmaus Medical and Ajinomoto, we agreed to purchase or cause relevant third party purchasers to purchase from Ajinomoto all of the L-glutamine that we will need for our commercial products. Pursuant to the letter of intent, we will be permitted to source L-glutamine from third party suppliers of up to 10% of our requirement for L-glutamine on a back-up basis. However, if a third party competitor of Ajinomoto offers us a more favorable pricing on L-glutamine of a similar grade with similar terms and conditions, we may ask Ajinomoto to adjust its pricing. Although the letter of intent contemplates that we will enter into a supply agreement with Ajinomoto, we have not yet entered into the supply agreement.

We currently source L-glutamine from Kyowa Hakko U.S.A. for our NutreStore® product. We do not have an agreement with Kyowa Hakko for the supply of L-glutamine. We purchase L-glutamine from Kyowa Hakko on an as-needed basis pursuant to individual purchase orders.

Eventually we plan to enter into exclusive long term supply contracts with these manufacturers for L-glutamine for SCD treatment that will require these companies to agree not to sell L-glutamine as a nutritional supplement or pharmaceutical for sickle cell disease applications. However, there is no assurance that we will be able to obtain such terms or economically attractive terms for obtaining pharmaceutical grade L-glutamine from these proposed suppliers, or that the suppliers will not experience an interruption in supply that could materially and adversely affect our business.

Our products will be packaged by an FDA approved facility. Anderson Packaging, Inc., of Rockville, Illinois, has handled the packaging for our Phase II and III clinical trials of L-glutamine for SCD and we plan to use the same company for commercial packaging of the product. Anderson Packaging, Inc. packaged L-glutamine for the clinical trials that resulted in the FDA’s marketing approval for L-glutamine for short bowel syndrome using the same dose and packaging protocol as the Company expects to use for treatment of SCD. Prior FDA approval of packaging types and protocols does not guarantee future approval of packaging types and protocols.

Sales and Marketing

We have one full time pharmaceutical sales representative. Our sales representative is in constant contact with management and other employees at our headquarters to share current product information and sales strategies to assist with any immediate patient and physician needs.

As we expand our sales of L-glutamine for SBS and commercialize our L-glutamine treatment for SCD, we intend to increase the size of our sales staff. We intend to employ experienced sales representatives in the U.S. to promote our prescription pharmaceuticals. Sales representatives will receive appropriate training, education and development to ensure they have current knowledge of our products, disease states, policies and procedures as well as the current Compliance Program Guidance for Pharmaceutical Manufacturers published by the U.S. Department of Health and Human Services, Office of Inspector General, the provisions of the Code on Interactions with Healthcare Professionals created by the Pharmaceutical Research and Manufacturers of America (“PhRMA Code”) and the FDA’s regulatory limitations on promotional activities. We also intend to seek partnerships if deemed necessary.

After obtaining FDA approval for the SCD indication, we intend to focus our sales and marketing efforts across several different groups, including patients, physicians, health care providers, hospitals, treatment centers, insurance carriers, non-profit associations, and collaborating pharmaceutical companies. Our in-house product specialists and sales representatives will focus on the following tasks as part of our marketing strategy:

•	promote our L-glutamine therapy to SCD specialist physicians;

•	promote awareness of our L-glutamine therapy at all U.S. community-based treatment centers;

•	develop L-glutamine therapy collateral materials and informational packets to educate patients and physicians and garner industry support;

•	establish collaborative relationships with non-profit organizations that focus on SCD; and

•	identify international opportunities for our L-glutamine therapy.

Our target customers for NutreStore® are SBS patients, as well as their local treating medical centers and physicians. Patient and physician awareness of the NutreStore® brand will be key to our success. We intend to exhibit at trade shows and other events and maintain websites with current information on NutreStore® to strengthen this brand. In addition, we will work with patient support organizations, such as the Oley Foundation, to promote our SBS treatment.

Research and Development

For the years ended December 31, 2011 and 2010, we expended $1.6 million and $1.1 million, respectively, in research and development costs related to our L-glutamine treatment for SCD.

The estimated cost to complete the Phase III clinical trial we are currently conducting for our L-glutamine treatment for SCD is $5.2 million. This estimate is based on our current plan to use up to 35 clinical trial sites across the U.S. and assumes that the trial is conducted in accordance with our projected timeline to complete the trial by the end of 2012. Should the trial take longer than expected to complete or we use more trial sites than currently anticipated, our costs related to the Phase III trial will increase.

We believe that the research and development cost for corneal cell sheet technology in the U.S. is approximately $3 million in research and development costs. Such estimate includes the cost of obtaining FDA approval for the corneal cell sheets. We have assumed that we will need biologic approval of the FDA for the corneal cell sheets, rather than pharmaceutical approval, and that we will only have to run a small trial here in the U.S. to test the safety and efficacy of the corneal cell sheets because we believe that we will be able to submit, and the FDA will accept, the data regarding corneal cell sheets submitted to the EMA.

The estimated cost to initiate the cardiac cell sheet work is $2.8 million. This estimate is based on our current plan to work with regulatory consultants and medical advisors. We expect that these costs will increase in the future when the clinical study program has been developed.

Intellectual Property

We rely on a combination of patent, licenses, trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the pharmaceutical industry. While we do not currently have any patents, we have 2 patent licenses with third parties.

We also rely on unpatented technologies to protect the proprietary nature of our products. We require that our management team and key employees enter into confidentiality agreements that require the employees to assign the rights to any inventions developed by them during the course of their employment with us. All of the confidentiality agreements include non-solicitation provisions that remain effective during the course of employment and for periods following termination of employment.

Licenses and Promotional Rights Agreements

On March 1, 2001, Emmaus Medical became the exclusive worldwide licensee of U.S. Patent No. 5,693,671, entitled “L-glutamine Therapy for Sickle Cell Disease and Thalassemia” (the “SCD Patent”) to develop a treatment for SCD and thalassemia using L-glutamine pursuant to a license agreement. The license agreement is effective until the expiration of the SCD Patent,which will be in 2016 unless a patent term extension is granted by the United States Patent & Trademark Office due to regulatory (e.g., FDA) delay related to product commercialization.  The maximum possible term extension one can receive is five years.

  Pursuant to the license agreement, we acquired the exclusive right to test, gain governmental approval of, make, have made, use, distribute and sell products (“Licensed Products”) designed for use in carrying out methods covered under the SCD Patent and/or incorporating technical information provided by the licensor or by any of certain doctors affiliated with the licensor. Pursuant to an addendum to the license agreement, we agreed to pay royalties to the licensor during the term of the agreement equal to 4.5% of net sales of Licensed Products in the U.S. until lifetime royalty payments made to the licensor total $100,000, at which time the royalty rate will decrease to 2.5% of net sales of the Licensed Products. No royalties will be paid to the licensor for Licensed Products sold or distributed, or Licensed Methods practiced, on a non-profit basis. Royalty payments are due within 45 days of the end of each fiscal quarter, with the last payment due 45 days after the termination of the agreement. Any payments not made when due accrue interest on and after the due date at a rate equal to the prime interest rate quoted by the Bank of America on the date the payment is due, with interest being compounded on the last day of each calendar quarter.

We are also responsible for paying all fees and costs relating to the maintenance of the SCD Patent. Before any Licensed Products are commercially sold or Licensed Methods are practiced on humans, we are required to obtain comprehensive general liability insurance policies, including product liability insurance coverage in the minimum amount of $0.5 million. If we fail to obtain the required insurance policies, the licensor may terminate the agreement or obtain such insurance at our sole cost and expense. We currently have product liability insurance for NutreStore® and also have clinical trial insurance for the SCD study.

The license agreement will terminate upon the expiration of the patent in 2016 (unless as extension is granted), or earlier upon a court’s determination that the patent is invalid or unenforceable. If we fail to pay royalties when due and payable, the licensor may terminate the agreement upon 90 days’ written notice, unless we pay all outstanding royalties and interest due, during such 90-day period. The licensor may also terminate the agreement upon our material breach of the agreement upon providing us with 90 days’ written notice. The agreement shall automatically terminate at the end of such 90-day period unless we cure the breach or default during such period.

In October 2007, Emmaus Medical became the exclusive sublicensee of US Patent No. 5,288,703 (the “SBS Patent”) for the U.S. market, including the rights to distribute the L-glutamine treatment for the treatment of SBS under the trademark NutreStore® in the U.S., and commercially launched NutreStore® in June 2008. Pursuant to the sublicense, as amended by an assignment and transfer agreement, we are required to pay a royalty of 10% of adjusted gross sales of NutreStore® to Cato Holding Company (“Cato”) through 2016. We are also required to pay to Cato Holding Company a royalty of 1% of gross sales of L-glutamine as a treatment for SCD and thalassemia for a period of five years from the date of the first commercial sale of such product as outlined in the Sublicense Agreement with Cato. The sublicense is subject to a sublicense that Cato Holding Company holds from Ares Trading, S.A. (the “Ares License”), and if the Ares License is terminated for any reason, then our sublicense with Cato will also terminate. This sublicense was amended in February 2011 and ownership of the NutreStore® NDA and Drug Master Files (DMF) containing the proprietary information relating to the manufacturing and packaging specifications of NutreStore® product were transferred to us. The sublicense agreement terminates upon the earliest to occur of (i) the expiration or invalidation of the SBS Patent in the U.S., (ii) the voluntary termination by Emmaus Medical at the end of a calendar year upon 180 days’ written notice, (iii) termination by either party upon the other party’s breach of a material provision of the agreement upon 60 days’ notice and opportunity by the breaching party to cure such breach, (iv) by licensor upon 90 days’ written notice to Emmaus Medical for Emmaus Medical’s failure to comply with any applicable law or governmental rule or regulation concerning manufacture, marketing or sale of licensed product and failure to cure such breach within such 90 days period , or (v) the termination, for any reason, of the Ares License. The SBS Patent expired on October 7, 2011 and the sublicense agreement terminated on the date of expiration. Pursuant to the assignment and transfer agreement, Emmaus Medical agreed to pay royalties to Cato though 2016 on sales of NutreStore®. We agreed to pay royalties after the expiration of the sublicense agreement from 2012 to 2016 in consideration of the transfer of the NDA for NutreStore® from Cato to us, the transfer of the NutreStore® related trademarks from Cato to us, the transfer of the NutreStore Drug Master File Nos. 16633 and 16639 from Cato to us, and the services provided by Cato related to the filing of a new Drug Master File (“DMF”) and for the know-how represented by the NutreStore® NDA and DMFs.

We do not anticipate that the expiration of sublicense agreement with Cato will have a significant impact on the Company. We intend to sell NutreStore® upon the expiration of the agreement. Upon the expiration of the agreement, we currently do not believe there should be significant competition in the marketplace for a generic version of NutreStore® given the small population of SBS patients (<10,000 adults).

On April 8, 2011, Emmaus Medical entered into a Joint Research and Development Agreement (the “Research Agreement”) and an Individual Agreement (the “Individual Agreement”) with CellSeed. Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products (the “Products”), and the future commercialization of such Products, particularly Emmaus Medical and CellSeed are interested in the joint research and development of Cultured Autologous Oral Mucosal Epithelial Cell-Sheet (“CAOMECS”) for generated medicine of cornea cells, and potentially Cell-Sheets for Cardiac Muscle Regeneration, and Regenerated Cartilage Sheets. The parties will enter into separate agreements for each project or task conducted pursuant to the Research Agreement defining the details of such project. CellSeed will transfer to Emmaus U.S. laboratories the engineering and know-how technology necessary for Emmaus to create cell sheets under each individual agreement. All intellectual property rights created in the course of the Research Agreement and any individual agreement, including rights made jointly by the employees of the Company and CellSeed or made solely by the employee(s) of the other party based on confidential information or intellectual property rights exchanged between the parties, will be owned jointly by the Company and CellSeed. Intellectual property rights related to the Products that are developed solely by one party’s employees independently from confidential information and intellectual property rights of the other party, shall be owned by the party whose employees made such invention, provided however, that such party will grant a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully paid up, sub-licensable, transferable license of such rights to the other party. Pursuant to the Individual Agreement, CellSeed granted the Company an exclusive right to manufacture, sell, market and distribute CAOMECS for the cornea in the United States. CellSeed shall disclose its accumulated information package (the “Package”) for the joint development of CAOMECS to Emmaus Medical. Pursuant to the Research Agreement, the Company agreed to pay CellSeed $8,500,000 (the “Research Agreement Payment”) within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the Package to Emmaus. Pursuant to the Individual Agreement, the Company agreed to pay $1,500,000 to CellSeed (the “Individual Agreement Payment”) within 30 days of CellSeed’s delivery of the Package to the Company and a royalty to be agreed upon by the parties. Pursuant to the Addendum to the Research Agreement, CellSeed and the Company further acknowledged that all obligations of CellSeed corresponding to the Research Agreement Payment and the Individual Agreement Payment shall be fully discharged by CellSeed’s delivery of the Package, which delivery shall be documented by written confirmation of acceptance by the Company. The Company is obligated to make the Research Agreement Payment and the Individual Agreement Payment only after the Company’s provides its written confirmation of acceptance of the complete Package to CellSeed. The parties will determine the rate at which profits from the net sales of CAOMECS in the United States will be split between the parties. The Individual Agreement will remain in effect until CellSeed’s patents used for the CAOMECS expire in the United States in February 2023 and February 2024, unless terminated earlier by the parties.

Cell sheet technology is a method that allows us to grow and harvest tissue in a sheet form rather than individual cells. Clinical trials to repair damaged cornea and heart muscle using cell sheets have been initiated in Japan and Europe. In Europe, a multi-center clinical trial to repair damaged cornea with the patients’ own oral mucosal cells are being prepared in consultation with the EMA using the cell sheet technology. A relatively large single center clinical trial entitled “Multicenter Study of Cultured Autologous Oral Mucosal Epithelial Cell-sheet (CAOMECS) Transplantation to Patients with Total Limbal Stem Cell Deficiency,” was conducted from 2007 to 2011 at the Les Hospices Civils De Lyon in France involving 25 patients with limbal stem cell deficiencies who have suffered loss of vision. The results of the study, which have not yet been published, produced an abundance of positive data indicating improvement in symptoms for patients with “limbal stem cell deficiency” (“LSCD”). Based on this data, management hopes that this treatment can potentially provide a cure for a group of patients diagnosed with LSCD, which was considered incurable. An interim report of the results of the study was presented at the World Cornea Congress in April 2010. CellSeed issued a press release in April 2010 regarding such interim report which can be viewed on CellSeed’s website. The final report for the trial is currently being reviewed by the EMA. Upon the EMA’s completion of its review, the results of the completed review will be announced on the EMA’s website and a summary of the study is anticipated to be announced on CellSeed’s website at that time. It is anticipated that the results of the study will be published in a scientific journal after the EMA completes its review; however, it is not known in which journal the results will be published. Upon the EMA’s approval of the product, we intend to apply for FDA approval of the corneal cell sheets, for which we have the exclusive rights to manufacture, sell, market and distribute in the United States pursuant to the Individual Agreement.

Currently, cell sheets for cornea cells and cardiac cells are not being sold. The potential market for the cornea cell sheet products include patients with damaged corneas, which we believe includes a small percentage of the approximate 40,000 corneal transplants in the U.S. each year, which number is from the National Eye Institute section of the National Institutes of Health website. The market for cardiac cell sheets also includes the approximate 3,000 persons who are awaiting heart transplants in the United States, according to the section of the National Heart, Lung and Blood Institute’s website regarding heart transplants.

While many large pharmaceutical and biotechnology companies throughout the world, especially in Europe, have contracts with CellSeed to promote this technology, Emmaus is the first company to obtain the marketing and development contracts with CellSeed for this technology in the U.S. The principal steps to develop the corneal and cardiac cell sheets include engaging a manufacturer compliant with applicable cGMP, obtaining FDA approval of the products, training physicians who will use the products and perform procedures with the products and promoting the availability of the products. We believe the cost to develop this the corneal cell sheet technology in U.S. is approximately $13 million, which includes the $10 million in payments we have agreed to make to CellSeed pursuant to the Research Agreement and Individual Agreement and $3 million in research and development costs. Such estimate includes the cost of obtaining FDA approval for the corneal cell sheets. The FDA has different divisions that review products and the designation of the approval would depend on the classification of the product. Biological products include a wide range of things such as vaccines, blood and blood components, allergenics, somatic cells, gene therapy, tissues, and recombinant therapeutic proteins. Biologics can be composed of sugars, proteins, or nucleic acids or complex combinations of these substances, or may be living entities such as cells and tissues. The review and approval process for biologics is handled by the FDA’s Center for Biologics Evaluation and Research (CBER). Pharmaceutical drugs are typically chemically synthesized and have a known structure, whereas most biologics are complex mixtures that are not easily identified or characterized. The review and approval process for pharmaceuticals (“pharmaceutical approval”) is handled by the FDA’s Center for Drug Evaluation and Research (CDER). Although the review process for biologics and pharmaceuticals is handled by different divisions, the regulatory pathway is virtually the same. We have assumed that we will need biologic approval from the CBER division of the FDA for the corneal cell sheets, rather than pharmaceutical approval from the CDER division, although because the review and approval process for biologics and pharmaceuticals is virtually the same, the type of approval required for the cell sheets should not affect our proposed activities with respect to the cell sheets. We have also assumed that we will only have to run a small trial here in the U.S. to test the safety and efficacy of the corneal cell sheets because we believe that we will be able to submit, and the FDA will accept, the data regarding corneal cell sheets submitted to the EMA. We estimate that we will need another $2 million to commercialize the corneal cell sheet technology. Based on data available for cornea treatment using this technology, we anticipate it will be two to three years before we can commercialize this product in U.S. We plan to participate in a multi-center international study involving cardiac cell sheets within the next two years and anticipate that we will be able to commercialize these products in about five years. We estimate that we will need $2.8 million to initiate the cardiac cell sheet work. The total estimated costs and timeframe for development and commercialization of the cardiac cell sheets has not yet been determined.

Trademarks

We currently own three U.S. trademarks, including “Emmaus Medical,” “NutreStore” and “AminoPure,” a Japanese trademark for “AminoPure,” and a Philippines trademark for “AminoPure.”  We are also pursuing trademark registration for “AminoPure” in South Korea, Taiwan, Ghana and Kenya.
Patent Applications

We recently filed two provisional patent applications directed to new indications for L-glutamine and its derivatives.  We plan to convert the provisional applications to non-provisional applications in the appropriate timeframe and to pursue related patent rights in other countries.

Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products. We intend to seek patents on our products when we deem it commercially appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued for currently pending or future applications or that our existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us. We may be subject to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such intellectual property claims could have a material adverse effect on our operations.

Competition

The development and commercialization of pharmaceutical products is very competitive and characterized by extensive research efforts and rapid technological progress. Competition in our industry occurs on a number of fronts, including developing and bringing new products to market before our competitors, developing new products to provide the same benefits as existing products at lower cost and developing new products to provide benefits superior to those of existing products. We face competition from other pharmaceutical companies, particularly those that provide alternative drugs to treat SCD and SBS, as well as other entities that develop alternative therapies and dietary supplements that could limit the market for our L-glutamine product.

We currently face two competing treatments for SCD treatment, one of which being Bristol-Myers Squibb’s Hydroxyurea and the other being bone marrow transplants. Additionally, gene therapy techniques hold promise as a potential treatment for a variety of genetic diseases, including SCD; however, there are currently many questions about the efficacy of gene therapy and when such therapies could become available to treat diseases such as SCD.

Presently, the most prevalent therapy for patients with SBS is parenteral nutrition. However, as outlined above, Emmaus’ product NutreStore® when used in conjunction with a recombinant human growth hormone approved for this indication and a specialized diet can be used to reduce the volume and frequency of parenteral nutrition therapy for most patients.

Because L-glutamine is currently sold as a nutritional supplement, there is risk that both of the Company’s pharmaceutical products for treatment of SCD and SBS may experience competition with providers of L-glutamine in nutritional supplement form. In fact, when dealing with a method patent directed to new uses for old compounds, there is always a risk that the medication can be obtained from unauthorized sources, and sold at cut-rate prices, known as the “generic leakage” problem. More generally, generic leakage results when a barrier to competition, e.g. a patent expires or is invalidated, suddenly opening up the formerly price protected (and relatively expensive) product to competition from relatively inexpensive products. As a result, consumers will tend to purchase more of the cheaper product and less of the expensive product. However, the Company believes generic leakage will not be a major factor for a number of reasons, including but not limited to insurance/reimbursement factors, pricing strategies, regulatory barriers to market entry, state laws governing the prescribing and dispensing of pharmaceuticals and the substitution of therapeutic equivalents, distribution mechanisms, FDA-administered market exclusivity protections, intellectual property protections, and other factors inherent in the FDA regulatory differences between pharmaceuticals and nutritional supplements including but not limited to advertising laws and manufacturing practices. The FDA-administered market exclusivity protection that we will have is tied to the orphan drug status designation granted by the FDA. This provides for an additional seven years of market exclusivity for the SCD indication.

Our competitors may have products that have been approved or are in advanced development and may succeed in developing drugs that are more effective, safer and more affordable or more easily administered than ours or that achieve commercialization sooner than our products.

As of January 31, 2012, we had 13 employees, 11 of whom are full time, and four consultants. We have not experienced any work stoppages and we consider our relations with our employees to be good.

ITEM 1A: RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this Form 10-K before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our shares of common stock are traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Form 10-K.

RISKS RELATED TO OPERATIONS

We have incurred losses since inception, have limited cash resources and anticipate that we will continue to incur substantial losses for the foreseeable future.

We are in the development stage. As of December 31, 2011, we had an accumulated deficit of $21.6 million since our inception in 2000. Our net losses were $8.8 million and $3.8 million for the years ended December 31, 2011 and 2010, respectively. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We have had limited revenue and have sustained significant operating losses since inception, and are likely to sustain operating losses in the foreseeable future. Since inception, we have funded our operations through the private placement of equity securities, convertible notes and loans from stockholders and expect that we will continue to fund our operations through public or private equity or debt financings or other sources, such as strategic partnerships. Such financings may not be available in amounts or on terms acceptable to us, if at all. Our failure to raise capital as and when needed would inhibit our ability to continue operations and implement our business strategies.

We expect to continue to incur significant and increasing negative cash flow and operating losses as we continue our research activities, conduct clinical trials, and seek regulatory approvals for our L-glutamine treatment for SCD. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the extent of any future losses, whether or when we will be able to commercialize our L-glutamine treatment for SCD, or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2011 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We will require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities or result in our inability to continue as a going concern.

We will require additional capital to pursue planned clinical trials and regulatory approvals, as well as further research and development and marketing efforts for our products and potential products. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the duration and results of the clinical trials for our various products going forward;

•	unexpected delays or developments in seeking regulatory approvals;

•	the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	other unexpected developments encountered in implementing our business development and commercialization strategies; and

•	the outcome of litigation, if any, and further arrangements, if any, with collaborators.

We may attempt to raise additional funds through public or private financings, collaborations with other pharmaceutical companies or financing from other sources. Additional funding may not be available on terms which are acceptable to us. If adequate funding is not available to us on reasonable terms, we may need to delay, reduce or eliminate one or more of our product development programs or obtain funds on terms less favorable than we would otherwise accept. To the extent that additional capital is raised through the sale of equity securities or securities convertible into or exchangeable for equity securities, the issuance of those securities could result in dilution to our stockholders. Moreover, the incurrence of debt financing could result in a substantial portion of our future operating cash flow, if any, being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. This could render us more vulnerable to competitive pressures and economic downturns.

In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in us will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

Our business is subject to extensive government regulation, which could cause delays in the development and commercialization of our drug products, impose significant costs on us or provide advantages to our larger competitors.

The FDA and similar agencies in foreign countries impose substantial requirements upon the development, manufacture and marketing of drugs. They require laboratory and clinical testing, manufacturing, labeling, registration, notification, clearance or approval, marketing, distribution, recordkeeping, reporting and promotion, and other costly and time-consuming processes and procedures to be in compliance with applicable regulatory requirements. Satisfaction of clearance or approval commitments or requirements typically takes several years or more and varies substantially from country to country as well as upon the type, complexity and novelty of the therapeutic product.

The effect of government regulation may be to delay approval or marketing of products for a considerable or indefinite period of time, to impose costly processes and procedures upon our activities and to furnish a competitive advantage to larger companies that compete with us. There can be no assurance that the FDA or other regulatory clearance or approval for any products developed by us will be granted on a timely basis, if at all, or, once granted, that clearances or approvals will not be withdrawn or other regulatory actions taken which might limit our ability to market our proposed products. Any such delay in obtaining or failure to obtain such clearance or approvals or imposition of regulatory actions would adversely affect us, the manufacturing and marketing of the products we intend to develop and our ability to generate product revenue.

We cannot assure you that we will be able to complete our clinical trial programs successfully within any specific time period, or if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.
We do not know if our current clinical trials for our L-glutamine treatment for SCD will be completed on schedule or at all. Even if completed, we do not know if these trials will produce statistically significant or clinically meaningful results sufficient to support an application for marketing approval. Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to obtain regulatory clearance to commence clinical trials, engage clinical trial sites and medical investigators, reach agreement on acceptable clinical trial agreement terms, clinical trial protocols or informed consent forms with medical investigators, clinical trial sites or institutional review boards and, thereafter, the rate of patient enrollment, and the rate to collect, clean, lock and analyze the clinical trial database.

Patient enrollment in trials  is a function of many factors, including the design of the protocol, the size of the patient population, the proximity of patients to and availability of clinical sites, the eligibility criteria for the study, the perceived risks and benefits of the drug under study and of the control drug, if any, the medical investigator’s efforts to facilitate timely enrollment in clinical trials, the patient referral practices of local physicians, the existence of competitive clinical trials, and whether other investigational, existing or new drugs are available or approved for the indication. If we experience delays in identifying and contracting with appropriate medical investigators and site, in patient enrollment and/or/completion of our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials on a cost-effective or timely basis. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all. If we or any third party have difficulty obtaining sufficient clinical drug materials or enrolling a sufficient number of patients in a timely or cost-effective manner to conduct its clinical trials as planned, or if enrolled patients do not complete the trial as planned, we or a third party may need to delay or terminate ongoing clinical trials, which could negatively affect our business.

Clinical trials often require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit for our clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the relevant patient population, the nature and design of the protocol, the proximity of patients to clinical sites, the eligibility and exclusion criteria applicable for the trial, existence of competing clinical trials and the availability of already approved effective drugs for the indications being studied. In addition, patients may withdraw from a clinical trial or be unwilling to follow our clinical trial protocols for a variety of reasons. If we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective.

The drug development process to obtain FDA approval is very costly and time consuming and if we cannot complete our clinical trials in a cost-effective manner, our results of operations may be adversely affected.

Even with the granting of orphan drug status and fast track designation, the cost associated with the successful development of the L-glutamine treatment for SCD is uncertain. Costs of clinical trials may vary significantly over the life of a project owing but not limited to the following:

•	the duration of the clinical trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	per patient trial costs;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the efficacy and safety profile of the product candidate;

•	the costs and timing of obtaining regulatory approvals; and

•	the costs involved in enforcing or defending patent claims or other intellectual property rights.

If we are unable to control the costs of our clinical trials and conduct our trials in a cost-effective manner, our results of operations may be adversely affected.

We may be required to suspend, repeat or terminate our clinical trials if they do not meet regulatory requirements, the results are negative or inconclusive or adversely affect the necessary human subject protections, or if the trials are not well designed, all of which may result in significant negative repercussions on our business and financial condition.

We must be evaluated in light of the uncertainties and complexities affecting a development stage company.  Our L-glutamine treatment for SCD, which is currently our only product in development, has not yet received regulatory approval for its intended use or for commercial sale. We cannot market a pharmaceutical product in any jurisdiction until it has completed rigorous preclinical testing and clinical trials and passed such jurisdiction’s extensive regulatory approval process. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Data obtained from pre-clinical and clinical tests can be interpreted in different ways and could be ultimately deemed insufficient by regulatory authorities, which could delay, limit or prevent regulatory approval. It may take us many years to complete the required testing of our products to support application for clearance or approval and failure can occur at any stage of this process. We cannot provide assurance that our preclinical and clinical testing will be completed successfully within any specified time period by us, or without significant additional resources or expertise provided by third parties we need to conduct such testing. We cannot provide assurance that any such testing will demonstrate potential products to be safe and efficacious or that any such product will be approved for a specific indication. Results from early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials. In addition, negative or inconclusive results from the clinical trials we conduct or adverse medical events could cause us to have to suspend, repeat or terminate the clinical trials.  Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards and must meet the requirements of these authorities, including but not limited to requirements for informed consent and good clinical practices and we cannot guarantee that we will be able to comply with such requirements.  We will rely on third parties, such as contract research organizations and/or contract laboratories, regulatory consultants and data management companies, to assist us in overseeing and monitoring clinical trials as well as to process the clinical results and manage test requests, which may result in delays or failure to complete trials, if the third parties fail to perform or to meet the applicable regulatory requirements and standards. A failure by any us or such third parties to comply with  the terms of a product development program and regulatory requirements for any particular product candidate or to complete the clinical trials for a product candidate in the envisaged time frame could have a significant negative effect on our business and financial condition.

There are known adverse side effects to our NutreStore® product.

We market and sell NutreStore® [L-glutamine powder for oral solution], a prescription pharmaceutical product that has received FDA approval for the treatment of SBS, when used in combination with a recombinant human growth hormone approved for this indication and a specialized nutritional support.  Patients receiving intravenous parenteral nutrition [IPN] and NutreStore® should be routinely monitored for kidney and liver function, particularly patients with kidney or liver impairment.  Common reported side effects of NutreStore® include, but are not limited to, nausea or vomiting, feeling the need or urge to empty bowels, gas, abdominal pain, hemorrhoids, constipation, aggravation of Crohn’s disease, gastric ulcer or gastric fistula.  The approved indication of the product in combination with recombinant human growth hormone and specialized diets, and any of these known side effects and any associated warning statements or labeling requirements may limit the commercial profile of this product and prevent us from achieving or maintaining market acceptance of such product.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, which may result in necessary changes to clinical trial protocols, informed consents and study budgets, which could result in increased costs to us, delay our development timeline or reduce the likelihood of successful completion of the clinical trial.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, as a result of which we may need to amend clinical trial protocols, informed consents and study budgets. If we experience delays in initiation, conduct or completion of, or if we terminate, any of our clinical trials, due to changes in regulatory requirements/guidance or other unanticipated events, we may incur additional costs, have difficulty enrolling subjects or achieving medical investigator or institutional review board acceptance of the changes and the successful completion of the trial and ultimately the commercial prospects for our L-glutamine treatment for SCD may be harmed and our ability to generate product revenue will be delayed, possibly materially.

Even if we are able to develop our L-glutamine treatment for SCD, we may not be able to receive regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our L-glutamine treatment for SCD, which would adversely affect our financial results and financial condition.

Although our L-glutamine treatment for SCD is in Phase III clinical trials, it will still require regulatory approval before we can market it. We cannot predict the outcome of our Phase III clinical trial of this product and cannot assure you that we will obtain the necessary regulatory approvals to permit commercialization. There are many reasons that we may fail in our efforts to develop and commercialize our L-glutamine treatment for SCD and other drug product candidates, including:

•	the chance that our preclinical testing or clinical trials could show that our L-glutamine treatment for SCD or other drug product candidates are ineffective and/or cause harmful side effects;

•	the failure of our drug product candidates to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;

•	the failure of our drug product candidates, once approved, to be produced in commercial quantities or at reasonable costs;

•	physicians’ reluctance to switch from existing treatment methods, including traditional therapy agents, to our products;

•	the failure of our drug product candidates, once approved, to achieve commercial acceptance;

•	the introduction of products by our competitors that are more effective or have a different safety profile than our products;

•	the application of restrictions to our drug product candidates by regulatory or governmental authorities;

•	the proprietary rights of other parties preventing us or our potential collaborative partners from marketing our drug product candidates;

•	the possibility that we may not be able to maintain the orphan drug designation or obtain orphan drug exclusivity for our product; and

•	the possibility that our fast track designation may not actually lead to a faster development or regulatory review or approval process.

Even if the FDA and other regulatory authorities approve our L-glutamine treatment for SCD or any of our products, the manufacture, packaging, labeling, distribution, marketing and sale of such products will be subject to strict and ongoing regulation. Compliance with such regulation will be expensive and consume substantial financial and management resources. The FDA has the authority to regulate the claims we make in marketing our prescription drug products to ensure that such claims are true, not misleading, supported by scientific evidence and consistent with the labeled use of the drug. The FDA also has the authority to regulate the claims we make in marketing AminoPure®. Failure to comply with FDA requirements in this regard could result in, among other things, warning letters, suspensions of approvals, seizures or recalls of products, injunctions against a product’s manufacture, distribution, sales and marketing, operating restrictions, civil penalties and criminal prosecutions. Any of these FDA actions could negatively impact our product sales and profitability. Additionally, an approval for a product may be conditioned on our agreement to conduct costly post-marketing follow-up studies to monitor the safety or efficacy of the products. In addition, as  clinical experience with a drug expands after approval because the drug is used by a greater number and more diverse group of patients than during clinical trials,unknown side effects or other problems may be observed after approval that were not observed or anticipated during pre-approval clinical trials. In such a case, a regulatory authority could restrict the indications for which the product may be sold or restrict the distribution channels or revoke the product’s regulatory approval, which could hinder our ability to generate revenues from our products. If we fail to develop and commercialize our drug product candidates as planned, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research product development programs and may be forced to cease operations.

We are subject to various regulations pertaining to healthcare fraud and abuse, violations of which could have a material adverse affect on our business.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including inducing, facilitating or encouraging submission of false claims to government programs and prohibitions on the offer or payment or acceptance of kickbacks or other remuneration for the purchase of our products. Specifically, these anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, or pay any remuneration in exchange for purchasing, leasing or ordering any service or items including the purchase or prescribing of a particular drug for which payment may be made under a federal healthcare program. Because of the sweeping language of the federal anti-kickback statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the Department of Health and Human Services has published regulations, known as “safe harbors,” that identify exceptions or exemptions to the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case by case basis for compliance with the statute. We seek to comply with anti-kickback statutes and, if necessary, to fit within one of the defined “safe harbors; “ we are unaware of any violations of these laws. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition, results or operations and cash flows.

If the manufacturers upon whom we rely fail to timely produce in the volumes and quality that we require or fail to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products, if any, and may lose potential revenues.

We do not currently have or intend to develop our own manufacturing capabilities. We intend to enter into various arrangements with contract manufacturers and others to manufacture our products and, thus, will significantly depend upon the subsequent success of these outside parties in performing their manufacturing responsibilities. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products may encounter difficulties in production, including problems with quality control, quality assurance testing, shortages of qualified personnel, and compliance with strictly enforced federal, state and foreign regulations. Our third-party manufacturers and key suppliers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments at foreign facilities or financial difficulties. If these manufacturers or key suppliers were to encounter any of these difficulties, or otherwise fail to comply with their regulatory and contractual obligations, our ability to timely launch any potential product candidate, if approved, would be jeopardized.

We currently obtain our pharmaceutical grade L-glutamine from two Japanese companies, which together produce the vast majority of pharmaceutical grade L-glutamine approved for sale in the U.S., and obtain all of our L-glutamine for our NutreStore® product from one of these companies. If these suppliers were to experience any manufacturing or production difficulties producing pharmaceutical grade L-glutamine, our ability to complete our clinical trials, to commercialize L-glutamine for the treatment of SCD and to continue to sell NutreStore® would be harmed.

We intend to enter into long term supply agreements with one or more manufacturers for our products. There can be no assurance that we will be successful in entering into such long term supply contracts, or that such contracts will be at prices that are acceptable to us. Our manufacturing partners may not be able to expand capacity or to produce additional product requirements for us in the event that demand for our products increases. There can be no assurance that we or our manufacturers will be able to continue purchasing raw materials or single source ingredients for our products from current suppliers or any other supplier on terms similar to current terms or at all. Any interruption in the availability of certain raw materials or ingredients, or significant increases in the prices paid by us for them, could have a material adverse effect on our business, financial condition, liquidity and operating results.

In addition, all manufacturers and suppliers of pharmaceutical products must comply with applicable current good manufacturing practice, or cGMP, regulations for the manufacture of our products, which are enforced by the FDA through its facilities inspection program. The FDA is likely to conduct inspections of our third party manufacturer and key supplier facilities as part of the Agency’s review of any of our NDAs and its ongoing compliance programs. If our third party manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval for products undergoing regulatory review or the inability to meet market demands for approved, marketed products, particularly if these sites are supplying single source ingredients required for the manufacture of any potential product. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation, among other items. Furthermore, regulatory qualifications of manufacturing facilities are applied on the basis of the specific facility being used to produce supplies. As a result, if one of the manufacturers that we rely on shifts production from one facility to another, the new facility must go through a complete regulatory qualification and be approved by regulatory authorities prior to being used for commercial supply. Our manufacturers may be unable or fail to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with these requirements may result in fines, product recalls or seizures and related publicity requirements, injunctions, total or partial suspension of production, civil penalties, suspension or withdrawals of previously granted regulatory approvals, warning or untitled letters, refusal to approve pending applications for marketing approval of new products or of supplements to approved applications, import or export bans or restrictions, and criminal prosecution and penalties. Any of these penalties could delay or prevent the promotion, marketing or sale of our products. If the safety of any quantities supplied is compromised due to a third party manufacturer’s or key supplier’s failure to comply with or adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

The failure of our products to gain market acceptance will hinder our ability to generate revenues from the sale of our products.

Even if our products are approved for commercialization, they may not be successful in the marketplace. Market acceptance of any of our products will depend on a number of factors including, but not limited to:

•	demonstration of significant clinical efficacy and safety;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in the product’s approved labeling;

•	the availability of alternative treatments for the indications;

•	the advantages and disadvantages of our products relative to current or alternative treatments;

•	the availability of acceptable pricing and adequate third-party reimbursement; and

•	the effectiveness of marketing and distribution methods for the products.

If our products do not gain market acceptance among physicians, patients, treatment centers, healthcare payors and others in the medical community, which may not accept or utilize our products, our ability to generate significant revenues from our products would be limited and our financial conditions will be materially adversely affected. In addition, if we fail to successfully penetrate our core markets and successfully expand our business into new markets, the growth in sales of our products, along with its operating results, could be negatively impacted.

Our ability to successfully penetrate our core markets in which we compete or to expand our business successfully into additional countries in Africa, Europe, Asia or elsewhere is subject to numerous factors, many of which are beyond our control. Our products, if successfully developed, may compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical companies. Our products may also compete with new products currently under development by others or with products which may be less expensive than our products. There is no assurance that our efforts to increase market penetration in our core markets and existing geographic markets will be successful. Our failure to do so could have an adverse effect on our operating results.

We lack experience in commercializing products, which may have an adverse effect on our business.

We will need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We have not yet demonstrated an ability to obtain marketing approval for product candidates and have limited experience in commercializing products. As a result, we may not be as successful as companies that have previously obtained marketing approval for drug candidates and have more experience commercially launching drugs.

We are required to make a significant payment to CellSeed pursuant to the Research Agreement and if we cannot make such payment when due, CellSeed may terminate the agreements which will negatively impact our financial condition and our ability to implement our business strategies.

In April 2011, Emmaus Medical entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, an addendum to the agreements. Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products. Pursuant to the Individual Agreement, CellSeed granted us the exclusive right to manufacture, sell, market and distribute CAOMECS for the cornea in the United States and agreed to disclose its accumulated information package for the joint development of CAOMECS to us. Under the Research Agreement, as supplemented by the addendum, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the accumulated information package to Emmaus and Emmaus providing written confirmation of its acceptance of the complete accumulated information package. Under the Individual Agreement, we agreed to pay CellSeed $1.5 million, which we paid in February 2012. We have had limited revenue, have sustained significant operating losses, and are likely to sustain operating losses in the foreseeable future. As of December 31, 2011, we had cash and cash equivalents of approximately $0.3 million. We anticipate that we will continue to fund our operations through public or private equity or debt financings or other sources, such as strategic partnership agreements. Such financings may not be available in amounts or terms acceptable to us, if at all. Our failure to raise capital as and when needed could impact our ability to pay the amounts required under the Research Agreement and Individual Agreement to CellSeed. If we are unable to pay the amounts required, CellSeed could terminate the agreements which would negatively impact on our ability to pursue our business strategies.

There are various uncertainties related to the research, development and commercialization of cell sheet engineering regenerative medicine products pursuant to the Research Agreement and Individual Agreement which could negatively affect our ability to commercialize such products.

We have historically focused on the research and development of our L-glutamine treatment for SCD and have no experience in the research, development or commercialization of cell sheet regenerative medicine products. Such products require FDA approval prior to commercialization, however, it is uncertain what type of approval the FDA would require for such products or what type of scientific data would be required to sufficiently demonstrate the safety and efficacy of any such products. Such uncertainties could delay our ability to obtain FDA approval for and to commercialize such products. In addition, the research and commercialization of cell sheet regenerative medicine products could be hindered if third party manufacturers of such products are not compliant with cGMP or other regulations. Any delay in the development of, obtaining FDA approval for or the occurrence of any problems with third party manufacturers of cell sheet regenerative medicine products would negatively affect our ability to commercialize such products.

Failure to obtain acceptable prices or adequate reimbursement for our products may cause an adverse impact on our results of operations.

Our ability to successfully commercialize our products will depend significantly on our ability to obtain acceptable prices and the availability of reimbursement to the patient from third-party payors, such as governmental and private insurance plans. These third-party payors frequently require companies to provide predetermined discounts from list prices, and they are increasingly challenging the prices charged for pharmaceuticals and other medical products. Our products may not be considered medically necessary or cost-effective, may not compare favorably on price with other L-glutamine products, and reimbursement to the patient may not be available or sufficient to allow us or our partners to sell our products on a competitive basis. It may not be possible to negotiate favorable reimbursement rates for our products.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products and third-party payers are increasingly challenging the prices charged for pharmaceuticals and other medical products. In addition, the continuing efforts of third-party payors to contain or reduce the costs of healthcare through various means may limit our commercial opportunity and reduce any associated revenue and profits. For example, in some foreign markets, the pricing or profitability of healthcare products is subject to government control. In other foreign markets, including Africa where the largest population of SCD patients exists, there is limited number of third party payors from which reimbursement can be sought. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control, as evidenced by the passing of the Patient Protection and Affordable Care Act and its amendment, the Health Care and Education Reconciliation Act. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third party payors. In addition, increasing emphasis on managed care will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any current or potential collaborators could receive for any of our products and could adversely affect our profitability. If we fail to obtain acceptable prices or an adequate level of reimbursement for our products, the sales of our products would be adversely affected or there may be no commercially viable market for our products.

If we do not achieve our projected development goals in the time frames we expect and announce, the credibility of our management and our drug products may be adversely affected.

For business planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies, clinical trials and the submission of regulatory filings for our products.

From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones will be based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stockholders may lose confidence in our ability to meet these milestones and, as a result, the price of our common stock may decline.

If we do not obtain the support of new, and maintain the support of existing, key scientific collaborators, it may be difficult to research other medical indications for L-glutamine other than SCD and to expand our product offerings, which may limit our revenue growth and profitability and could have a material adverse effect on our business, financial condition and operating results.

We will need to establish relationships with additional leading scientists and research institutions in order to develop new products and expand our product offerings and to explore other medical indications for L-glutamine for SCD. We have donated NutreStore® to a multicenter study in Canada and the U.S. for the treatment of burn victims with L-glutamine and intend to sponsor a study for the use of NutreStore® to treat pediatric SBS patients. Although we have established research collaborations, we cannot assure you that our relationships with our research collaborators will continue or that we will be able to attract additional research partners. If we are not able to maintain existing or establish new scientific relationships to assist in our research and development, we may not be able to successfully develop our drug product candidates or expand our products offerings.

If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our drug product candidates, then our technologies and future drug product candidates may be rendered less competitive.

We face significant competition from industry participants that are pursuing similar technologies that we are pursuing and are developing pharmaceutical products that are competitive with our drug product candidates. Nearly all of our industry competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. With these additional resources and experience, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological development, as well as new scientific developments, may result in our compounds, drug product candidates or processes becoming obsolete before we can recover any of the expenses incurred to develop them. For example, changes in our understanding of the appropriate population of patients who should be treated with a targeted therapy like we are developing may limit the drug’s market potential if it is subsequently demonstrated that only certain subsets of patients should be treated with the targeted therapy.

The use of any of our drug product candidates in clinical trials and in the market may expose us to liability claims.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our drug product candidates. While we are in clinical stage testing, our drug product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. Informed consent and contractual limitations on payments for subject injury or waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry a $5 million clinical product liability insurance policy, it may not be sufficient to cover future claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any products by us or our partners. We currently do not have any clinical or product liability claims or threats of claims filed against us.

The pharmaceutical and biotechnology industries are subject to rapid technological change, and if we fail to keep up with such change, our results of operations and financial condition could be adversely impacted.

Biotechnology and related pharmaceutical technology have undergone and are subject to rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our failure to keep pace with such rapid change could result in our products becoming obsolete and we may be unable to recoup any expenses incurred with developing such products, which may adversely affect our future revenues and financial condition.

We rely heavily on the founder of Emmaus Medical, Yutaka Niihara, M.D., MPH, our current President and Chief Executive Officer. The loss of his services would have a material adverse effect upon us and our business and prospects.

Our success depends, to a significant extent, upon the continued services of Yutaka Niihara, M.D. MPH, who is the founder of Emmaus Medical and our current President and Chief Executive Officer. Since inception, we have been dependent upon Dr. Niihara, who was one of the initial patentees for the technology for treatment of SCD. While Dr. Niihara and the rest of our executive officers are parties to confidentiality agreements that prevent them from soliciting our existing customers or disclosing information deemed confidential to us, we do not have any agreement with Dr. Niihara or any key members of management that would prohibit them from joining our competitors or forming competing companies. In addition, we do not maintain key man life insurance policies on any of our executive officers. If Dr. Niihara, or any key management personnel resign to join a competitor or form a competing company, the loss of such personnel, together with the loss of any customers or potential customers due to such executive’s departure, could materially and adversely affect our business and results of operations.

We are dependent on a technically trained workforce and an inability to retain or effectively recruit such employees could have a material adverse effect on our business, financial condition and results of operations.

Our ability to compete effectively depends largely on our ability to attract and retain certain key personnel, including our clinical, regulatory and scientific staff members. Industry demand for such skilled employees, however, exceeds the number of personnel available, and the competition for attracting and retaining these employees is intense. Because of this intense competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees to keep up with future business needs. If this should happen, our business, operating results and financial condition could be adversely affected.

In addition, we intend to hire in-house marketing personnel to promote and market and sell our SCD and SBS treatment products to patients, physicians and treatment centers, and obtain the approval of insurance companies and healthcare payors for reimbursement of the cost of these treatments. We cannot assure you that we will be able to recruit and retain qualified personnel to perform these marketing functions. Our inability to hire and then retain such personnel and scientists could have a materially adverse effect on our business and our projects.

We are dependent on licenses and sublicenses for certain patents for our products. If the licenses of any superior sublicenses terminates or if the patents of our licensors are challenged and we are limited in our ability to utilize the licensed patents, we may be unable to develop, out-license, market and sell our products, which would cause a material adverse effect on our business, prospects, financial condition, and operating results.

Our ability to develop products depends on licenses we have obtained to patents for treatment of SCD and SBS. We hold a license as a sublicense of certain patent rights needed to operate our business. If any of the licenses of any of the superior sublicensees terminate, our license may terminate also.

There can be no assurance that, in the event any claims in such sublicensed patents are challenged, that any court or patent authority would determine that such patent claims are valid and enforceable or sufficiently broad in scope to protect our proprietary rights. Our commercial success will depend, in part, on not infringing patents or proprietary rights of others, and there can be no assurance that the technologies and products used or developed by us will not infringe such rights. Infringement actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims. The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. Such relief could effectively block our ability to make, use, sell, distribute or market our products and services in such jurisdiction. If such infringement occurs and we are unable to obtain a license from the relevant third party, we will not be able to continue the development, manufacture, use or sale of any such infringing technology or product. There can be no assurance that necessary license to third party technology will be available at all, or on commercially reasonable terms. Our failure to obtain a license to technology that it may require to utilize its technologies or commercialize its products could have a material adverse effect on us. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets, know-how or other intellectual property rights owned by us or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to, and diversion of, resources by us and could have a material and adverse impact on us. There can be no assurance that any of our issued or licensed patents would ultimately be held valid or that efforts to defend any of our patents, trade secrets, know-how or other intellectual property rights would be successful. An adverse outcome in any such litigation or proceeding could subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from the third party, all of which could have a material adverse effect on our business.

If we are unable to protect our proprietary technology, we may not be able to compete as effectively and our business and financial prospects may be harmed.

Where appropriate, we seek patent protection for certain aspects of our technology. Patent protection may not be available for some of the drug product candidates we are developing. If we must spend significant time and money protecting our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business and financial prospects may be harmed.

We will incur significant ongoing expenses in maintaining our patent portfolio. Should we lack the funds to maintain our patent portfolio or to enforce our rights against infringers, we could be adversely impacted. Even if claims of infringement are without merit, any such action could divert the time and attention of management and impair our ability to access additional capital and/or cost us significant funds to defend.

Companies and universities that have licensed product candidates to us for research, clinical development and marketing are sophisticated competitors that could develop similar products to compete with our products which could reduce our future revenues.

Licensing our product candidates from other companies, universities or individuals does not always prevent them from developing non-identical but competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us. While we seek patent protection for all of our owned and licensed product candidates, our licensors or assignors who created these product candidates are experienced scientists and business people who may continue to do research and development and seek patent protection in the same areas that led to the discovery of the product candidates that they licensed or assigned to us. By virtue of the previous research that led to the discovery of the drugs or product candidates that they licensed or assigned to us, these companies, universities, or individuals may be able to develop and market competitive products in less time than might be required to develop a product with which they have no prior experience and may reduce our future revenues from such product candidates.

Our success depends on our ability to manage our growth.

If we are able to raise significant additional financing, we expect to continue to grow, which could strain our managerial, operational, financial and other resources. With the addition of our clinical-stage programs and with our plan to in-license and acquire additional clinical-stage product candidates, we will be required to retain experienced personnel in the regulatory, clinical and medical areas over the next several years. Also, as our preclinical pipeline diversifies through the acquisition or in-licensing of new molecules, we will need to hire additional scientists to supplement our existing scientific expertise over the next several years.

Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to take advantage of future market opportunities or manage successfully our relationships with third parties if we are unable to adequately manage our anticipated growth and the integration of new personnel.

Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may exacerbate the other risks that affect our business.

The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, constraints in access to capital, extreme volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These economic conditions have had, and we expect will continue to have, an adverse impact on the pharmaceutical industries. Our business depends on our ability to raise substantial additional capital and to maintain and enter into new collaborative research, development and commercialization agreements with leading pharmaceutical companies. Current market conditions could impair our ability to raise additional capital when needed for our clinical trials. Recent economic conditions may result in prospective collaborators electing to defer entering into collaborative agreements with us or reduce the amount of discretionary investment that prospective collaborators may have available to invest in our business.

We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and abroad, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

We may pursue future growth through strategic acquisitions and alliances which may not yield anticipated benefits and may adversely affect our operating results, financial condition and existing business.

We may seek to grow in the future through strategic acquisitions in order to complement and expand our business. The success of our acquisition strategy will depend on, among other things:

•	the availability of suitable candidates;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions;

•	the ability to establish new informational, operational and financial systems to meet the needs of our business;

•	the ability to achieve anticipated synergies, including with respect to complementary products; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

If we are not successful in integrating acquired businesses and completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

We have adopted an equity incentive plan under which we may grant securities to compensate employees and other services providers, which could result in increased share-based compensation expenses and, therefore, reduce net income.

Under current accounting rules, we would be required to recognize share-based compensation as compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We made grants of equity awards in 2011, and accordingly our results of operations for the year ended December 31, 2011 contain share-based compensation charges. Additional expenses associated with share-based compensation may reduce the attractiveness of issuing stock options under an equity incentive plan that we may adopt in the future. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the stockholders’ ownership interests in our company.

Our certificate of incorporation and bylaws and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our certificate of incorporation and bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

•	provide the board of directors with the ability to alter the bylaws without stockholder approval;

•	place limitations on the removal of directors; and

•	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

Upon consummation of this offering, we will be subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder.

These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with its board. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

There is no current trading market for our common stock, and there is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We have applied for the listing of our common stock on the NASDAQ Global Market. There is no guarantee that NASDAQ Global Market, or any other securities exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on the NASDAQ Global Market, we may seek listing on the NYSE Amex or quotation on the OTC Bulletin Board. The Financial Industry Regulatory Authority (“FINRA”) has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market and NYSE Amex. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market and NYSE Amex. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

If the NASDAQ Global Market or another securities exchange or national quotation system does not list our securities we could face significant consequences, including:

•	a limited availability for market quotations for our shares of common stock;
•	reduced liquidity with respect to our shares of common stock;
•
a determination that our shares of common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock; and

•	limited amount of news and analyst coverage.

The market price and trading volume of shares of our common stock may be volatile.

When and if a market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn; changes in the laws that affect our products or operations; competition; compensation related expenses; application of accounting standards; and our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business. In addition, when the market price of a company’s shares drops significantly, stockholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Following the one year anniversary of the filing of our current report on Form 8-K reporting the Merger, our pre-Merger stockholders and the former stockholders of Emmaus Medical and may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations and the terms of any lock-up agreements entered into by such stockholders.

Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the date of this Form 10-K, 1% of our issued and outstanding shares of common stock is approximately 243,935 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

We granted “piggyback” registration rights to certain pre-Merger stockholders of the Company. All of the shares included in an effective registration statement may be freely sold and transferred, subject to a lock-up agreement.

Members of our management team have significant influence over us.

As of March 20, 2012, our officers and directors beneficially owned approximately 51.3% of the outstanding shares of common stock on an undiluted basis. These stockholders, therefore, have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. These stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of our other stockholders.

If we fail to maintain effective internal control over financial reporting, the price of our shares of common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to assess the effectiveness of our internal control over financial reporting annually and to report our conclusion in our annual report on form 10-K. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. In March 2012 our auditor issued a management letter to us which noted a material weakness in our internal control over financial reporting related to our lack of personnel with adequate knowledge of U.S. generally accepted accounting principles. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may not be able to achieve the benefits we expect to result from the Merger.

On May 3, 2011, we closed a reverse merger transaction with Emmaus Medical pursuant to which we (i) exchanged each outstanding share of Emmaus Medical common stock for approximately 29.48548924976 shares of our common stock, (ii) exchanged each outstanding Emmaus Medical option and warrant, which was exercisable for one share of Emmaus Medical common stock, for an option or warrant, as applicable, exercisable for 29.48548924976 shares of our common stock and (iii) exchanged each outstanding convertible note of Emmaus Medical, which was convertible for one share of Emmaus Medical common stock, for a convertible note exercisable for 29.48548924976 shares of our common stock. As a result of the Merger, Emmaus Medical became our wholly-owned subsidiary and our operations became that of Emmaus Medical.

We may not realize the benefits that we hoped to receive as a result of the Merger, which include:

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Merger will be realized with respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Merger and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We are required to comply with these rules. Our management and other personnel will need to devote a substantial amount of time and financial resources to comply with these requirements, as well any new requirements implemented by the SEC. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly and could lead to a diversion of management time and attention from revenue generating activities to compliance activities. We are currently unable to estimate these costs with any degree of certainty. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain director and officer liability insurance.

If the NASDAQ Global Market or any other national securities exchange or national quotation system does not list our shares of common stock, our shares of common stock will be considered may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, once, and if, it starts trading. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Global Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us the trading price for our common stock and other securities would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 4,540 square feet of office space at our headquarters at 20725 S. Western Avenue, Ste. 136, Torrance, CA 90501-1884, at a base rent of $5,552 per month. This lease, which was to expire on May 31, 2011, was extended by the parties for an additional term beginning on June 1, 2011 and expiring on May 31, 2012. During the extension period, the monthly rent will be $4,994. We plan to extend the current lease. In addition, we lease two warehouse suites at 3870 Del Amo Boulevard, Torrance California under two separate leases: Suite 506 (approximately 1,400 square feet) at a base rent of $1,610 per month; and Suite 507 (approximately 1,300 square feet) at a base rent of $1,690 per month. The lease for Suite 506 will expire on August 11, 2013; the lease for Suite 507 will expire on February 28, 2013. We are working with the landlord to extend the lease for Suite 506 for an additional 2 year term. Approximately 490 square feet of Suite 506 and 480 square feet of Suite 507 are currently subleased to an unaffiliated entity on a month to month basis. We do not expect to experience any difficulties in renewing our leases, or finding additional or replacement office and warehouse space, at their current or more favorable rates.

The 4,540 square feet office space at 20725 S. Western Ave. is adequate and suitable for our corporate headquarters and we currently use all of such office space. Additionally, the two warehouse facilities at 3870 Del Amo Blvd., a total of 2,700 square feet, are adequate and suitable for the storage and distribution of the sickle cell study medication, study placebo and AminoPure®. Suite 506 is used to store and distribute our SCD study medication and study placebo and we are able to store all study medication and study placebo required at this location. Suite 507 is used to store AminoPure® and can store up to a six month supply of AminoPure®, which is adequate for operations.

We also lease two office suites of approximately 512 square feet and 532 square feet, respectively, in Tokyo, Japan at a base rent of $1,678 per month each. These leases will expire on October 14, 2012 and September 15, 2013, respectively. We anticipate that the lease expiring on October 14, 2012 will be extended for another two years with the same terms.

The 1,044 total square feet of office space in Tokyo, Japan is adequate and suitable for our operations in Japan and we currently use all of such office space.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings outside of the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been a public trading market for our common stock and our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. We have applied to have our common stock listed for trading on the NASDAQ Global Market under the symbol “EMMA.”

If and when our common stock is listed or quoted for trading, the price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and efficiency of our proposed products and services or our competitors’ products and services;

•	Announcements of innovations or new products or services by us or our competitors;

•	Federal and state governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of our Company; and

•	General economic and other national conditions.

 Holders

As of March 20, 2012, we had 325 stockholders of record of 24,393,461 shares of our common stock.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors in its discretion and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We did not pay cash dividends in the years ended December 31, 2011 and 2010.

Transfer Agent

The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.

Securities Authorized for Issuance Under Equity Compensation Plan

Our equity compensation plan information is provided as set forth in Part III, Item 11.

Recent Sales of Unregistered Securities

On May 25, 2011, we issued 413 shares of common stock upon the cashless exercise of an outstanding warrant.

On June 3, 2011, we issued 2,949 shares of common stock upon the exercise of outstanding an outstanding warrant. The warrant was exercised for cash at an exercise price of $3.05 per share for an aggregate price of $8,994.45.

On November 11, 2011 we issued 11,794 shares of common stock upon the exercise of outstanding options. The options were exercised for cash at an exercise price of $3.05 per share for an aggregate price of $35,971.70.

The shares issued upon the exercises of the warrants and options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. These securities qualified for exemption under Rule 506 promulgated under Section 4(2) of the Securities Act because the issuance of securities by the Company did not involve a “public offering.” The issuance was not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; (iii) each offeree was an “accredited investor” as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this Form 10-K.

This Form 10-K contains forward-looking statements. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining FDA and other regulatory approval for our drug and biologic products, successful completion of our clinical trials, our ability to achieve regulatory approval for our L-glutamine treatment for SCD, our ability to commercialize our L-glutamine treatment for SCD; our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and accordingly there can be no assurances made with respect to the actual results or developments.

Company Overview

We develop and commercialize treatments and therapies for rare diseases and are primarily focused on the late-stage development—currently in Phase III clinical trials with the FDA — of the amino acid L-glutamine as a prescription drug for the treatment of SCD. To a lesser extent, we are also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution], which has received FDA approval, as a treatment for SBS in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. Our indirect wholly owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan and Taiwan. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore® and AminoPure®. We also own a minority interest in CellSeed, Inc., a Japanese company listed on the JASDAQ NEO market in Tokyo, which is engaged in research and development, manufacture and sale of temperature-responsive cell culture equipment. Emmaus Medical, LLC was organized on December 20, 2000. In October 2003, Emmaus Medical, LLC undertook a reorganization and merged with Emmaus Medical, Inc., which was originally incorporated in September 2003.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors including: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of December 31, 2011, our accumulated deficit since inception is $21.6 million and we had cash and cash equivalents of $0.3 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately $5.2 million to complete our Phase III clinical trial and $400,000 to obtain regulatory approval of L-glutamine as a therapy for SCD. In addition, we agreed to pay CellSeed an aggregate of $8.5 million pursuant to the Research Agreement, which is still payable, and we believe that we will need approximately $3 million for research and development to develop corneal cell sheet technology in the U.S. and $2.8 million to initiate the cardiac cell sheet work. We paid the $1.5 million we agreed to pay CellSeed pursuant to the Individual Agreement in February 2012.

Recent Highlights

In April 2009, the FDA authorized us to begin a large Phase III clinical trial directed to study L-glutamine as an experimental agent to reduce sickle cell crisis. Patient enrollment began in mid-2010 and as of March 20, 2012, we have signed contracts with 28 study sites across the United States and have enrolled over 130 patients. We aim to complete the Phase III clinical trial enrollment by mid 2012 and complete the trial in 2013.

In October 2010, we formed Emmaus Medical Japan, Inc. (“EM Japan”) which is now a wholly-owned subsidiary of Emmaus Medical that markets and sells AminoPure® in Japan and other neighboring regions. EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future. The results of EM Japan have been included in the consolidated financial statements of the Company since the date of its formation. EM Japan recorded approximately $160,000 in net sales in the year ended December 31, 2011 and approximately $6,000 in 2010 from the date of its formation through December 31, 2010.

The Company agreed to contribute $15,000 per month to EM Japan from January 5, 2011 through June 2011, renewable automatically for six months on equivalent terms if the existing agreement is not updated within one month before expiration. The agreement was extended until June 2012. The monthly payments represent consulting services EM Japan performs on behalf of Emmaus Medical including (1) coordinating stockholder briefing meetings in Japan, (2) performing reception duties in Japan for employees and customers of Emmaus Medical, (3) conducting research activities and analysis in conjunction with the raw material market of AminoPure®, and (4) providing other services such as translation of documents and creating supporting investor relations documents for Emmaus Medical. We are currently in discussions with EM Japan regarding another possible extension of the agreement.

In December 2010, we were awarded a five-year contract by the U.S. Department of Veterans Affairs for our NutreStore® product. In October 2007, we became the exclusive sublicensee of the SBS Patent for the U.S. market, including the rights to distribute the L-glutamine treatment for SBS under the trademark NutreStore®, in the U.S., and commercially launched NutreStore® in June 2008. Internationally, we are in the last stages of seeking approval to market NutreStore® in Hong Kong and have received a Certificate of Free Sale from the FDA to export NutreStore® to Hong Kong. Previously we promoted Zorbtive® in the United States pursuant to a promotional rights agreement with EMD Serono, Inc. Subsequently we terminated the agreement effective July 31, 2011 and no longer promote Zorbtive®. We do not anticipate that the termination of the promotional rights agreement with EMD Serono will have a significant impact on the Company as we had generated no revenues from the promotion of Zorbtive® pursuant to the promotional rights agreement and we continue to sell NutreStore® and AminoPure®.

We sell L-glutamine as a nutritional supplement under the brand name AminoPure® through our wholly-owned subsidiary Newfield Nutrition Corporation. The product is currently sold online and through retail stores in multiple states and via importers and distributors in Japan, Taiwan, Ghana and South Korea. As part of the growth strategy, Newfield Nutrition is focused on adding additional distributors both domestically and internationally In November 2011, we added a new distributor in South Korea for the distribution of AminoPure® and received our first order from this South Korean distributor in January 2012.

 In November 2011, we formed Emmaus Medical Europe, Ltd. (“EM Europe”), a wholly owned subsidiary of Emmaus Medical. EM Europe’s primary focus is expanding the business of Emmaus Medical in Europe. EM Europe submitted an application for orphan medicinal product designation with the European Medicines Agency (“EMA”) in January 2012.

On February 28, 2012, our board of directors and stockholders holding a majority of the voting power of our outstanding shares of common stock approved an amendment to our Certificate of Incorporation to effect a reverse stock split of all outstanding shares of our common stock at an exchange ratio of up to one-for-three (1:3) (the “Reverse Stock Split”), with our board of directors maintaining the discretion of whether or not to implement the Reverse Stock Split and which exchange ratio to implement prior to the closing of a contemplated public offering of our common stock.  Our board of directors has not determined whether to effect the Reverse Stock Split or which exchange ratio to implement. If our board of directors elects to effect the Reverse Stock Split, it will set the ratio for the Reverse Stock Split as it determines is advisable after consulting with the underwriters and advisors and considering relevant market conditions at the time of the closing of the contemplated public offering.  The board of directors will effect the Reverse Stock Split, if at all, by filing the amendment with the Delaware Secretary of State.  The par value and number of authorized shares of our common stock will remain unchanged

Financial Overview

Revenue

As noted above, we are still in the development stage. Since our inception in 2000, we have had limited revenue from the sale of NutreStore®, an FDA approved prescription drug to treat SBS, and AminoPure®, a nutritional supplement. We have funded operations principally through the private placement of equity securities and debt financings. Emmaus Medical’s operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, developing clinical trials for sickle cell treatment, establishing manufacturing for products and maintaining and improving its patent portfolio. In November 2011, we added a new distributor in South Korea for the distribution of AminoPure® and received our first order from this South Korean distributor in January 2012.

Currently, we generate revenue through the sale of NutreStore® [L-glutamine powder for oral solution] as a treatment for SBS as well as AminoPure®, a nutritional supplement. Pursuant to the sublicense agreement for the SBS Patent, we are required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore® to Cato Holding Company (“Cato”), the sublicensor, In 2008 and 2009, we were required to make minimum royalty payments to Cato of $30,000 and $70,000, respectively, pursuant to the agreement. There was no required minimum royalty due in 2010 and any time thereafter; however, we are still required to pay Cato the annual royalty payment equal to 10% of our annual adjusted gross sales of NutreStore®. We made a royalty payment to Cato in the amount of $469 in October 2011 which represents the 10% royalty of the adjusted gross sales for 2010 of NutreStore®. Management expects that any revenues generated from the sale of NutreStore® and AminoPure® will fluctuate from quarter to quarter as a result of the timing of orders and the amount of product sold.

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to the contract research organization (CRO), payroll-related expenses, study site payments, consultants, activities related to regulatory filings, manufacturing development costs and other related supplies. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of our most advanced product candidate, the amino acid L-glutamine as a prescription drug for the treatment of SCD. Currently, we estimate that we will need approximately $5.2 million to complete our Phase III clinical trial.

Expenses related to the Phase III clinical trial are based on estimates of the services received and efforts expended pursuant to contracts with study sites and the CRO that conducts and manages the clinical trial on our behalf. We expect to incur increased research and development expenses as we continue to enroll patients in the Phase III clinical trial for sickle cell disease. The most significant clinical trial expenditures are related to the CRO costs and the payments to study sites. The contract with the CRO is based on time and material expended whereas the study site agreements are based on per patient costs as well as other pass-through costs including but not limited to start-up costs and institutional review board (IRB) fees. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. Management estimates the expenses based on the time period over which the services will be performed and the level of effort to be expended by the CRO in each period. Although we do not expect the estimate to be materially different from amounts actually incurred, our estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary and consequently, result in us reporting amounts that are higher or lower in any given period.

While we currently are focused on advancing the sickle cell clinical trials, future research and development expenses will depend on any new products or technologies that may be introduced in the pipeline. In addition, we cannot forecast with any degree of certainty which product candidate(s) may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements.

At this time, due to the inherently unpredictable nature of the drug development process and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in the continued development of the sickle cell treatment and other clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. The current estimated cost to complete the Phase III clinical trial is $5.2 million, which is based on the assumptions that the total number of trial sites does not increase beyond our current estimates and that we remain on the projected timeline. Should the total number of trial sites need to be increased or should the timeline require extension, there will be a commensurate increase in costs associated with the additional time and effort required by the CRO and company staff.

The drug development process to obtain FDA approval is very costly and time consuming. Even with the granting of orphan drug status and fast track designation, the successful development of the L-glutamine treatment for SCD is uncertain and subject to a number of variables, in addition to other risks, some of which are described above under the caption “Risk Factors.”

The L-glutamine treatment for SCD is investigational in nature and has not yet received FDA approval. In order to grant marketing approval, the FDA must conclude that the clinical data establishes the safety and efficacy of the L-glutamine treatment for SCD and that the manufacturing processes and controls are adequate. Despite our efforts, the L-glutamine treatment for SCD may not be proven safe and effective in clinical trials, or meet applicable regulatory standards. We are focused on completing the Phase III clinical trial and submitting the new drug application (NDA) to the FDA for consideration. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollment and the risks inherent in the development process, we are unable to determine with any degree of certainty the duration and completion of costs or when, and to what extent, we will generate revenues from the commercialization and sale of the L-glutamine treatment for SCD.

In connection with our agreements with CellSeed related to the development of corneal cell sheet technology in the U.S., we believe that the future cost to develop this technology is approximately $11.5 million, which includes the $8.5 million payment we have agreed to make to CellSeed pursuant to the Research Agreement which we have not yet paid, and $3 million in research and development costs. Such estimate includes the cost of obtaining FDA approval for the cornea cell sheets. We have assumed that we will need biologic approval of the FDA for the cornea cell sheets, rather than pharmaceutical approval, and that we will only have to run a small trial here in the U.S. to test the safety and efficacy of the corneal cell sheets because we believe that we will be able to submit, and the FDA will accept, the data regarding corneal cell sheets submitted to the European Medicines Agency (EMA). We estimate that we will need an additional $2 million to commercialize the corneal cell sheet technology. Due to the abundant data available for cornea treatment using this technology, we anticipate it will be several years before we can commercialize this product in the U.S. In addition, we plan to participate in a multi-center international study involving cardiac cell sheets within the next two years. We estimate that we will need $2.8 million to initiate the cardiac cell sheet work. The total estimated costs and timeframe for development and commercialization of the cardiac cell sheets has not yet been determined.

At this time, no research and development costs are associated with the SBS treatment

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development, information technology, marketing, and legal functions. Other general and administrative expenses include facility costs, patent filing costs, and professional fees for legal, consulting, auditing and tax services.

Inventories

Inventories consist of finished goods and work–in-process and are valued based on a first-in, first-out basis and at the lower of cost or market value. All of the purchases during the years ended December 31, 2011 and 2010 were from two vendors.

Results of Operations

	Year Ended December 31,		From December 20, 2000 (date of inception) to December 31,
	2011	2010	2011

SALES	$339,156	$168,964	$713,655
SALES RETURN & ALLOWANCE	(2,182)	(30,230)	(32,539)
REVENUES	$336,974	$138,734	$681,116

COST OF GOODS SOLD
Cost of goods sold	132,104	99,373	358,138
Scrapped inventory	-	235,537	235,537
Total cost of goods sold	132,104	334,910	593,675
GROSS PROFIT (LOSS)	204,870	(196,176)	87,441

OPERATING EXPENSES
Research and development	1,552,205	1,062,031	6,451,857
Selling	696,758	656,200	2,498,966
General and administrative	5,047,886	1,817,728	10,660,626
Transaction costs	788,893	-	788,893
	8,085,742	3,535,959	20,400,342

LOSS FROM OPERATIONS	(7,880,872)	(3,732,135)	(20,312,901)

OTHER INCOME (EXPENSE)
Interest income	30,493	39,005	115,727
Interest expense	(979,170)	(59,936)	(1,369,163)
	(948,677)	(20,931)	(1,253,436)

LOSS BEFORE INCOME TAXES	(8,829,549)	(3,753,066)	(21,566,337)

INCOME TAXES	3,209	4,304	18,057

NET LOSS	(8,832,758)	(3,757,370)	(21,584,394)
NET LOSS PER COMMON SHARE	$(0.38)	$(0.19)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,068,206	19,661,306

Years ended December 31, 2011 and 2010

Net Losses. Net losses increased by $5.0 million, or 135%, to $8.8 million from $3.8 million for the years ended December 31, 2011 and 2010, respectively. The increase in losses is primarily a result of increased operating expenses as discussed below. As of December 31, 2011, we had an accumulated deficit of approximately $21.6 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues. Sales increased $170,192, or 101%, to $339,156 from $168,964 for the years ended December 31, 2011 and 2010, respectively. Sales increased primarily due to increases in the number of units sold of our AminoPure® product. There were $1,540 in returns of NutreStore® product in the year ended December 31, 2011 as compared to $30,230 in the year ended December 31, 2010. This was a significant decrease due to the expiration of NutreStore® product in 2010. The Company recorded 5% of NutreStore® Sales Return Allowance of $642 for the year ended December 31, 2011.

Cost of Goods Sold. Cost of goods sold decreased to $132,104 from $334,910 for the years ended December 31, 2011 and 2010, respectively. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. No scrapped inventory expense was realized for the year ended December 31, 2011, compared to $0.2 million for the year ended December 31, 2010. This expense referred to the actual value of NutreStore® inventory from 2008 production that had to be destroyed due to its expiration date. All of the purchases during the years ended December 31, 2011 and 2010 were from two vendors. Purchases from the two vendors amounted to 90% and 10% of total purchases during the year ended December 31, 2011 and 36% and 64% of total purchases during the year ended December 31, 2010.

Research and Development Expenses. Research and development expenses increased $0.5 million, or 46%, to $1.6 million from $1.1 million for the years ended December 31, 2011 and 2010, respectively. This increase was primarily due to increases in our CRO costs and study site costs due to the increase in the patient enrollment for the Phase III clinical trial of our L-glutamine treatment for SCD. For the year ended December 31, 2011, the CRO spent a tremendous amount of time with Phase III study related activities and a total of 25 clinical study sites were actively recruiting patients during 2011. Research and development costs increased as follows: $249,389 for CRO costs; $165,974 for study site expenses and $71,362 for study site set up costs.

Selling Expenses. We incurred selling expenses of $0.7 million for each of the years ended December 31, 2011 and December 31, 2010. Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore®, Zorbtive®, and AminoPure®.

General and Administrative Expenses. General and administrative expenses increased $3.2 million, or 178%, to $5.0 million from $1.8 million for the years ended December 31, 2011 and December 31, 2010, respectively. The increase was largely due to an increase in costs related to increased payroll, legal fees and consulting fees. The Company increased its management and professional staff to support its efforts to prepare for the Merger and initial public offering (IPO). As a result of this effort, the payroll increased $0.5 million, and its legal and consulting expenses increased by $0.9 million and $1.6 million, respectively.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $0.3 million as of December 31, 2011, the Company does not appear to have sufficient operating capital for its business without raising additional capital. We incurred losses of $8.8 million for the year ended December 31, 2011 and $3.8 million for the year ended December 31, 2010. We had an accumulated deficit since inception to December 31, 2011 of $21.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the development and commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease, the corneal cell sheets technology and the expansion of corporate infrastructure, including costs associated with being a public company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received many loans from stockholders as discussed below. Emmaus Medical raised approximately $1.2 million in a private offering of its common stock in March 2011. In addition, the Company has raised about $1.8 million by notes payable and $3.9 million by convertible notes payable in 2011. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the development of cell sheet technology in the U.S.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2011 and 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations.

On April 8, 2011, pursuant to a Research Agreement, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the Package to us. Pursuant to the Individual Agreement, the Company agreed to pay $1.5 million to CellSeed within 30 days of CellSeed’s delivery of the Package to the Company and a royalty to be agreed upon by the parties. We paid the $1.5 million due to CellSeed pursuant to the Individual Agreement in February 2012. We currently anticipate the delivery of the Package to Emmaus to be completed after we begin to generate revenues from the commercialization of our L-glutamine treatment for SCD and, therefore, we believe that we will be able to pay the $8.5 million that will be payable to CellSeed pursuant to the Research Agreement from revenue. If the Package is delivered prior to our generation of revenue from the commercialization of our L-glutamine SCD treatment, we will seek other funding sources, including the sale of additional equity or debt securities, in order to make the payment. CellSeed may terminate these agreements with us if we are unable to make timely payments, which are required under the agreements.

In addition to the $8.5 million we have agreed to pay CellSeed, pursuant to the Research Agreement, we currently estimate that we will need an additional $5.2 million to complete our Phase III clinical trial and $0.4 million to obtain FDA approval for our L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.5 million per month. Our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to; the number, duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure® for revenues, which we expect will increase. Revenues from NutreStore® are currently not significant and we are unsure whether sales of NutreStore® will increase. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. If we do not receive adequate funding to complete our clinical trials or to obtain FDA approval for our L-glutamine treatment for SCD, we may be required to delay our trial. If we are required to delay our trial, we cannot enroll additional subjects, which will delay the approval of our L-glutatmine treatment for SCD.

Our cash flow from operations is not adequate and our future capital requirements are substantial and may increase beyond our current expectations depending on many factors including, but not limited to; the duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. Although we intend to fund our cash flow needs through public or private equity offerings, debt financings loans, and other sources such as strategic partnership agreements and corporate collaboration and licensing arrangements until we can generate a sufficient amount of product revenue, there can be no assurance of the availability of such capital on terms acceptable (or at all) to the Company.

For the years ended December 31, 2011 and 2010, we borrowed varying amounts pursuant to promissory notes, the majority of which has been from our stockholders. As of December 31, 2011 and December 31, 2010, the amounts outstanding under outstanding promissory notes totaled $5.7 million and $0.9 million, respectively. Of the $5.7 million of promissory notes outstanding as of December 31, 2011, $3.0 million was due to stockholders and all of the amounts outstanding under the notes outstanding as of December 31, 2010 were due to stockholders. The promissory notes carry interest from 0% to 10% and, except for two promissory notes in the principal amounts of $0.5 million and $0.8 million, the debt is unsecured. Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum. The net proceeds of the loans were used for working capital.

The table below lists the outstanding loans as of December 31, 2011, and the material terms of our outstanding loans:

Lender	Loan Type	Annual Interest Rate	Date of loan	Term of Loan	Principal Loan Amount (1)	Amount Outstanding as of December 31, 2011 (1)
Hope International Hospice, Inc.	Unconvertible	8%	1/12/2011	2 years	$200,000	$203,600
Yutaka Niihara	Unconvertible	6.5%	1/12/2009	Due on demand	$350,000	$351,327
Nami Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
Makoto Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
Kazuo Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$18,000
M’s Support Co. Ltd.	Convertible	0%	8/17/2010	5 years	$18,000	$18,000
Yumiko Takemoto	Convertible	6%	11/23/2010	5 years	$2,000	$2,000
Shigeru Matsuda	Convertible	6.5%	1/12/2009	5 years	$221,895	$264,492
Mitsubishi UFJ Capital III, Limited Partnership	Convertible	10%	3/14/2011	5 years	$500,000	$500,000
Yutaka Niihara	Unconvertible	8%	6/21/2011	Due on demand	$30,000	$30,073
Yasushi Nagasaki	Convertible	8%	6/29/2011	1 year	$360,000	$374,800
Andrew Wood	Convertible	8%	7/8/2011	1 year	$3,240	$3,367
Yung Min Suh	Convertible	8%	7/11/2011	1 year	$925,200	$960,761
Equities First Holdings, LLC	Unconvertible	4.5%	7/21/2011	3 years	$841,728	$849,198
Yumiko Nakamura	Convertible	8%	8/9/2011	1 year	$54,000	$55,728
Technoble Co., Ltd.	Convertible	8%	8/30/2011	1 year (2)	$130,100	$133,685
Delfan Co., Ltd.	Convertible	8%	8/30/2011	1 year (2)	$130,100	$133,685
Jun & Yumi Saito	Convertible	8%	8/31/2011	1 year	$5,400	$5,548
Sumiko Fujisawa	Convertible	8%	9/7/2011	1 year (2)	$30,000	$30,773
Hideki & Eiko Uehara	Convertible	8%	9/7/2011	1 year (2)	$30,000	$30,773
Dennis Y. Teranishi	Convertible	8%	9/9/2011	1 year (2)	$108,000	$110,736
Shitabata Family Trust	Convertible	8%	9/29/2011	1 year (2)	$450,000	$459,400
Shitabata Family Trust	Convertible	8%	10/3/2011	1 year (2)	$1,050,000	$1,071,000
MLPF&S Cust. FBO Willis C. Lee	Convertible	8%	10/5/2011	1 year (2)	$128,002	$130,505
TOTAL					$5,621,665	$5,773,451

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

The loan to the Company from Hope International Hospice, Inc. made in 2011 is evidenced by a promissory note. Pursuant to the note, interest is payable quarterly with the principal being due and payable on the maturity date. If we fail to make any payment when due under the note or we seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder.

The loan to the Company from Dr. Niihara made in 2009 is evidenced by a promissory note. Pursuant to the note, interest is payable monthly with principal and any accrued unpaid interest being due upon demand by the holder. If we fail to make a payment within 10 days after the due date, we must pay an additional late fee equal to 2% of the late interest payment. If we fail to make any payment when due under the note, breach any condition relating to any security for the note (despite the fact that the note is unsecured), seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder. Dr. Niihara loaned the Company an additional $100,000 on June 21, 2011; the Company made a $70,000 partial repayment of this note on August 29, 2011. Pursuant to the promissory note evidencing the loan, interest is payable monthly with principal and any accrued unpaid interest being due upon demand by the holder. If we fail to make any payment when due under the note or seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder.

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

The loan to the Company from Mitsubishi UFJ Capital III, Limited Partnership is evidenced by a promissory note. Pursuant to the note, interest accrues at 10% per annum beginning on January 1, 2012. Interest only payments are due monthly with the principal being due and payable on the maturity date. The holder, at any time during the term of the note but no later than one month after the date our shares of common stock are traded on NASDAQ, may convert the principal amount and any accrued interest owing at the time of such conversion into shares of our common stock at $3.05 per share. Upon the conversion of the note, the holder will also receive a warrant to purchase shares of our common stock in an amount equal to 25% of the number of shares received upon the conversion of the note. The exercise price of the warrants will be $3.05 per share. The principal amount of the note is secured by 73,550 shares of common stock of CellSeed owned by Emmaus Medical. If we fail to make any payment when due under the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder. In addition, the lender may require us to perform all obligations under the note because our stock did not begin trading on the NASDAQ Global Market on or prior to December 31, 2011.

The loan to the Company from Shigeru Matsuda is evidenced by a promissory note. If requested by the lender, we must make quarterly interest only payments. The lender may also allow interest payments to accrue, pursuant to which the unpaid but accrued interest shall be added to the principal. The entire unpaid principal and any accrued interest thereon shall become immediately due and payable on demand by the holder. The holder, at any time during the term of the note, may convert the principal amount and any accrued interest owing at the time of such conversion into shares of our common stock at $3.05 per share. If we fail to make a payment within 10 days after the due date, we must pay an additional late fee equal to 2% of the late interest payment. Dr. Niihara and Daniel Kimbell, the former Chief Operating Officer of Emmaus Medical, agreed to be the primary guarantor and secondary guarantor on the note such that in the event we are unable to pay the note, Dr. Niihara and Mr. Kimbell, in that order, shall make payments due to the lender. If we or the guarantors fail to make any payment due under the terms of the note, or breach any condition relating to any security, security agreement, note, mortgage or lien granted as collateral security for the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership not vacated within 30 days, the entire balance of the note and any interest accrued thereon shall be immediately due and payable to the holder.

The loan to the Company from Yumiko Takemoto is evidenced by a promissory note. Pursuant to the note, interest is payable quarterly with the principal being due and payable on the maturity date. The holder, at his option, may convert the principal amount of the note into shares of our common stock at a conversion price of $3.05 per share. If we fail to make any payment when due under the note or we seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note shall be due and payable to the holder.

The loan to the Company from Yasushi Nagasaki is evidenced by a promissory note. The entire principal amount of the note and any outstanding accrued interest is due on the maturity date. The principal amount and any unpaid interest due under the promissory note are convertible into shares of our common stock at $3.60 per share. Mr. Nagasaki received a warrant to purchase 25,000 shares of common stock at an exercise price equal to 75% of the fair market value of the Company’s common stock on the date prior to exercise. If we fail to make a payment within 10 days after the due date, we must pay an additional late fee equal to 2% of the late interest payment. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note shall be due and payable to the holder.

The loans to the Company from Jun & Yumi Saito, Andrew K. Wood and Yumiko Nakamura are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the notes, we issued Jun & Yumi Saito, Mr. Wood and Ms. Nakamura, three-year warrants to purchase 375, 225 and 3,750 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

The loan to the Company from Yung Min Suh is evidenced by a promissory note. The entire principal amount of the note and any outstanding accrued interest is due on the maturity date. The principal amount and any unpaid accrued interest due under the promissory note is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the note, we issued Mr. Suh a three-year warrant to purchase 64,250 shares of our common stock at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment when due under the note, seek relief under the U.S. Bankruptcy Code, fail to deliver shares of common stock upon conversion of the note within the deadline specified in the note, suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, consent to the appointment of a receiver or similar official that is not vacated within 30 days, make a general assignment for the benefit of our creditors or admit in writing that we are generally unable to pay our debts as they become due, the entire balance of the note shall be due and payable to the holder.

The loans to the Company from Technoble Co., Ltd., Delfan Co., Ltd., Hideki & Eiko Uehara, Sumiko Fujisawa, Dennis Teranishi and the Shitabata Family Trust are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note, unless after the three month anniversary of the loan date the holder demands earlier payment of the note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the notes, we issued Technoble, Delfan, Hideki & Eiko Uehara, Ms. Fujisawa, Mr. Teranishi and the Shitabata Family Trust three-year warrants to purchase 9,035, 9,035, 2,083, 2,083, 7,500 and 208,333 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

The loan to the Company from Equities First Holdings, LLC (“Equities First”) is evidenced by to a loan agreement by and between Emmaus Medical and Equities First. Pursuant to the loan agreement, Equities First agreed to lend to Emmaus Medical funds equal to 70% of the current fair market value of 73,550 shares of CellSeed, Inc. owned by Emmaus Medical for the three consecutive trading days for the CellSeed stock. Prepayment of the principal amount of the loan or any interest due is not permitted. As collateral for the loan, Emmaus Medical pledged 73,550 of its shares of CellSeed (the “Collateral”) pursuant to a Pledge Agreement with Equities First in which Emmaus Medical assigned its right, title and ownership interest in the Collateral. Within five business days of Emmaus Medical’s payment of all of its obligations under the loan agreement, Equities First shall reassign all right, title and ownership interest in identical securities, as defined in Internal Revenue Code Section 1058, to Emmaus Medical and redeliver the Collateral. If we fail to make any payment when due under the note or we seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note shall be due and payable to the holder.

The loan to the Company from MLPF&S Cust. FBO Willis C. Lee is evidenced by a promissory note. The entire principal amount of the note and any outstanding accrued interest thereon is due on the maturity date of the note, unless after the three month anniversary of the loan date the holder demands earlier payment of the note. The principal amount plus the unpaid accrued interest due under the promissory note is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the note, we issued three-year warrants to purchase 35,556 shares of our common stock at a per share exercise price equal to $1.00. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities increased by $2.3 million, or 62%, to $6.0 million from $3.7 million for the years ended December 31, 2011 and 2010, respectively. This increase was primarily due to a $5.0 million increase in operating expenses offset by an increase in the accounts payable outstanding balance of $0.6 million, an increase in the due to related party of $0.6 million, an increase in deposits of $0.2 million and an increase in inventory of $0.1 million. In addition, we issued warrants to a consultant in exchange for services rendered, which resulted in a $1.1 million decrease in cash flows used in operating activities. These warrants have not been exercised and were recorded in operating activities as non-cash item. Another non-cash item is interest expenses accrued from discount of convertible note of $0.8 million. The increase in operating expenses was a direct result of costs associated in preparing for the merger and public offering.

Net cash used in investing activities

Net cash flows used in investing activities decreased to $1,171 from $5,720 for the year ended December 31, 2011 and 2010, respectively. The decrease was mainly due to a decrease in the purchase of property and equipment. No other investing activities occurred in the year ended December 31, 2011 and 2010.

Net cash from financing activities

Net cash flows from financing activities increased by $2.5 million, or 70%, to $6.1 million from $3.6 million for the years ended December 31, 2011 and 2010, respectively primarily as a result a $3.4 million increase in the proceeds from the issuance of notes payable and convertible notes payable, partially offset by a $0.9 million decrease in proceeds from the issuance of shares of our common stock. Since July 2011, the Company has mainly relied on the sale and issuance of convertible notes for its financial and working capital needs.

A total of $0.1 million of convertible notes payable were converted into shares of our common stock during the years ended December 31, 2011, compared to $1.3 million for the year ended December 31, 2010.

Off-Balance-Sheet Arrangements

Since our inception, Emmaus has not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the present circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 2 to our financial statements which is provided at the end of this Form 10-K, we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Revenue recognition

We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (“SAB 104”).

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured

With prior written approval of the Company, product is returnable only by our direct customers for a returned goods credit, provided the product meets any of the following criteria:

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

We estimate our sales return based upon our prior sales and return history. Historically, sales returns have been very nominal. The extraordinary sales returns in the year ended December 31, 2010 were all related to the same batch of NutreStore® product produced in 2008 that expired. The expiry date of that batch of NutreStore® product was two years after the date of manufacture. Currently-manufactured batches of NutreStore® product have an expiration date that is four years after the date of manufacture. All products sold in 2009 were part of the batch that had a two year expiry period and expired in 2010. All products produced in 2010 and sold from 2010 through 2011 have an expiry date of 2014 and we anticipate that the product will be consumed before expiration and not returned. We continue to monitor our returns and will adjust our estimates based on its actual sales return experience. As of December 31, 2011, we recorded a 5% Sales Return Allowance for the NutreStore® sales in the accompanying financial statements.

We are required to pay royalties, which are recognized as an expense upon sale of the products. We are required to pay a royalty to Cato equivalent to 10% of our adjusted gross sales of NutreStore® calculated on an annual basis. The 10% royalty is calculated at the end of the year and accrued on an annual basis.

Share-based compensation

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

Marketable securities

Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gains or losses, net of taxes in accumulated other comprehensive income. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this annual report.

This annual report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weakness in our internal control over financial reporting as of December 31, 2011 (described below), our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In conducting our review of our internal control over financial reporting, we identified a material weakness consisting of a lack of personnel with adequate knowledge of U.S. Generally Accepted Accounting Principles (GAAP).  In the first half of 2012, we intend to identify and hire additional personnel with in-depth knowledge of GAAP and to evaluate and improve our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls in order to remediate the material weakness described herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 (b)  Attestation Report

This annual financial report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Yutaka Niihara, M.D., MPH	52	President, Chief Executive Officer and Director
Willis C. Lee	51	Chief Operating Officer and Director
Lan T. Tran	36	Chief Administrative Officer and Corporate Secretary
Yasushi Nagasaki	44	Chief Financial Officer
Henry A. McKinnell, Jr., Ph.D.	69	Chairman of the Board
Amir Heshmatpour	45	Director
Alfred E. Osborne, Jr., Ph.D.	67	Director
Tracey C. Doi	51	Director
Maurice J. DeWald	72	Director

All officers of the Company devote at least forty (40) hours per week, the equivalent of a full-time employee, to their positions with Company.

Background of Officers and Directors

The following is a brief summary of the background of each director and executive officer of the Company:

Yutaka Niihara, M.D., MPH, has served as the President and Chief Executive Officer of the Company since the closing of the Merger. Dr. Niihara has served as the President, Chief Executive Officer and Chairman of the Board of Emmaus Medical since 2003. Since May 2005, Dr. Niihara has served as the President, Chief Executive Officer and Medical Director of Hope International Hospice. From June 1992 to October 2009, Dr. Niihara served as a physician specialist for Los Angeles County. Dr. Niihara is the principal inventor of the patented L-glutamine therapy for treatment of SCD. Dr. Niihara has been involved in patient care and research for sickle cell disease during most of his career and is a widely published author in the area of sickle cell disease. Dr. Niihara is board-certified by the American Board of Internal Medicine/Medical Oncology and the American Board of Internal Medicine/Hematology. He is licensed to practice medicine in both the U.S. and Japan. Dr. Niihara is a Professor of Medicine at the David Geffen School of Medicine at UCLA. Dr. Niihara received his B.A. in Religion from Loma Linda University in 1982 and obtained his MD degree from the Loma Linda University School of Medicine in 1986. Dr. Niihara is qualified to serve on our board of directors due to his knowledge and experience.

Willis C. Lee, MS has served as the Chief Operating Officer and a director of the Company since the closing of the Merger. He has served as the co-Chief Operating Officer and Chief Financial Officer and as a director of Emmaus Medical since April 2010. Prior to that, he was the Controller at Emmaus from February 2009 to February 2010. From 2004 to 2010, Mr. Lee led worldwide sales and business development of Yield Dynamics product group at MKS Instruments, Inc., a provider of instruments, subsystems, and process control solutions for the semiconductor, flat panel display, solar cell, data storage media, medical equipment, pharmaceutical manufacturing, and energy generation and environmental monitoring industries. Mr. Lee also served as President and Managing Director of Kenos Inc. from January 2004 to December 2008. Mr. Lee held various managerial and senior positions at semiconductor companies such as MicroUnity Systems Engineering, Inc. from August 1995 to July 1996, HPL, Inc. from June 2000 to October 2002, Syntricity, Inc. from November 2002 to April 2004 and also at a healthcare actuarial consulting firm, Reden & Anders from September 1996 to June 2000, which was acquired by United Health Care. Mr. Lee received his B.S. and M.S. in Physics from University of Hawaii (1984) and University of South Carolina (1986) respectively. Mr. Lee’s knowledge of our business and operations and his business, leadership and management experience qualify him to serve as a member of the Company’s board of directors.

Lan T. Tran, MPH has served as the Chief Administrative Officer and Corporate Secretary of the Company since the closing of the Merger. She has served as the Co-Chief Operating Officer and Corporate Secretary of Emmaus Medical since April 2010 and as the Chief Compliance Officer of Emmaus Medical since May 2008. Prior to joining Emmaus Medical, Ms. Tran was with LABioMed from September 1999 to April 2008 and held positions of increasing responsibility including Grants and Contracts Trainee from September 1999 to March 2000, Grants and Contracts Officer from April 2000 to August 2004, Associate Director, Pre-Clinical/Clinical Trials Unit from September 2004 to June 2005, Director, Pre-Clinical/Clinical Trials Unit from July 2005 to June 2007, and Assistant Vice President, Research Administration from June 2007 to April 2008. In her position as Director, Pre-Clinical/Clinical Trials Unit and Assistant Vice President, Research Administration, Ms. Tran was part of the executive management team of LABioMed and responsible for all administrative aspects of research in her assigned area at LABioMed, which had a research budget of $61,000,000 in 2008. Ms. Tran holds a B.S. in Psychobiology from UCLA, which was awarded in 1999, and a Masters of Public Health from UCLA which was awarded in 2002.

Yasushi Nagasaki was appointed Chief Financial Officer of the Company effective May 2, 2011. From September 2005 until joining our Company, Mr. Nagasaki was the Chief Financial Officer of Hexadyne Corporation, an aerospace and defense supplier. From May 2003 to August 2005, Mr. Nagasaki was the Controller at Upsilon Intertech Corporation. Mr. Nagasaki received a B.A. in Commerce in 1992 from Waseda University and an M.A. in International Policy Studies in 1994 from the Monterey Institute of International Studies.

Henry A. McKinnell, Jr., Ph.D. has served as Chairman of the Board of the Company since the closing of the Merger and as a director of Emmaus Medical since April 2010. Dr. McKinnell served as the Chairman of the Board of Pfizer Inc. (NYSE: PFE), a pharmaceutical company, from May 2001 until his retirement in December 2006. He also served as Chief Executive Officer of Pfizer from January 2001 to July 2006. He served as President of Pfizer from May 1999 to May 2001, and as President of Pfizer Pharmaceuticals Group from January 1997 to April 2001. Dr. McKinnell served as Chief Operating Officer of Pfizer from May 1999 to December 2000 and as Executive Vice President from 1992 to 1999. Since October 1997, Dr. McKinnell has served as a member of the board of directors of Moody’s Corporation (NYSE: MCO), where he serves as the lead independent director and a member of the audit committee, the governance and compensation committee and MIS committee. From 2008 to May 2011, Dr. McKinnell served as a director of Angiotech Pharmaceuticals, Inc. (OTCBB: ANPIQ), and as a member of the audit committee and the governance, nominating and compensation committee. Dr. McKinnell has served as a director of Optimer Pharmaceuticals, Inc. (NasdaqGM: OPTR) since January 2001 and serves as a member of the nominating and corporate governance committee and the science and technology committee. Dr. McKinnell also serves as Chairman of the Board of the Accordia Global Health Foundation. He is Chairman Emeritus of the Connecticut Science Center, and is a member of the Academic Alliance for AIDS Care and Prevention in Africa. He served as director of ExxonMobil Corporation from 2002 to 2007 and John Wiley & Sons until 2005. Dr. McKinnell holds a Bachelor’s Degree in business from the University of British Columbia, and M.B.A. and Ph.D. degrees from the Stanford University Graduate School of Business. We believe that Dr. McKinnell is qualified to serve on our board of directors due to his extensive experience and leadership in the pharmaceutical industry, in addition to his substantial involvement with business and civic organizations and years of experience as an officer and director of publicly traded companies.

Amir Heshmatpour has served as a director since the closing of the Merger and served as the President, Secretary and Chief Financial Officer and a director of the Company from September 2007 to April 2011. Mr. Heshmatpour has been the Managing Director of AFH Holding & Advisory LLC since July 2003. From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc. Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee. Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition III, Inc., AFH Acquisition V, Inc., and AFH Acquisition VII, Inc., AFH Acquisition VIII, Inc, AFH Acquisition IX, Inc., AFH Acquisition, X, Inc., AFH Acquisition XI, Inc. and AFH Acquisition XII, Inc., all of which are publicly reporting, non-trading, blank check shell companies. Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc. Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc. Mr. Heshmatpour received a Bachelor of Arts from Pennsylvania State University in 1988. Mr. Heshmatpour is qualified to serve on our board of directors due to his operating and leadership experience, knowledge of the financial markets experience as a director of other public companies.

Alfred E. Osborne, Jr., Ph.D. has served as a director since June 2011. Dr. Osborne is currently the Senior Associate Dean at the UCLA Anderson School of Management, a position he assumed in July 2003. He has been employed as a professor at UCLA since 1972 and has served the school in various capacities over the years. Currently, he also serves as the faculty director of the Harold Price Center for Entrepreneurial Studies at UCLA, a position he has held since July 2003, and has been Professor of Global Economics and Management since July 2008 and a director at the UCLA Head Start – Johnson and Johnson Management Fellows Program since 1991. Dr. Osborne is a member of the board of directors of Kaiser Aluminum, Inc., a fabricated aluminum products manufacturing company, Wedbush, Inc., a financial services and investment firm, and Heckmann Corporation, a company engaged in water solutions for energy development and bottled water products. Dr. Osborne also serves as a director of First Pacific Advisors’ Capital, Crescent, International Value and New Income Funds. Dr. Osborne has served on many public and private company boards during the past 30 years, including service on audit, compensation and governance committees, which qualifies him to serve on our board of directors. Dr. Osborne is qualified to serve on our board of directors due to his knowledge of business in various industries and his experience serving on boards and the committees of other public companies.

Tracey C. Doi has served as a director since August 2011. Ms. Doi serves as the group vice president and chief financial officer of Toyota Motor Sales, U.S.A., Inc., the marketing, sales, distribution and customer service arm of Toyota, Lexus and Scion in the United States. Doi is responsible for corporate finance, tax, customs, treasury, accounting, procurement and corporate services. Doi serves on Toyota Motor Sales’ audit committee, risk committee and benefit committee, as well as an officer or director of several subsidiaries. Doi joined Toyota in 2000 as vice president, corporate controller and was promoted to CFO in 2003. Prior to that, she held financial executive positions with AT&T Wireless, L.A. Cellular Telephone Company, and L.A. Gear, Inc. Doi received a bachelor’s degree in business economics from UCLA in 1983 and is a certified public accountant (inactive). Ms. Doi serves on the Federal Reserve Bank of San Francisco’s Economic Advisory Council, the board of directors for the Food Allergy & Anaphylaxis Network (FAAN), the board of governors for the Japanese American National Museum, and the board of directors for the Japan America Society. The Company believes that Ms. Doi is qualified to serve as a director of the Company due to her business and financial management experience, including her position as a chief financial officer, and her knowledge of audit committee functions.

Maurice J. DeWald has served as a director since August 2011. Mr. DeWald has served as the Chairman and Chief Executive Officer of Verity Financial Group, Inc., a financial advisory firm he founded, since 1992. From 1962 to 1991, Mr. DeWald served in various positions with KPMG LLP, including managing partner of the Orange County office from 1976 to 1984, managing partner of the Chicago office from 1985 to 1986 and managing partner of the Los Angeles office from 1986 to 1991. Mr. DeWald has served as a director of Targeted Medical Pharma, Inc. since February 2011, as a director of Healthcare Trust of America, Inc. since September 2006 and as a director of Integrated Healthcare Holdings, Inc. (OTCBB: IHCH.OB) since August 2005, including as Chairman of the Board since October 2008. Mr. DeWald served as a director of Mizuho Corporate Bank of California from 1992 to 2011. From 1991 to July 2003 he served on the board of directors of Tenet Healthcare Corporation (NYSE: THC) and from 1995 to 2003 he served on the board of directors of ARV Assisted Living, Inc. Mr. DeWald received a B.B.A. in finance and accounting from the University of Notre Dame in 1962 and is a certified public accountant (inactive). Mr. DeWald also sits on the School of Business Advisory Council of the University of Notre Dame and has previously served as the Chairman and a director of the United Way of Greater Los Angeles. The Company believes that Mr. DeWald is qualified to sit on the Company’s board of directors due to his extensive management, finance, public accounting and public company directorship experience, as well as his experience in the healthcare industry.

Family Relationships

There are no family relationships among any of the officers and directors.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

The Company is not aware of any legal proceedings in which any director, nominee, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, nominee, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Board of Directors and Committees and Director Independence

Under NASDAQ Marketplace Rules, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of Henry A. McKinnell, Jr., Alfred E. Osborne, Jr., Tracey C. Doi and Maurice J. DeWald is an “independent” director as defined by the NASDAQ Marketplace Rules, currently in effect and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates.

Audit Committee

We established our Audit Committee on May 3, 2011. The Audit Committee consists of Dr. McKinnell, Dr. Osborne, Ms. Doi and Mr. DeWald each of whom is an independent director as defined by the NASDAQ Marketplace Rules. Mr. DeWald serves as Chairman of the Audit Committee. Each of Ms. Doi and Mr. DeWald qualifies as an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter will be available on our website at www.Emmausmedical.com.

Compensation Committee

We established our Compensation Committee on May 3, 2011. The Compensation Committee consists of Dr. McKinnell, Dr. Osborne, Ms. Doi and Mr. DeWald, each of whom is an independent director as defined by the NASDAQ Marketplace Rules. Dr. McKinnell is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter will be available on our website at www.Emmausmedical.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Dr. McKinnell, Dr. Osborne, Ms. Doi and Mr. DeWald, each of whom is an independent director as defined by the NASDAQ Marketplace Rules. Dr. Osborne is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting, fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating and Corporate Governance Committee. A copy of the Nominating and Corporate Governance Committee Charter will be available on our website at www.Emmausmedical.com.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2011, the following directors, officers and owners of more than 10% of our common stock failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act:

•	Alfred Osborne failed to timely file a Form 3 upon being appointed as a director.

•	Yasushi Nagasaki failed to timely file a Form 4 upon his receipt of convertible notes and warrants from the Company.

Code of Business Conduct and Ethics

On May 3, 2011, our board of directors approved a Code of Conduct and Ethics (the “Code of Ethics”) that applies to all of the directors, officers and employees of the Company. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics will be available on our website at www.Emmausmedical.com. Requests for copies of the Code of Ethics should be sent in writing to Emmaus Medical, Inc., Attention: Secretary, 20725 S. Western Avenue, Ste. 136, Torrance, CA 90501-1884.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation earned for services rendered to our predecessor and Emmaus Medical for the two fiscal years ended December 31, 2011 and 2010 of the principal executive officer, in addition to our four most highly compensated officers whose annual compensation exceeded $100,000, and one additional individual for whom disclosure would have been required but for the fact that the individual was not serving as one of our executive officers at the end of our last fiscal year.

Name and Position	Year	Salary ($)	Bonus ($)	Total ($)
Yutaka Niihara, M.D., MPH	2011	218,750	-	218,750
President, Chief Executive Officer and Director	2010	125,000	-	125,000

Willis C. Lee	2011	170,000	-	170,000
Chief Operating Officer and Director	2010	119,693	-	119,693

Lan T. Tran	2011	161,000	50,000	211,000
Chief Administrative Officer and Corporate Secretary	2010	104,000	-	104,000

Yasushi Nagasaki	2011	120,000	-	120,000
Chief Financial Officer	2010	-	-	-

Amir F. Heshmatpour (1)	2011	-	-	-
Former President, Secretary and Chief Financial Officer	2010	-	-	-
___________________________________
(1) Upon the close of the Merger on May 3, 2011, Mr. Heshmatpour resigned as the President, Secretary and Chief Financial Officer of the Company.

Total compensation for Dr. Niihara, Mr. Lee and Ms. Tran for the year ended December 31, 2011 listed in the table above does not include the amount of the annual performance bonus to be paid pursuant to their respective employment agreements based on performance in 2011. The board of directors has not yet determined the amount of the annual performance bonus to be paid to such officers pursuant to the employment agreements, the terms of which are described below.  Pursuant to the employment agreements, the amounts of the target annual performance bonuses for 2011 for Dr. Niihara, Mr. Lee and Ms. Tran are $50,000, $25,000 and $20,000, respectively.  In addition, based on each officer's performance from the immediate prior year as may be determined by the board of directors, Dr. Niihara, Mr. Lee and Ms. Tran are to receive non-qualified ten-year options to purchase shares of our common stock with a Black Scholes value of $100,000, $50,000 and $40,000, respectively.  Upon the board of directors' determination of the amounts of the annual performance bonuses payable and whether the annual option grants will be made to such officers, the Company will disclose the amounts of such compensation in a Form 8-K filing with the SEC.

Outstanding Equity Awards at 2011 Fiscal Year End

There were no outstanding equity awards held by named executive officers in 2011.

Employment Agreements

We entered into employment agreements with Yutaka Niihara, M.D., MPH, our Chief Executive Officer, Willis C. Lee, our Chief Operating Officer, and Lan T. Tran, our Chief Administrative Officer on April 5, 2011 and with Yasushi Nagasaki, our Chief Financial Officer, on April 8, 2011 (collectively, the “Employment Agreements”). Each of the Employment Agreements has an initial 2-year term, unless terminated earlier. The Employment Agreements for Dr. Niihara, Mr. Lee and Ms. Tran automatically renew for additional one year periods unless the Company or the officer provides notice of non-renewal at least sixty (60) days prior to the expiration of the then current term.

Base Salary, Bonus and Other Compensation. Dr. Niihara’s, Mr. Lee’s, Ms. Tran’s and Mr. Nagasaki’s base salary is $250,000, $180,000, $180,000 and $180,000 per year, respectively, which will be reviewed at least annually. In addition to base salary, the officers are entitled to receive an annual performance bonus based on the officer’s performance for the previous year. The target bonus for 2011 for Dr. Niihara, Mr. Lee and Ms. Tran are $50,000, $25,000 and $20,000, respectively. There is no expected performance bonus for 2011 for Mr. Nagasaki. The officers are also eligible to receive paid vacation, and participate in health and other benefit plans and will be reimbursed for reasonable and necessary business expenses.

Equity Compensation. Effective December 31, 2011, and at the end of each calendar year on December 31st or as soon as reasonably practicable after each such December 31st (each a “Grant Date”), the Company will grant non-qualified ten-year stock options with a Black Scholes value of $100,000 to Dr. Niihara, $50,000 to Mr. Lee, and $40,000 to Ms. Tran with an exercise price per share equal to the “Fair Market Value” (as such term is defined in the Company’s 2011 Stock Incentive Plan) on the applicable Grant Date. Mr. Nagasaki will receive a grant of non-qualified ten-year options with a Black Scholes value of $40,000 on December 31, 2012; however, there is no predetermined grant of options to Mr. Nagasaki for 2011. One-third of the options granted to each officer will vest on the first anniversary of the applicable Grant Date, one-third will vest on the second anniversary of the applicable Grant Date and the final one-third will vest on the third anniversary of the applicable Grant Date. Any unvested options will vest immediately upon a change in control (as defined below) or termination of the officer’s employment other than a voluntary termination by the officer or a termination of the officer for cause. In the event that the officer is terminated for any reason other than cause, death or disability or retirement, each option, to the extent that it is exercisable at the time of such termination, shall remain exercisable for the 90 day period following such termination, but in no event following the expiration of its term. In the event that the officer’s employment terminates on account of death, disability or, with respect to any non-qualified stock option, retirement, each option granted that is outstanding and vested as of the date of such termination shall remain exercisable by such officer (or the officer’s legal representatives, heirs or legatees) for the one year period following such termination, but in no event following the expiration of its term.

Severance Compensation. If Dr. Niihara’s, Mr. Lee’s, Ms. Tran’s or Mr. Nagasaki’s employment is terminated for any reason, other than without cause or good reason, each will be entitled to receive his or her base salary prorated through the termination date, any expense reimbursement due and owing for reasonable and necessary business expenses, and accrued vacation benefits (the “Voluntary Termination Benefits”). If termination is due to death or disability of the officer, then such officer will also receive an amount equal to his or her annual performance bonus, and for a termination due to disability only, 6 additional months of his base salary to be paid out over a 6-month period and payment of COBRA benefits of up to 6 months following the termination. If Dr. Niihara is terminated without cause or resigns with good reason (not within 2 years following a change in control), he will receive the Voluntary Termination Benefits and, provided he signs a release of all claims relating to his employment, a severance package equal to one year of his base salary to be paid out over a 12-month period, a pro rata amount of the annual performance bonus for the calendar year in which the termination date occurs based on the achievement of any applicable performance terms or goals for the year, and payment of COBRA benefits of up to 12 months following the termination. If any of Mr. Lee, Ms. Tran or Mr. Nagasaki is terminated without cause or resigns with good reason (not within 2 years following a change in control), he or she will receive the Voluntary Termination Benefits and, provided he or she signs a release of all claims relating to his or her employment, a severance package equal to 6 months of his or her base salary to be paid out over a 6-month period, an amount equal to half of the targeted annual performance bonus, and payment of COBRA benefits of up to 6 months following the termination.

Termination with cause includes a proven act of dishonesty, fraud, embezzlement or misappropriation of Company proprietary information; a conviction of, or plea of nolo contendere to, a felony or a crime involving moral turpitude; willful misconduct which cannot be cured on reasonable notice to the officer; or the officer’s habitual failure or refusal to perform his duties if such failure or refusal is not cured within 20 days after receiving written notice thereof from the board of directors. Good reason includes a reduction of more than 10% (or 25% in the case of Mr. Nagasaki) to the officer’s base salary or other compensation (except as part of a general reduction for all executive employees); a material diminution of the officer’s authority, responsibilities, reporting or job duties (except for any reduction for cause) (and except in Mr. Nagasaki’s case if his position is reduced to Treasurer, Comptroller or Controller during the first 14 months of employment); the Company’s material breach of the Employment Agreement; or, in the case of Dr. Niihara, Mr. Lee and Ms. Tran, a relocation of the business requiring the officer to move or drive to work more than 40 miles from its current location. The officer may terminate the Employment Agreement for good reason if he or she provides written notice to the Company within ninety (90) days of the event constituting good reason and the Company fails to cure the good reason within thirty (30) days after receiving such notice.

Change of Control. The Employment Agreements will not be terminated upon a change of control. A change of control means any merger or reorganization where the holders of the Company’s capital stock prior the transaction own fewer than 50% of the shares of capital stock after the transaction, an acquisition of 50% of the voting power of the Company’s outstanding securities by another entity, or a transfer of at least 50% of the fair market value of the Company’s assets. Upon Dr. Niihara’s termination without cause or good reason that occurs within 2 years after a change of control, he will receive the Voluntary Termination Benefits and, provided he signs a release of all claims relating to his employment, a severance package equal to 2 years of his base salary to be paid out over a 12-month period, an amount equal to double the targeted annual performance bonus, payment of COBRA benefits of up to 18 months following the termination; and a one-time cash payment of $3.0 million. Upon Mr. Lee’s or Ms. Tran’s termination without cause or good reason that occurs within 2 years after a change of control or upon Mr. Nagasaki’s termination without cause or good reason that occurs within 1 year after a change of control, he or she will receive the Voluntary Termination Benefits and, provided he or she signs a release of all claims relating to his or her employment, a severance package equal to 1 year of his or her base salary to be paid out over a 12-month period, an amount equal to the full year targeted annual performance bonus, payment of COBRA benefits of up to 12 months following the termination. Mr. Lee and Ms. Tran will also receive a one-time cash payment of $200,000. In addition each officer’s unvested equity awards shall vest upon such termination and the officer will have 36 months, except for Mr. Nagasaki who will have 4 months, in which to sell or exercise such awards (subject to expiration of the term of such options). The officer will also be free from all lock-up or other contractual restrictions upon the free sale of shares upon such termination.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2011 by members of board of directors, except Yutaka Niihara, M.D., MPH and Willis C. Lee, whose compensation for services as a director is included in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Henry A. McKinnell, Jr., Ph.D.	8,100 (1)	-	129,102	-	-	-	137,202
Amir Heshmatpour	-	-	-	-	-	-	-
Douglas W. Wilmore, M.D. (3)	4,900 (2)	-	-	-	-	-	4,900
Alfred E. Osborne Jr., Ph.D.	3,100	-	41,736	-	-	-	44,836
Tracey C. Doi	3,000	-	34,780	-	-	-	37,780
Maury J. DeWald	2,400	-	41,736	-	-	-	44,136
_______________
(1)	Includes fees of $3,000 earned for service on the board of directors of Emmaus Medical.
(2)	Includes fees of $2,000 earned for service on the board of directors of Emmaus Medical.
(3)	Dr. Wilmore resigned from the board of directors on September 1, 2011.

Non-officer directors will receive an annual grant of 10,000 options pursuant to the 2011 Stock Incentive Plan. Such grants will vest annually. The Chairman of the Board will receive a one-time retainer grant of 10,000 options and each committee chair will receive a one-time retainer grant of 2,000 options. Additionally, non-officer directors will receive compensation of $700 for each in-person board meeting that they attend, $400 for each telephonic board meeting that they attend and $400 for each committee meeting. We expect the board of directors to hold four in-person meetings and two telephonic meetings each calendar year.

2011 Stock Incentive Plan

Background

On May 3, 2011, the board of directors and stockholders adopted the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (the “Incentive Plan”). Stockholder approval of the Incentive Plan enables the Company to satisfy stock exchange listing requirements, and to make awards that qualify as performance-based compensation that is exempt from the deduction limitation set forth under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Subject to certain exceptions, Section 162(m) generally limits the corporate income tax deductions to $1,000,000 annually for compensation paid to each of the Chief Executive Officer and the other three highest paid executive officers of the Company required to be reported under the proxy disclosure rules. The Company intends to cause the shares of common stock that will become available for issuance to be registered on a Form S-8 registration statement to be filed with the SEC at the Company’s expense.

The amount and nature of the proposed awards under the Incentive Plan have not yet been determined, although the Incentive Plan permits grants of stock options, stock appreciation rights, or SARs, restricted stock or units, unrestricted stock, deferred stock and performance awards. The Company’s board of directors believes that the Incentive Plan will be an important factor in attracting, retaining and motivating employees, consultants, agents, and directors of the Company and its affiliates, collectively referred to herein as Eligible Persons. Our board of directors believes that the Company needs the flexibility both to have an ongoing reserve of common stock available for future equity-based awards, and to make future awards in a variety of forms.

Pursuant to the Incentive Plan, 3,000,000 shares of common stock are reserved for future awards to eligible persons.

Capitalized terms used in this summary and not otherwise defined herein will have the meanings ascribed to such terms in the Incentive Plan.

Purpose

The purpose of the Incentive Plan is to attract, retain and motivate select Eligible Persons, and to provide incentives and rewards for superior performance.

Shares Subject to the Incentive Plan

The Incentive Plan provides that no more than 3,000,000 shares of common stock may be issued pursuant to Awards under the Incentive Plan. These shares shall be authorized but unissued shares, or shares that the Company otherwise holds in treasury or in trust. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events. Shares of common stock that are subject to any Award that expires, or is forfeited, cancelled or otherwise terminated without the issuance of some or all of the shares that are subject to the Award will again be available for subsequent Awards unless such shares are used as payment in connection with any Award or used to satisfy tax obligations with respect to an Award.

The maximum awards that can be granted under the Incentive Plan to a single participant in any calendar year shall be 500,000 shares of common stock in the form of options or SARs, and 500,000 shares of common stock in the form of restricted shares, restricted share units, stock bonus and other stock-based awards.

Administration

Following the consummation of the Merger, either the Company’s Compensation Committee of the board of directors or another committee appointed by the Company’s board of directors will administer the Incentive Plan. The Compensation Committee of the Company’s board of directors and any other committee exercising discretion under the Incentive Plan from time to time are referred to herein as the “Committee.” It is expected that the Compensation Committee of the Company’s board of directors will act as the Committee for purposes of the Incentive Plan. To the extent permitted by law, the Committee may authorize one or more persons who are reporting persons for purposes of Rule 16b-3 under the Exchange Act (or other officers) to make Awards to eligible persons who are not reporting persons for purposes of Rule 16b-3 under the Exchange Act (or other officers whom the Company has specifically authorized to make Awards). With respect to decisions involving an Award intended to satisfy the requirements of Section 162(m) of the Code, the Committee is to consist of two or more directors who are “outside directors” for purposes of that Code section. The Committee may delegate administrative functions to individuals who are reporting persons for purposes of Rule 16b-3 of the Exchange Act, officers or employees of the Company or its affiliates.

Subject to the terms of the Incentive Plan, the Committee has express authority to determine the Eligible Persons who will receive Awards, the number of shares of common stock, units or dollars to be covered by each Award, and the terms and conditions of Awards. The Committee has broad discretion to prescribe, amend, and rescind rules relating to the Incentive Plan and its administration, to interpret and construe the terms of the Incentive Plan and the terms of all Award agreements, and to take all actions necessary or advisable to administer the Incentive Plan.

Stock awards granted under the Incentive Plan (other than annual director stock grants described below) will have a minimum forfeiture period of at least three years (but such forfeiture periods may lapse in installments). However, performance-based stock awards may have a minimum vesting or forfeiture period of one year. As an exception to these minimum vesting and forfeiture provisions, the Committee has discretion to accelerate the exercisability or vesting of outstanding awards or waive any restrictions applicable to such awards in connection with a participant’s death, disability, retirement, involuntary termination, a change in control or for recruitment. In addition, the Committee will have discretion to award up to 10% of the shares reserved under the Incentive Plan without regard to these minimum vesting or forfeiture periods, primarily for special one-time recognition awards and retention purposes.

The Incentive Plan provides that the Company will indemnify members of the Committee and their delegates against any claims, liabilities or costs arising from the good faith performance of their duties under the Incentive Plan. The Incentive Plan releases these individuals from liability for good faith actions associated with the Incentive Plan’s administration.

Eligibility

The Committee may grant options that are intended to qualify as incentive stock options, or ISOs, only to employees of the Company or its affiliates, and may grant all other Awards to Eligible Persons. The Incentive Plan and the discussion below use the term “Participant” to refer to an Eligible Person who has received an Award.

Types of Awards

Options. Options granted under the Incentive Plan provide Participants with the right to purchase shares of common stock at a predetermined exercise price. The Committee may grant options that are intended to qualify as ISOs or options that are not intended to so qualify, referred to herein as Non-ISOs. The Incentive Plan also provides that ISO treatment may not be available for options that become first exercisable in any calendar year to the extent the value of the underlying shares that are the subject of the option exceeds $100,000 (based upon the fair market value of the shares of common stock on the option grant date).

Share Appreciation Rights (SARs). A share appreciation right generally permits a Participant who receives it to receive, upon exercise, cash and/or shares of common stock equal in value to an amount determined by multiplying (a) the excess of the fair market value, on the date of exercise, of the shares of common stock with respect to which the SAR is being exercised, over the exercise price of the SAR for such shares by (b) the number of shares with respect to which the SARs are being exercised. The Committee may grant SARs in tandem with options or independently of them. SARs that are independent of options may limit the value payable on its exercise to a percentage, not exceeding 100%, of the excess value.

Exercise Price for Options and SARs. The exercise price of ISOs, Non-ISOs, and SARs may not be less than 100% of the fair market value on the grant date of the shares of common stock subject to the Award (110% of fair market value for ISOs granted to employees who, on the grant date, own stock representing more than 10% of the combined voting power of all classes of stock of the Company).

Exercise of Options and SARs. To the extent exercisable in accordance with the agreement granting them, an option or SAR may be exercised in whole or in part, and from time to time during its term, subject to earlier termination relating to a holder’s termination of employment or service. With respect to options, the Committee has the discretion to accept payment of the exercise price in any of several forms (or combination of them), including: cash or check in U.S. dollars, certain shares of common stock, and cashless or “net” exercise under a program the Committee approves. The term over which Participants may exercise options and SARs may not exceed ten years from the date of grant (five years in the case of ISOs granted to employees who, on the grant date, own more than 10% of the combined voting power of all classes of stock of the Company).

Unless otherwise provided under the terms of the agreement evidencing a grant, options and SARs that have vested may be exercised during the six-month period after the optionee retires, during the one-year period after the optionee’s termination of service due to death or permanent disability, and during the 90-day period after the optionee’s termination of employment other than for cause (but in no case later than the termination date of the option or SAR). Each option or SAR that remains unexercisable at the time of termination shall be terminated at the time of termination. The agreement evidencing the grant of an option or SAR may, in the discretion of the Committee, set forth additional or different terms and conditions applicable to such grant upon a termination or change in status of the employment or service of the participant. All SARs may be settled in cash or shares of the Company’s stock in the discretion of the Committee.

Restricted Shares, Stock Units, Stock Bonus, and Other Stock-Based Awards. Under the Incentive Plan, the Committee may grant restricted shares that are forfeitable until certain vesting requirements are met, may grant restricted stock units which represent the right to receive shares of common stock after certain vesting requirements are met, and may grant unrestricted shares as to which the Participant’s interest is immediately vested (subject to the exceptions to the minimum vesting requirements described above). The Incentive Plan provides the Committee with discretion to determine the terms and conditions under which a Participant’s interests in such Awards becomes vested, which may include the achievement of financial or other objective performance goals or other objectives.

The performance goals described in the preceding paragraphs may be established by the Committee, in its discretion, based on one or more of the following measures (the “Business Criteria”): (1) return on total stockholder equity; (2) earnings or book value per share of Company Stock; (3) net income (before or after taxes); (4) earnings before all or any interest, taxes, depreciation and/or amortization (“EBIT,” “EBITA” or “EBITDA”); (5) inventory goals; (6) return on assets, capital or investment; (7) market share; (8) cost reduction goals; (9) earnings from continuing operations; (10) levels of expense, costs or liabilities; (11) unit level performance; (12) operating profit; (13) sales or revenues; (14) stock price appreciation; (15) total stockholder return; (16) implementation or completion of critical projects or processes; or (17) any combination of the foregoing. Where applicable, Business Criteria may be expressed in terms of attaining a specified level of the particular criteria or the attainment of a percentage increase or decrease in the particular criteria, and may be applied to one or more of the Company, an affiliate, or a division or strategic business unit of the Company, or may be applied to the performance of the Company relative to a market index, a group of other companies or a combination thereof, all as determined by the Committee. Each of the Business Criteria shall be determined, where applicable and except as otherwise provided by the Committee, in accordance with generally accepted accounting principles and shall be subject to certification by the Committee; provided that the Committee shall have the authority to make equitable adjustments to the Business Criteria in recognition of unusual or non-recurring events affecting the Company or any affiliate or the financial statements of the Company or any affiliate, in response to changes in applicable laws or regulations, or to account for items of gain, loss or expense determined to be extraordinary or unusual in nature or infrequent in occurrence or related to the disposal of a segment of a business or related to a change in accounting principles.

Whenever shares of common stock are delivered pursuant to these Awards, the Participant will be entitled to receive additional shares of common stock equal to the sum of (i) any stock dividends that the Company’s stockholders received between the grant date of the Award and issuance or release of the shares of common stock and (ii) a number of additional shares of common stock equal to the shares of common stock that the Participant could have purchased at Fair Market Value on the payment date of any cash dividends for shares of common stock if the Participant had received such cash dividends between its grant date and its settlement date. However, any dividend equivalents awarded in connection with a grant of any performance-based award will not be payable unless and until the performance conditions applicable to the award have been met, or the award otherwise becomes vested in accordance with the award agreement and the Incentive Plan.

Annual Non-Employee Director Grants. The Incentive Plan provides for annual grants of 10,000 options to non-employee directors (the “Annual Director Award”). Each Annual Director Award will vest in four substantially equal quarterly installments.

Clawback of Awards

Unless otherwise provided in an agreement granting an Award, the Company may terminate any outstanding, unexercised, unexpired or unpaid Award, rescind any exercise, payment or delivery pursuant to the Award, or recapture any common stock (whether restricted or unrestricted) or proceeds from the Participant’s sale of shares issued pursuant to the Award in the event of the discovery of the Participant’s fraud or misconduct, or otherwise in connection with a financial restatement.

Income Tax Withholding

As a condition for the issuance of shares pursuant to Awards, the Incentive Plan requires satisfaction of any applicable federal, state, local, or foreign withholding tax obligations that may arise in connection with the award or the issuance of shares.

Transferability

Awards may not be sold, pledged, assigned, hypothecated, transferred or disposed of other than by will or the laws of descent and distribution, except to the extent the Committee permits lifetime transfers in the form of Non-ISOs, Share-settled SARs, Restricted Shares, or Performance Shares to charitable institutions, certain family members or related trusts, or as otherwise approved by the Committee.

Certain Corporate Transactions

The Committee shall equitably adjust the number of shares covered by each outstanding Award, the number of shares that have been authorized for issuance under the Incentive Plan but as to which no Awards have yet been granted or that have been returned to the Incentive Plan upon cancellation, forfeiture or expiration of an Award, and the maximum number of shares that may be granted in any calendar year to individual participants, as well as the price per share covered by each outstanding Award, to reflect any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the shares, or any other increase or decrease in the number of issued shares effected without receipt of consideration by the Company.

In addition, in the event of a Change in Control (as defined in the Incentive Plan) but subject to the terms of any Award agreements or any employment or other similar agreement between the Company or any of its affiliates and a Participant then in effect, each outstanding Award shall be assumed or a substantially equivalent award shall be substituted by the surviving or successor corporation or a parent or subsidiary of such surviving or successor corporation upon the consummation of the transaction; provided, however, that to the extent outstanding Awards are neither being assumed nor replaced with substantially equivalent Awards by the successor corporation, the Committee may in its sole and absolute discretion and authority, without obtaining the approval or consent of the Company’s stockholders or any Participant with respect to his or her outstanding Awards, take one or more of the following actions: (a) accelerate the vesting of Awards for any period so that Awards shall vest (and, to the extent applicable, become exercisable) as to the shares of common stock that otherwise would have been unvested and provide that repurchase rights of the Company with respect to shares of common stock issued pursuant to an Award shall lapse as to the shares of common stock subject to such repurchase right; (b) arrange or otherwise provide for payment of cash or other consideration to Participants in exchange for the satisfaction and cancellation of outstanding Awards; or (c) terminate all or some Awards upon the consummation of the transaction, provided that the Committee shall provide for vesting such Awards in full as of a date immediately prior to consummation of the Change of Control. To the extent that an Award is not exercised prior to consummation of a transaction in which the Award is not being assumed or substituted, such Award shall terminate upon such consummation.

Term of the Incentive Plan; Amendments or Termination

The term of the Incentive Plan is ten years from the date of adoption by the board of directors. The Company’s board of directors may from time to time, amend, alter, suspend, discontinue or terminate the Incentive Plan; provided that no amendment, suspension or termination of the Incentive Plan shall materially and adversely affect Awards already granted. Furthermore, the Incentive Plan specifically prohibits the repricing of stock options or SARs without stockholder approval. For this purpose, a “repricing” means any of the following (or any other action that has the same effect as any of the following): (i) changing the terms of a stock option or SAR to lower its exercise price; (ii) any other action that is treated as a “repricing” under generally accepted accounting principles; and (iii) repurchasing for cash or canceling a stock option or SAR at a time when its exercise price is greater than the fair market value of the underlying stock in exchange for another award, unless the cancellation and exchange occurs in connection with a change in capitalization or similar change. Such cancellation and exchange would be considered a “repricing” regardless of whether it is treated as a “repricing” under generally accepted accounting principles and regardless of whether it is voluntary on the part of the participant.

Expected Tax Consequences

The following is a brief summary of certain U.S. tax consequences of certain transactions under the Incentive Plan. This summary is not intended to be complete and does not describe state or local tax consequences.

U.S. Federal Income Tax Consequences

Under the Code, the Company will generally be entitled to a deduction for federal income tax purposes at the same time and in the same amount as the ordinary income that Participants recognize pursuant to Awards (subject to the Participant’s overall compensation being reasonable, and to the discussion below with respect to Code section 162(m)). For Participants, the expected U.S. federal income tax consequences of Awards are as follows:

Non-ISOs. A Participant will not recognize income at the time a Non-ISO is granted. At the time a Non-ISO is exercised, the Participant will recognize ordinary income in an amount equal to the excess of (a) the fair market value of the shares of common stock issued to the Participant on the exercise date, over (b) the exercise price paid for the shares. At the time of sale of shares acquired pursuant to the exercise of a Non-ISO, the appreciation (or depreciation) in value of the shares after the date of exercise will be treated either as short-term or long-term capital gain (or loss) depending on how long the shares have been held.

ISOs. A Participant will not recognize income upon the grant of an ISO. There are generally no tax consequences to the Participant upon exercise of an ISO (except the amount by which the fair market value of the shares at the time of exercise exceeds the option exercise price is a tax preference item possibly giving rise to an alternative minimum tax). If the shares of common stock are not disposed of within two years from the date the ISO was granted or within one year after the ISO was exercised, any gain realized upon the subsequent disposition of the shares will be characterized as long-term capital gain and any loss will be characterized as long-term capital loss. If both of these holding period requirements are not met, then a “disqualifying disposition” occurs and (a) the Participant recognizes ordinary income gain in the amount by which the fair market value of the shares at the time of exercise exceeded the exercise price for the ISO and (b) any remaining amount realized on disposition (except for certain “wash” sales, gifts or sales to related persons) will be characterized as capital gain or loss.

Share Appreciation Rights. A Participant to whom a SAR is granted will not recognize income at the time of grant of the SAR. Upon exercise of a SAR, the Participant must recognize taxable compensation income in an amount equal to the value of any cash or shares of common stock that the Participant receives.

Restricted Shares. A participant will not be taxed at the date of an award of restricted shares, but will be taxed at ordinary income rates on the fair market value of any restricted shares as of the date that the restrictions lapse, unless the participant, within 30 days after transfer of such restricted shares to the participant, elects under Section 83(b) of the Internal Revenue Code to include in income the fair market value of the restricted shares as of the date of such transfer. If the participant makes the election under Section 83(b), the Company will be entitled to a corresponding deduction. Any disposition of shares after restrictions lapse will be subject to the regular rules governing long-term and short-term capital gains and losses, with the basis for this purpose equal to the fair market value of the shares at the end of the restricted period (or on the date of the transfer of the restricted shares, if the employee elects to be taxed on the fair market value upon such transfer). To the extent dividends are payable during the restricted period under the applicable award agreement, any such dividends will be taxable to the participant at ordinary income tax rates and will be deductible by the Company unless the participant has elected to be taxed on the fair market value of the restricted shares upon transfer, in which case they will thereafter be taxable to the employee as dividends and will not be deductible by the Company.

Restricted Units. A participant will normally not recognize taxable income upon an award of restricted units, and the Company will not be entitled to a deduction until the lapse of the applicable restrictions. Upon the lapse of the restrictions and the issuance of the earned shares, the participant will recognize ordinary taxable income in an amount equal to the fair market value of the common stock received and the Company will be entitled to a deduction in the same amount.

Other Stock-Based Awards. Normally, a participant will not recognize taxable income upon the grant of other stock-based awards. Subsequently, when the conditions and requirements for the grants have been satisfied and the payment determined, any cash received and the fair market value of any common stock received will constitute ordinary income to the participant. The Company also will then be entitled to a deduction in the same amount.

Stock Bonus Awards. A Participant will recognize income at the time of grant of unrestricted stock bonus awards in an amount equal to the excess of the market value of the unrestricted shares over any amount the Participant pays for them (in which case subsequent gain or loss would be capital in nature).

Special Tax Provisions. Under certain circumstances, the accelerated vesting, cash-out or accelerated lapse of restrictions on Awards in connection with a change in control of the Company might be deemed an “excess parachute payment” for purposes of the golden parachute tax provisions of Code section 280G, and the Participant may be subject to a 20% excise tax and the Company may be denied a tax deduction. Furthermore, the Company may not be able to deduct the aggregate compensation in excess of $1,000,000 attributable to Awards that are not “performance-based” within the meaning of Code section 162(m) in certain circumstances.

Income Taxes and Deferred Compensation. The Incentive Plan provides that participants are solely responsible and liable for the satisfaction of all taxes and penalties that may arise in connection with Awards (including any taxes arising under Section 409A of the Code), and that the Company will not have any obligation to indemnify or otherwise hold any Participant harmless from any or all of such taxes. Nevertheless, the Incentive Plan authorizes the Committee to grant or to unilaterally modify any Award in a manner that (i) conforms with the requirements of Section 409A of the Code, (ii) that voids any Participant election to the extent it would violate Section 409A of the Code, and (iii) for any distribution election that would violate Section 409A of the Code, to make distributions pursuant to the Award at the earliest to occur of a distribution event that is allowable under Section 409A of the Code or any distribution event that is both allowable under Section 409A of the Code and is elected by the Participant, with the Committee’s consent, in accordance with Section 409A.

General Tax Law Considerations

The preceding paragraphs are intended to be merely a summary of certain important tax law consequences concerning a grant of options under the Incentive Plan and the disposition of shares issued thereunder in existence as of the date of this filing. Special rules may apply to the Company’s officers, directors or greater than ten percent stockholders. Participants in the Incentive Plan should review the current tax treatment with their individual tax advisors at the time of grant, exercise or any other transaction relating to an Award or the underlying shares.

New Plan Benefits

The Committee will grant Awards under the Incentive Plan at its discretion. Consequently, it is not possible to determine at this time the amount or dollar value of Awards to be provided under the Incentive Plan, other than to note that the Committee has not granted Awards that are contingent upon the approval of the Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Emmaus Life Sciences, Inc. are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders		$			(1)
Equity compensation plans not approved by security holders	1,500,000			-
Total			N/A

(1) In May 2011, the Company adopted the 2011 Omnibus Incentive Plan (the “Plan”).

As of March 20, 2012, there were 3,000,000 shares available for issuance pursuant to the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and convertible notes held by that person that are currently exercisable or become exercisable within 60 days of March 20, 2012 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock before and after the offering, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of the date of March 20, 2012, 72,795 shares of common stock underlying outstanding options, 2,895,044 shares of common stock underlying outstanding warrants and 1,467,623 shares of common stock underlying outstanding convertible notes (as of March 20, 2012). Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated in the table or its footnotes, the address of each stockholder listed in the table is c/o Emmaus Life Sciences, Inc., 20725 S. Western Avenue, Ste. 136, Torrance, CA 90501-1884.

Name and Address of Beneficial Owner	Title	Shares of Common Stock		Percent of Class(1)

Directors and Executive Officers

Yutaka Niihara, M.D., MPH	President, Chief Executive Officer and Director	9,629,496	(2)	39.6%

Yasushi Nagasaki	Chief Financial Officer	130,889	(3)	0.5%

Willis C. Lee	Chief Operating Officer and Director	249,353	(4)	1.0%

Lan T. Tran	Chief Administrative Officer and Corporate Secretary	80,239	(5)	0.3%

Henry A. McKinnell, Jr., Ph.D.	Chairman of the Board	11,795	(6)	*

Alfred E. Osborne, Jr., Ph.D.	Director	-		-

Tracey C. Doi	Director	60,267	(7)	0.2%

Maurice J. DeWald	Director	-		-

Amir Heshmatpour 9595 Wilshire Blvd, Suite 700 Beverly Hills, CA 90212	Director	2,504,249	(8)	10.3%

Officers and Directors as a Group (total of 9 persons)		12,666,288	(9)	51.3%

5% or More Owners

AFH Holding & Advisory, LLC (10) 9595 Wilshire Blvd, Suite 700 Beverly Hills, CA 90212		2,170,000		8.9%

Daniel R. and Yuka I. Kimbell 350 W. Colorado Blvd., Ste. 350 Pasadena, CA 91105		2,434,028	(11)	9.9%

* Less than 0.1%.

(1)	Based on 24,393,461 shares of common stock issued and outstanding as of March 20, 2012.

(2)
Includes 9,529,711 shares that are held jointly by Yutaka and Soomi Niihara, his wife. Also includes 44,229 shares of common stock for which Dr. Niihara is custodian. Dr. Niihara may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities. Also includes 55,556 shares underlying warrants to purchase shares of common stock owned by Hope International Hospice, Inc. (“Hope Hospice”). Dr. Niihara is the chief executive officer of Hope Hospice and has voting and investment power over such shares.

(3)	Includes 105,889 shares of common stock underlying outstanding convertible notes (as of March 20, 2012) and 25,000 shares underlying warrants to purchase shares of common stock.

(4)
Includes 36,884 shares of common stock underlying outstanding convertible notes (as of March 20, 2012) and 35,556 shares underlying warrants to purchase shares of common stock owned by MLPF&S Cust. FBO Willis C. Lee.

(5)	Includes 56,945 shares underlying warrants to purchase shares of common stock.

(6)	Represents options to purchase 11,795 shares of common stock.

(7)
Includes 30,267 shares of common stock underlying outstanding convertible notes (as of March 20, 2012) and 30,000 shares underlying warrants to purchase shares of common stock owned by Tracey and Mark Doi.

(8)
Represents 2,170,000 shares of common stock owned by AFH Advisory, 131,999 shares of common stock owned by Griffin Ventures LTD (“Griffin”) and 202,250 shares of common stock owned by the Amir Heshmatpour & Kathy Heshmatpour Family Foundation (the “Foundation”). Mr. Heshmatpour is the sole member of AFH Advisory and the control person of Griffin and has sole voting and investment control over the shares of common stock owned of record by AFH Advisory and Griffin. Accordingly, he may be deemed a beneficial owner of the 2,170,000 shares of common stock owned by AFH Advisory, the 131,999 shares of common stock owned by Griffin and the 202,250 shares owned by the Foundation.

(9)
Includes options to purchase 11,795 shares of common stock, warrants to purchase 203,057 shares of common stock and 173,040 (as of March 20, 2012) shares of common stock underlying outstanding convertible notes.

(10)
Mr. Heshmatpour is the managing partner of AFH Advisory and may be deemed to have voting and dispositive controls with respect to these shares. Mr. Heshmatpour disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(11)
Includes 44,229 shares of common stock held by the holder as custodian. Daniel and Yuka Kimbell may be deemed the indirect beneficial owner of these securities since they have sole voting and investment control over the securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Emmaus Medical, Inc.

Emmaus Life Sciences, Inc., Emmaus Medical Inc., Newfield Nutrition Corporation, Emmaus Medical Japan, Inc. (“EM Japan”) and Emmaus Medical Europe Ltd. (“EM Europe”) which are either directly or indirectly wholly-owned subsidiaries of the Company, each have interlocking executive and director positions with us and with each other. Dr. Niihara and Mr. Lee are directors of Newfield Nutrition Corporation. Dr. Niihara is a director of EM Japan. Dr. Niihara and Ms. Tran are directors of EM Europe. The officers of Emmaus Life Sciences are also the officers of Emmaus Medical and Newfield Nutrition and hold the same officer positions in Emmaus Medical and Newfield as they do in Emmaus Life Sciences.

AFH Acquisition IV, Inc.

Mr. Heshmatpour, our former President and a director and our original stockholder, is deemed our promoter as this term is defined under the federal securities laws.

On April 19, 2011, the Company sold an aggregate of 577,750 shares of our common stock at a per share purchase price of $2.00 per share for gross proceeds of approximately $1.2 million (the “Private Placement”), which proceeds were distributed to AFH Advisory, the Company’s majority stockholder prior to the Merger. The proceeds were paid directly to AFH Advisory as a consulting fee for services to be provided to the Company, AFH Acquisition IV, prior to the Merger.

Merger and AFH Advisory

Pursuant to the Merger Agreement AFH Merger Sub merged with and into Emmaus Medical with Emmaus Medical continuing as the surviving entity. As a result of the Merger, Emmaus Medical became a wholly-owned subsidiary of the Company. In connection with the Merger, the Company changed its corporate name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” Subsequently, on September 14, 2011, we changed our name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.”

Upon consummation of the Merger, (i) each outstanding share of Emmaus Medical common stock was exchanged for 29.48548924976 shares of our common stock, (ii) each outstanding Emmaus Medical option and warrant, which was exercisable for one share of Emmaus Medical common stock, was exchanged for an option or warrant, as applicable, exercisable for 29.48548924976 shares of our common stock and (iii) each outstanding convertible note of Emmaus Medical, which was convertible for one share of Emmaus Medical common stock, was exchanged for a convertible note exercisable for 29.48548924976 shares of our common stock. As a result of the Merger, Emmaus Medical securityholders received 20,673,714 of our shares of common stock, options and warrants to purchase an aggregate of 326,507 shares of common stock, and convertible notes to purchase an aggregate of 271,305 shares of our common stock, or 85% of our issued and outstanding common stock on a fully diluted basis. Immediately after the closing of the Merger, we had 24,423,714 shares of common stock, no shares of preferred stock, options to purchase 23,590 shares of common stock, warrants to purchase 302,918 shares of common stock and convertible notes convertible into 271,305 shares of our common stock issued and outstanding.

Prior to the closing of the Merger, AFH Advisory cancelled an aggregate of 1,827,750 shares of the Company’s common stock. AFH Advisory did not receive any consideration for the cancellation of the shares. The cancellation of the shares was accounted for as a contribution to capital. The number of shares cancelled was determined based on negotiations with AFH Advisory, the majority stockholder of the Company, and Emmaus Medical. Emmaus Medical and AFH Advisory negotiated an estimated value of Emmaus Medical and its subsidiaries, an estimated value of the shell company, and the mutually desired capitalization of the company resulting from the Merger. With respect to the determination of the amount of shares cancelled, the value of the shell company was derived primarily from its utility as a public company platform, including its good corporate standing and its timely public reporting status; the shell’s lack of previous operations, legal difficulties and potential contingent liabilities; and the shell’s stockholder base. We did not consider registering our own securities directly as a viable option for accessing the public markets. The services provided by AFH Advisory were not a consideration in determining this aspect of the transaction. Under these circumstances and based on these factors, Emmaus Medical and AFH Advisory agreed upon the number of shares to be cancelled.

The Merger resulted in a change in control of our company from AFH Advisory, which is owned by Mr. Amir F. Heshmatpour, to the former securityholders of Emmaus Medical. In connection with the change in control, we appointed new persons to our board of directors and elected new officers of the Company. Mr. Heshmatpour, an officer and director of the Company prior to the consummation of the Merger, resigned from all of his officer positions with the Company at the time the transaction was consummated, but continues as a member of our board of directors. The appointments of the new officers and directors, as set forth below, were made on the closing of the Merger, except for Alfred E. Osborne, Jr., who was appointed to the board of directors on June 21, 2011, and Tracey C. Doi and Maurice J. DeWald, who were appointed to the board of directors on August 4, 2011.

Name	Position
Yutaka Niihara, M.D.	President and Chief Executive Officer and Director
Willis C. Lee	Chief Operating Officer and Director
Lan T. Tran	Chief Administrative Officer and Corporate Secretary
Yasushi Nagasaki	Chief Financial Officer
Henry A. McKinnell, Jr., Ph.D.,	Chairman of the Board
Amir Heshmatpour	Director
Alfred E. Osborne, Jr., Ph.D.	Director
Tracey C. Doi	Director
Maurice J. DeWald	Director

The Company has agreed to (i) pay AFH Holding and Advisory, LLC (“AFH Advisory”), the former majority stockholder of the Company, $500,000 (the “Shell Cost”) to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger capitalization of the Company and (ii) reimburse AFH Advisory for its advancement of expenses on behalf of the Company, including, without limitation, reasonable expenses of AFH Advisory incurred in connection with the Merger, a public offering and certain consulting services provided by AFH Advisory to the Company, including coordinating the Merger, assisting with a public offering and managing the interrelationship of legal and accounting activities (the “Transaction Costs”). As of December 31, 2011, AFH Advisory had advanced an aggregate of $288,893 in expenses on our behalf. During the year ended December 31, 2011, we paid AFH Advisory $288,893 in cash for the advanced expenses and $105,554 of the Shell Cost and, therefore, as of December 31, 2011, owed AFH Advisory an aggregate of $394,446 for the balance of the Shell Cost. The Company does not anticipate that any further Transaction Costs will be advanced by AFH Advisory.

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

Shares held by AFH Advisory and certain others will be decreased, at the rate of 1% of the post-offering outstanding common shares, for each $1 million or fraction thereof that the gross proceeds to the Company from the offering are less than $10 million. In the event of such reduction, AFH Advisory will reduce the number of those shares by an appropriate percentage. If an offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $5 million, the Company’s arrangement with AFH Advisory provides that the Company may terminate the offering at its sole and absolute discretion, and if the Company terminates the offering, all shares held by AFH Advisory and certain others will be canceled. We currently anticipate that the gross proceeds from this offering will exceed $10 million and, therefore, that no reduction or cancellation of shares owned by AFH Advisory or other stockholders will occur.

        If our arrangement with AFH Advisory is terminated based on mutual agreement of the parties or based on a breach by the Company, AFH Advisory will receive its unreimbursed Transaction Costs incurred as of the date of termination. If the arrangement with AFH Advisory is terminated (i) by either party (without being cured within 30 days) based on identification of information in the course of its due diligence investigation that it deems unsatisfactory, or if the parties are unable to agree to a valuation within 45 days following completion of satisfactory due diligence by an investment bank, or (ii) by the Company if a public offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $10 million or based on a breach by AFH Advisory that is not cured within 30 days, then AFH Advisory will receive reimbursement for 50% of Transaction Costs actually incurred to the date of such termination. If a public offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $5 million, and the Company exercises its right to terminate the offering, then the Company will reimburse AFH Advisory an amount equal to 50% of the Shell Cost and 50% of the unreimbursed Transaction Costs incurred as of the date of termination, and AFH Advisory, in its discretion, has the option to be paid any outstanding amounts at the time of termination in cash or to convert such amounts (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price of the shares of common stock sold in the Company’s most recently completed private offering of common stock. In the event of termination by the Company because a public offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $10 million, and if the Company enters into any transaction or a sale of all or substantially all of its assets within 12 months of such termination, AFH Advisory will be entitled to (i) 5% of its holdings (including holdings of certain others) of any securities received by the Company or the Company’s stockholders upon consummation of any business combination or other similar transaction; or (ii) cash or any other consideration it would have received as if it had a 5% ownership interest in the Company immediately prior to the closing of any such transaction.

The Company granted AFH Advisory exclusive rights to act as its advisor in connection with all financings and mergers and acquisitions until November 10, 2012 and the right to appoint two (2) board members to the Company’s board of directors upon the closing of the Merger.  In addition, in the event of any merger, stock purchase, asset purchase or similar transaction occurring within one (1) year of the closing of this offering, AFH Advisory may receive a warrant to purchase shares in an amount necessary such that AFH Advisory’s total holdings shall increase to 10% of the outstanding fully diluted equity of the Company but only to the extent the Company issues securities in connection with such merger, stock purchase, asset purchase or similar transaction.

The transactions contemplated by the Merger Agreement, as amended, were intended to be a “tax-free” contribution and/or reorganization pursuant to the provisions of Sections 351 and/or 368(a) of the Internal Revenue Code of 1986, as amended.

Loans by Related Parties

On January 12, 2009, Shigeru Matsuda, a stockholder of the Company, loaned Emmaus Medical an aggregate of 20,000,000 Japanese Yen (US $221,895), which loan is evidenced by a promissory note. The loan bears interest at 6.5% per annum. The principal and any unpaid accrued interest is convertible into shares of our common stock at a conversion rate of $3.05 per share. The note matures on January 11, 2014. No interest payments were made in 2011. As of December 31, 2011, the principal amount and accrued and unpaid interest outstanding on the note were $221,895 and $42,597, respectively. The note is guaranteed by Dr. Niihara.

Dr. Niihara, our Chief Executive Officer, made loans to Emmaus on January 12, 2009 and April 23, 2009 in the aggregate principal amounts of $350,000 and $80,000, respectively. We repaid the April 23, 2009 loan, which bore interest at 6.5% per annum and was due on demand by Dr. Niihara, in June 2011. The January 12, 2009 loan, which is due on demand by Dr. Niihara, accrues interest at 6.5% per annum with interest only payments due monthly. Dr. Niihara made a loan of $100,000 to the Company on June 21, 2011, which bears interest at 8% per annum. The loan is not convertible and is due on demand. As of December 31, 2011, the principal amount and accrued but unpaid interest outstanding on the January 12, 2009 note were $350,000 and $1,327, respectively. The Company repaid $70,000 of the principal amount of the June 21, 2011 note on August 29, 2011 and as of December 31, 2011, the principal amount and accrued but unpaid interest outstanding on such note were $30,000 and $73, respectively. During the years ended December 31, 2011, 2010 and 2009, we made interest payments of $22,750, $22,750 and $20,853, respectively, on the January 12, 2009 note. During the years ended December 31, 2011, 2010 and 2009, we made interest payments of $2,311, $5,200 and $3,467, respectively, on the April 23, 2009 note. During the year ended December 31, 2011, we made an interest payment of $2,293 on the June 21, 2011 note.

Hope International Hospice, Inc., of which Dr. Niihara is the Chief Executive Officer, made a $200,000 loan to Emmaus on January 12, 2011. The loan, which has a term of two years, bears interest at a rate of 8% per annum. Interest only payments are due quarterly. As of December 31, 2011, the principal amount and accrued and unpaid interest outstanding on the note were $200,000 and $3,600, respectively. During the year ended December 31, 2011, the Company made interest payments of $12,000.

On January 12, 2011, Willis C. Lee made a two-year loan to Emmaus in the amount of $100,000. The loan bears interest at a rate of 8% per annum. Interest only payments are due quarterly. The loan was repaid in full in June 2011 together with outstanding interest of $3,156.

On June 28, 2011, Yasushi Nagasaki, our Chief Financial Officer, made a one-year loan to the Company in the amount of $360,000. The loan bears interest at 8% per annum. The principal and any unpaid accrued interest is convertible into shares of our common stock at a conversion rate of $3.60 per share. In connection with the issuance of the note, we issued Mr. Nagasaki a three-year warrant to purchase 25,000 shares of our common stock at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. No interest payments were made during the year ended December 31, 2011. As of December 31, 2011, the principal amount and accrued and unpaid interest outstanding on the note were $360,000 and $14,800, respectively.

On July 7, 2011 and July 11, 2011, Yoko Hagiike, a stockholder of the Company, made loans to the Company in the aggregate principal amount of $600,000, which loans are evidenced by a promissory note. Each loan bore interest at 10% per annum and were due upon demand by the lender. The Company repaid each of the loans on September 7, 2011, together with $10,000 in interest and neither loan is currently outstanding.

On September 7, 2011, Sumiko Fujisawa, a stockholder of the Company, made loan to the Company in the principal amount of $30,000, which loan is evidenced by a promissory note. The loan has a term of one year, however, the lender may demand repayment of the note at any time after the three month anniversary of the loan date. The loan bears interest at 8% per annum. The principal and any unpaid accrued interest is convertible into shares of our common stock at a conversion rate of $3.60 per share. In connection with the issuance of the notes, we issued Ms. Fujisawa three-year warrants to purchase 2,083 shares of our common stock at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. No interest payments were made on the note during the year ended December 31, 2011. During As of December 31, 2011, the principal amount and accrued and unpaid interest outstanding on the note were $30,000 and $773, respectively.

On September 7, 2011, Hideki & Eiko Uehara, a stockholder of the Company, made a loan to the Company in the principal amount of $30,000, which loan is evidenced by a promissory note. The loan has a term of one year, however, the lender may demand repayment of the note at any time after the three month anniversary of the loan date. The loan bears interest at 8% per annum. The principal and any unpaid accrued interest is convertible into shares of our common stock at a conversion rate of $3.60 per share. In connection with the issuance of the notes, we issued Hideki & Eiko Uehara three-year warrants to purchase 2,083 shares of our common stock at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. No interest payments were made on the note during the year ended December 31, 2011. As of December 31, 2011, the principal amount and accrued and unpaid interest outstanding on the note were $30,000 and $773, respectively.

On September 29, 2011 and October 3, 2011, the Shitabata Family Trust, a stockholder of the Company, made loans to the Company in the principal amounts of $450,000 and $1,050,000, respectively, which loans are evidenced by promissory notes. The loans have a term of one year; however, the lender may demand repayment of the notes at any time after the three month anniversary of the respective loan dates. The loans bear interest at 8% per annum. The principal and any unpaid accrued interest is convertible into shares of our common stock at a conversion rate of $3.60 per share. In connection with the issuance of the notes, we issued the Shitabata Family Trust three-year warrants to purchase an aggregate of 208,334 shares of our common stock at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. No interest payments were made on the note during the year ended December 31, 2011. As of December 31, 2011, the principal amount and accrued and unpaid interest outstanding on the September 2011 note were $450,000 and $9,400, respectively. As of December 31, 2011, the principal amount and accrued and unpaid interest outstanding on the October 2011 note were $1,050,000 and $21,000, respectively.

On October 5, 2011, Willis Lee, an officer of the Company, made a loan to the Company in the principal amount of $128,002, which loan is evidenced by a promissory note payable to MLPF&S Cust. FBO Willis C. Lee. The loan has a term of one year, however, the lender may demand repayment of the note at any time after the three month anniversary of the loan date. The loan bears interest at 8% per annum. The principal and any unpaid accrued interest is convertible into shares of our common stock at a conversion rate of $3.60 per share. In connection with the issuance of the note, we issued MLPF&S Cust. FBO Willis C. Lee three-year warrants to purchase 35,556 shares of our common stock at a per share exercise price equal to $1.00. No interest payments were made on the note during the year ended December 31, 2011. As of December 31, 2011, the principal amount and accrued and unpaid interest outstanding on the note was $128,002 and $2,503, respectively.

On January 17, 2012, Hope International Hospice, Inc., of which Dr. Niihara is the Chief Executive Officer, made a loan to the Company in the principal amount of $200,000, which loan is evidenced by a promissory note. The lender may demand repayment of the note at any time. The loan bears interest at 8% per annum. In connection with the issuance of the notes, we issued to Hope International Hospice, Inc. three-year warrants to purchase 55,556 shares of our common stock at a per share exercise price equal to $1.00. As of March 20, 2012, the principal amount and accrued and unpaid interest outstanding on the note was $200,000 and $2,844, respectively.

On February 10, 2012, Lan Tran, an officer of the Company, made a loan to the Company in the principal amount of $205,000, which loan is evidenced by a promissory note. The loan has a term of two years, however, the lender may demand repayment of the note at any time. The loan bears interest at 11% per annum. In connection with the issuance of the notes, we issued to Lan Tran three-year warrants to purchase 56,945 shares of our common stock at a per share exercise price equal to $1.00. As of March 20, 2012, the principal amount and accrued and unpaid interest outstanding on the note was $205,000 and $2,506, respectively.

On February 10, 2012, Tracey Doi, a Director of the Company, made a loan to the Company in the principal amount of $108,000, which loan is evidenced by a promissory note payable to Tracey and Mark Doi. The loan has a term of one year. The loan bears interest at 8% per annum. The principal and any unpaid accrued interest is convertible into shares of our common stock at a conversion rate of $3.60 per share. In connection with the issuance of the note, we issued Tracey and Mark Doi three-year warrants to purchase 30,000 shares of our common stock at a per share exercise price equal to $1.00. As of March 20, 2012, the principal amount and accrued and unpaid interest outstanding on the note was $108,000 and $960, respectively.

On February 15, 2012, Hideki & Eiko Uehara, a stockholder of the Company, made a loan to the Company in the principal amount of $133,333, which loan is evidenced by a promissory note. The loan has a term of two years, however, the lender may demand repayment of the note at any time. The loan bears interest at 11% per annum. In connection with the issuance of the notes, we issued Hideki & Eiko Uehara three-year warrants to purchase 37,037 shares of our common stock at a per share exercise price equal to $1.00. As of March 20, 2012, the principal amount and accrued and unpaid interest outstanding on the note were $133,333 and $1,426, respectively.

On February 15, 2012, Shigeru Matsuda, a stockholder of the Company, loaned Emmaus Medical an aggregate of $833,335, which loan is evidenced by a promissory note. The loan is due upon demand by the lender. The loan bears interest at 11% per annum. As of March 20, 2012, the principal amount and accrued and unpaid interest outstanding on the note were $833,335 and $8,912, respectively.

           The above loans were made to provide us with needed working capital.

Guarantee by Officers

As discussed above, on January 12, 2009, Emmaus Medical entered into a promissory note with Mr. Shigeru Matsuda for 20 million Japanese Yen, equivalent to $221,895. Dr. Niihara has provided a guarantee on the promissory note entered into with Mr. Matsuda.

On September 29, 2011 and October 3, 2011, Emmaus Medical entered into a promissory note with the Shitabata Family Trust for $450,000 and $1,050,000, respectively. Dr. Niihara and Mr. Lee have provided a guarantee on the promissory notes entered into with the Shitabata Family Trust.

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. We expect to adopt such a policy that will identify the types of transactions covered by such policy and the standards to be applied pursuant to such policy. We expect that the Nominating and Corporate Governance Committee will be responsible for applying such policy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by EFP Rotenberg LLP for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2011 and December 31, 2010 and fees billed or to be billed for other services rendered by EFP Rotenberg LLP during those periods.

	Year ended December 31,
	2011	2010

Audit Fees(1)	$42,500	$42,000
Audit-Related Fees	$45,930	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$88,430	$42,000

(1) These are fees for professional services performed by EFP Rotenberg LLP for the audit of our annual financial statements, review of our quarterly reports and review of our Registration Statement on Form S-1.
Pre-Approval Policy

The Audit Committee on an annual basis will review audit and non-audit services performed by the independent registered public accounting firm for such services. The audit committee pre-approves (i) auditing services (including those performed for purposes of providing comfort letters and statutory audits) and (ii) non-auditing services that exceed a de minimis standard established by the committee, which are rendered to the Company by its outside auditors (including fees).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Financial Statements: See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

2.  Financial Statement Schedule: See Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

3.  Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description
2.1
Merger Agreement dated as of April 21, 2011 by and among the registrant, AFH Merger Sub, Inc., AFH Holding and Advisory, LLC, and Emmaus Medical, Inc. (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011).

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 2008).
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 2008).
3.3
Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May 3, 2011 (incorporated by reference from Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

3.4
Certificate of Ownership and Merger effecting the name change to Emmaus Life Sciences, Inc. filed with the Delaware Secretary of State on September 14, 2011 (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2011).

4.1	Form of Warrant (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
4.2
Convertible Promissory Note (Cash Interest) dated March 14, 2011 (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

4.3
Form of Convertible Note (No Interest) entered into with the persons indicated in Schedule A attached to the Form of Convertible Note (incorporated by reference from Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

4.4
Convertible Promissory Note (2-5 Years) dated January 12, 2009 (incorporated by reference from Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

4.5
Convertible Promissory Note (Cash Interest) dated November 23, 2010 (incorporated by reference from Exhibit 4.5 to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

4.6
Convertible Promissory Note dated June 29, 2011 issued by the registrant to Yasushi Nagasaki (incorporated by reference from Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 11, 2011).

4.7
Loan Agreement dated June 9, 2011 by and between Emmaus Medical, Inc. and Equities First Holdings, LLC (incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011).

4.8
Pledge Agreement dated June 9, 2011 by and between Emmaus Medical, Inc. and Equities First Holdings, LLC (incorporated by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011).

4.9
Form of Convertible Promissory Note (1 Year Cash Interest) issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference from Exhibit 4.11 to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

4.9
Convertible Promissory Note dated July 11, 2011 issued by the registrant to Suh Yung Min (incorporated by reference from Exhibit 4.12 to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

4.10
Form of Convertible Promissory Note (On Demand Up to 1 Year) issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference from Exhibit 4.13 to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

4.11
Form of Warrant issued to the individuals listed in Schedule A thereto (incorporated by reference to Exhibit 4.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

4.12
Warrant dated August 31, 2011 issued by the registrant to Gregoire De Rothschild (incorporated by reference from Exhibit 4.15 to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

4.12(a)
Amendment No. 1 dated January 9, 2011 to Warrant dated August 31, 2011 issued by the registrant to Gregoire De Rothschild (incorporated by reference from Exhibit 4.15(a) to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 14, 2012).

4.13
Convertible Promissory Notes issued by the registrant to The Shitabata Family Trust on September 29, 2011 and October 3, 2011 (incorporated by reference to Exhibit 4.6 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

4.14
Convertible Promissory Note dated October 5, 2011 issued by the registrant to MLPF&S Cust. FBO Willis C. Lee (incorporated by reference from Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

4.15
Warrant dated October 5, 2011 issued to MLPF&S Cust. FBO Willis C. Lee (incorporated by reference to Exhibit 4.8 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

4.16
Warrant dated January 17, 2012 issued by the registrant to Hope International Hospice, Inc. (incorporated by reference from Exhibit 4.19 to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 14, 2012).

10.1
Share Cancellation Agreement dated as of April 21, 2011 by and between the registrant and AFH Holding and Advisory, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.2
Registration Rights Agreement dated as of May 3, 2011 by and among the registrant and the individuals listed on Schedule A thereto (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.3
Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.3(a)
Form of Incentive Stock Option Agreement (Time-based and Performance-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(a) to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.3(b)
Form of Incentive Stock Option Agreement (Time-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(b) to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.3(c)
Form of Non-Qualified Stock Option Agreement (Time-based and Performance-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(c) to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.3(d)
Form of Non-Qualified Stock Option Agreement (Time-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(d) to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.3(e)
Form of Restricted Stock Agreement (Time-based and Performance-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(e) to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.3(f)
Form of Restricted Stock Agreement (Time-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(f) to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.4
License Agreement dated as of March 7, 2001 by and between Harbor-UCLA Research and Education Institute and Orphan Drug International, L.L.C (i.e. Emmaus Medical, Inc.) and corresponding Addendum to the License Agreement entered into December 19, 2003 between Harbor-UCLA Research and Education Institute and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.5
Federal Supply Schedule Contract Award dated December 8, 2010 by and between the United States Department of Veterans Affairs and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.6
Office Lease, dated March 12, 2008, by and between Emmaus Medical, Inc. and 20655 S. Western Avenue, LLC (incorporated by reference from Exhibit 10.6 to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.7
Sublicense Agreement dated as of October 18, 2007 by and between Cato Holding Company and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.8
Assignment and Transfer Agreement dated as of February 1, 2011 by and among Cato Holding Company, Nutritional Restart Pharmaceutical Limited Partnership and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.9
Promotional Rights Agreement effective as of March 12, 2008 by and between Ares Trading S.A. and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.10
Joint Research and Development Agreement dated as of April 8, 2011 by and between Emmaus Medical, Inc. and CellSeed, Inc. (incorporated by reference from Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.10(a)
Addendum to the Joint Research and Development Agreement effective August 8, 2011 (incorporated by reference from Exhibit 10.10(a) to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

10.11
Individual Agreement dated as of April 8, 2011 by and between Emmaus Medical, Inc. and CellSeed, Inc. (incorporated by reference from Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.12
Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., MPH (incorporated by reference from Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.13
Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Willis C. Lee (incorporated by reference from Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.14
Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Lan T. Tran (incorporated by reference from Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.15
Employment Agreement dated as of April 8, 2011 by and between Emmaus Medical, Inc. and Yasushi Nagasaki (incorporated by reference from Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.16
Promissory Note dated as of January 12, 2009 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., MPH (incorporated by reference from Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.17
Promissory Note dated as of April 23, 2009 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., MPH (incorporated by reference from Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.18
Promissory Note dated as of January 12, 2011 by and between Emmaus Medical, Inc. and Willis C. Lee (incorporated by reference from Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.19
Promissory Note dated as of January 12, 2011 by and between Emmaus Medical, Inc. and Hope International Hospice, Inc. (incorporated by reference from Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.20
Form of Indemnification Agreement and List of Officers and Directors (incorporated by reference from Exhibit 10.20 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.21
Promissory Note dated as of April 29, 2009 by and between Emmaus Medical, Inc. and Daniel Kimbell (incorporated by reference from Exhibit 10.21 to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.22
Promissory Note dated as of May 11, 2009 by and between Emmaus Medical, Inc. and Daniel Kimbell (incorporated by reference from Exhibit 10.22 to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.23
Trademark Assignment dated as of February 14, 2011 by and between Cato Research Ltd. and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.23 to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.24
Letter of Intent by and between Ajinomoto Company and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.24 to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.25
Services Agreement dated as of March 16, 2004 by and between Emmaus Medical, Inc. and ClinDatrix, Inc. (incorporated by reference from Exhibit 10.25 to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 18, 2011).

10.26
Amended and Restated Letter of Intent by and between the registrant and AFH Holding & Advisory LLC dated September 30, 2011 (incorporated by reference from Exhibit 10.26 to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

10.27
Promissory Note dated June 21, 2011 issued by the registrant to Yutaka Niihara, M.D., MPH (incorporated by reference from Exhibit 10.28 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 11, 2011).

10.28
Form of Promissory Note issued to Yoko Hagiike issued on the dates and in the amounts indicated in Schedule A attached to the Form of Promissory Note (incorporated by reference from Exhibit 10.29 to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 6, 2011).

10.29
Promissory Note dated January 17, 2012 issued by the registrant to Hope International Hospice, Inc. (incorporated by reference from Exhibit 10.30 to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 14, 2012).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on February 14, 2012).

31.1	Certification Chief Executive Officer pursuant to itme 601 (b)(31) of Regulation S-K, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification Chief Financial Officer pursuant to itme 601 (b)(31) of Regulation S-K, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1**	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** This exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California, on March 30, 2012.

Emmaus Life Sciences, Inc.

By:	/s/ Yutaka Niihara
Name:	Yutaka Niihara, MD, MPH
Title:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yutaka Niihara	President and Chief Executive Officer (Principal	March 30, 2012
Yutaka Niihara, M.D., MPH	Executive Officer) and Director

Chief Financial Officer
/s/ Yasushi Nagasaki	(Principal Financial and Accounting	March 30, 2012
Yasushi Nagasaki	Officer)

/s/ Henry A. McKinnell, Jr.	Chairman of the Board	March 30, 2012
Dr. Henry A. McKinnell, Jr.

/s/ Willis C. Lee	Director	March 30, 2012
Willis C. Lee

Amir F. Heshmatpour	Director

/s/ Alfred E. Osborne, Jr.	Director	March 30, 2012
Dr. Alfred E. Osborne, Jr.

/s/ Tracey C. Doi	Director	March 30, 2012
Tracey C. Doi

/s/ Maurice J. DeWald	Director	March 30, 2012
Maurice J. DeWald

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Emmaus Life Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Emmaus Life Sciences, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. Emmaus Life Sciences, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emmaus Life Sciences, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (December 20, 2000) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 29, 2012

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Balance Sheets

	As of
	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$313,684	$258,676
Accounts receivable	17,996	21,746
Inventories	195,114	130,573
Marketable securities	-	1,674,386
Prepaid expenses and other current assets	62,774	11,479
Total current assets	589,568	2,096,860

PROPERTY AND EQUIPMENT, net	60,018	94,179

OTHER ASSETS
Marketable securities, long-term	1,387,153	-
Intangibles, net	-	134,880
Notes receivable	18,000	18,000
Deposits	427,572	348,408
Total other assets	1,832,725	501,288
Total Assets	$2,482,311	$2,692,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$756,714	$190,107
Due to related party	394,446	-
Dissenting stockholders payable	200,000	-
Notes payable	380,000	460,000
Convertible notes payable, net	1,846,010	246,889
Total current liabilities	3,577,170	896,996

LONG-TERM LIABILITIES
Notes payable	1,041,728	-
Convertible notes payable	838,492	184,030
Total long-term liabilities	1,880,220	184,030
Total Liabilities	5,457,390	1,081,026

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 24,393,461, (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) and 20,365,053 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively.	24,394	20,365
Additional paid-in capital	18,332,508	13,799,999
Accumulated other comprehensive income	252,413	542,573
Deficit accumulated during the development stage	(21,584,394)	(12,751,636)
Total Stockholders’ Equity (Deficit)	(2,975,079)	1,611,301
Total Liabilities & Stockholders’ Equity (Deficit)	$2,482,311	$2,692,327

The accompanying notes are an integral part of these financial statements.

Emmaus LIFE SCIENCES, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Year Ended December 31,		From December 20, 2000 (date of inception) to December 31,
	2011	2010	2011

SALES	$339,156	$168,964	$713,655
SALES RETURN & ALLOWANCE	(2,182)	(30,230)	(32,539)
REVENUES	336,974	$138,734	681,116

COST OF GOODS SOLD
Cost of goods sold	132,104	99,373	358,138
Scrapped inventory	-	235,537	235,537
Total cost of goods sold	132,104	334,910	593,675
GROSS PROFIT (LOSS)	204,870	(196,176)	87,441

OPERATING EXPENSES
Research and development	1,552,205	1,062,031	6,451,857
Selling	696,758	656,200	2,498,966
General and administrative	5,047,886	1,817,728	10,660,626
Transaction costs	788,893	-	788,893
	8,085,742	3,535,959	20,400,342

LOSS FROM OPERATIONS	(7,880,872)	(3,732,135)	(20,312,901)

OTHER INCOME (EXPENSE)
Interest income	30,493	39,005	115,727
Interest expense	(979,170)	(59,936)	(1,369,163)
	(948,677)	(20,931)	(1,253,436)

LOSS BEFORE INCOME TAXES	(8,829,549)	(3,753,066)	(21,566,337)

INCOME TAXES	3,209	4,304	18,057

NET LOSS	(8,832,758)	(3,757,370)	(21,584,394)

OTHER INCOME (LOSS)
Unrealized holding gain (loss) on securities available-for-sale, net of tax	(287,233)	542,573	255,340
Unrealized foreign translation	(2,927)	-	(2,927)
COMPREHENSIVE LOSS	$(9,122,918)	$(3,214,797)	$(21,331,981)
NET LOSS PER COMMON SHARE	$(0.38)	$(0.19)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,068,206	19,661,306

The accompanying notes are an integral part of these financial statements

Emmaus Life Sciences, inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to December 31, 2011

	Common stock – par value $0.001			Accumulated	Deficit
	per share, 100,000,000 shares		Additional	Other	Accumulated
	authorized		Paid-in	Comprehensive	during
	Shares	Common stock	Capital	income	Development Stage	Total

Balance, December 31, 2000 (1) (2)	12,531,125	$12,531	$(2,931)	—	$—	$9,600

Net loss	—	—	—	—	(21,942)	(21,942)

Balance, December 31, 2001	12,531,125	12,531	(2,931)	—	(21,942)	(12,342)

Net loss	—	—	—	—	(12,464)	(12,464)

Balance, December 31, 2002	12,531,125	12,531	(2,931)	—	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital	—	—	(34,406)	—	34,406	—

Common stock issued	737,125	737	249,263	—	—	250,000
						-
Net loss	—	—	—	—	(97,481)	(97,481)

Balance, December 31, 2003	13,268,250	13,268	211,926	—	(97,481)	127,713

(1) Reflects recapitalization of members’ equity into (425,000 pre-merger) 12,531,125 shares of common stock of Emmaus Medical, Inc.

(2) The stockholders’ equity has been recapitalized to give effect to the share exchanged by existing stockholders pursuant to the merger agreement dated April 21, 2011, more fully discussed in the Recapitalization and change in legal status of entity footnotes to these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to December 31, 2011 (Continued)

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

Emmaus Life Sciences, Inc
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to December 31, 2011 (Continued)

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

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

for the period from December 20, 2000 (Inception) to December 31, 2011

					Deficit
	Common stock — par value			Accumulated	Accumulated
	$0.001 per share, 100,000,000		Additional	Other	during
	shares authorized		Paid-in	Comprehensive	Development
	Shares	Common stock	Capital	income	Stage	Total

Balance, December 31, 2010	20,365,053	$20,365	$13,799,999	$542,573	$(12,751,636)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	1,153,402	—	—	1,153,674
Conversion of notes payable to common stock	36,514	37	109,993	—	—	110,030
Shares issued to existing shell stockholders in the reorganization	3,750,000	3,750	(3,750)	—	—	—
Shares issued for stock option exercised	11,794	12	35,960	—	—	35,972
Proceeds from exercise of warrants	4,718	5	14,395	—	—	14,400
Stock options vested	—	—	35,196	—	—	35,196
Cashless exercise of warrants	413	—	—	—	—	—
Common stock repurchased and cancelled from dissenting stockholders	(47,178)	(47)	(199,953)	—	—	(200,000)
Warrants issued as a payment of consulting fee	—	—	1,053,150	—	—	1,053,150
Warrants issued in conjunction with convertible note (367,226)	—	—	864,773	—	—	864,773
Impact of beneficial conversion feature	—	—	1,469,343	—	—	1,469,343
Unrealized gain on securities	—	—	—	(287,233)	—	(287,233)
Foreign Currency Translation effect	—	—	—	(2,927)	—	(2,927)
Net loss	—	—	—	—	(8,832,758)	(8,832,758)

Balance, December 31, 2011	24,393,461	$24,394	$18,332,508	$252,413	$(21,584,394)	$(2,975,079)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statement of Cash Flows

	Year ended December 31,		From December 20, 2000 (date of inception) to December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,832,758)	$(3,757,370)	$(21,584,394)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	170,271	280,032	877,019
Cost of scrapped inventory written off	-	235,537	235,537
Fair value of warrants issued for services	1,053,150	-	1,053,150
Interest expense accrued from discount of convertible note	776,084	-	776,084
Share-based compensation	35,196	-	35,196
Net changes in operating assets and liabilities, net of acquisition
Accounts receivable	3,750	(9,833)	(24,102)
Inventory	(64,541)	(134,203)	(426,641)
Prepaid expenses and other current assets	(51,295)	1,503	(80,774)

Deposits	(79,164)	(296,907)	(376,936)
Accounts payable and accrued expenses	566,607	(34,265)	696,576
Due to related party	394,446	-	394,446
Net cash flows used in operating activities	(6,028,254)	(3,715,506)	(18,424,839)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	-	-	(750,000)
Purchases of marketable securities	-	-	(1,131,813)
Purchases of property and equipment	(1,171)	(5,720)	(186,978)
Net cash flows used in investing activities	(1,171)	(5,720)	(2,068,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	-	-	299,500
Repayment of line of credit	-	-	(299,500)
Proceeds from notes payable issued	1,841,728	-	2,584,191
Payments of notes payable	(880,000)	(35,576)	(915,576)
Proceeds from convertible notes payable issued	3,921,645	1,490,030	5,411,675
Proceeds from issuance of common stock	1,204,046	2,124,294	13,718,410
Net cash flows from financing activities	6,087,419	3,578,748	20,798,700
Effect of exchange rate changes on cash	(2,986)	-	(2,986)

Net increase/decrease in cash and cash equivalents	55,008	(142,478)	302,084

Cash and cash equivalents, beginning of period	258,676	389,554	-
Cash acquired	-	11,600	11,600
Cash and cash equivalents, end of period	$313,684	$258,676	$313,684
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$63,284	$59,936	$453,277
Income taxes paid	$3,209	$4,304	$18,057
Non-cash financing activities:
Conversion of notes payable to common stock	$110,030	$1,306,000	$1,416,030

The accompanying notes are an integral part of these financial statements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Going concern – The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the year ended December 31, 2011 totaling $8,832,758 as well as accumulated deficit since inception amounting to $21,584,394. Further the Company appears to have inadequate cash and cash equivalents of $313,684 as of December 31, 2011 considering that revenues from operations since inception totaled only $713,655. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

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

Principles of consolidation – The financial statements include the accounts of the Company (and its wholly-owned subsidiary, Emmaus Medical, Inc., and its wholly-owned subsidiaries, Newfield Nutrition Corporation, Emmaus Medical Japan, Inc (“EM Japan”) and Emmaus Medical Europe Ltd. All significant intercompany transactions have been eliminated.

Development stage company – The Company is a development stage company as defined in accounting principles generally accepted in the United States of America. The Company is considered a development stage company because it devotes substantially all of its time to research and development for potential pharmaceutical products and to establish its business and operations. The minimal sales for the period from inception to December 31, 2011 are from NutreStore and the products of its wholly owned subsidiary Newfield Nutrition Corporation which is not considered to be a part of its principal operations.

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

Inventories – Inventories as of December 31, 2011 consisted of 99% finished goods and 1% work-in-process and are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-Glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the purchases during the years ended December 31, 2011 and 2010 were from two vendors. Purchases from the two vendors amounted to 90% and 10% and 36% and 64% of total purchases during the years ended December 31, 2011 and 2010, respectively.

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

The Company estimates its sales return based upon its prior sales and return history. Historically, sales returns have been very nominal. The extraordinary sales returns in the year ended December 31, 2010 were all related to the same batch of NutreStore® product produced in 2008 that expired. The expiry date of the NutreStore product was two years after the date of manufacture but was changed by the Company and is currently four years after the date of manufacture. All products sold in 2009 were part of the batch that had a two year expiry period and expired in 2010. All products produced in 2010 and sold from 2010 through 2011 have an expiry date of 2014 and the Company anticipates that the product will be consumed before expiration and not returned. The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience. As of December 31, 2011, the Company recorded a 5% Sales Return Allowance for the NutreStore sales in the accompanying financial statements.

The Company is currently required to pay royalties to CATO Holding Company on an annual basis, which is recognized as an expense upon sale of the products.

Allowance for doubtful accounts – The Company provides an allowance for uncollectible accounts based upon prior experience and management’s assessment of the collectability of existing specific accounts.

Advertising cost – Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2011 and 2010 were $104,168 and $52,371, respectively. Advertising costs from inception to December 31, 2011 were approximately $244,168.

Property and equipment – Leaseholds, furniture, and fixtures are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

Intangibles – The Company’s intangible assets include license issue fees and patent costs relating to a license agreement (Note 4). These intangible assets are amortized over a period of 3 years, the estimated legal life of the patents and economic life of the License Agreement. The intangible assets are assessed by management, annually, for potential impairment. No impairment exists as of December 31.

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

Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at December 31, 2011 and 2010.

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

Share-based compensation – The Company recognizes compensation cost for share-based compensation awards during the service term of the recipients of the share-based awards. The fair value of share-based is calculated using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is derived from historical data on awards exercised and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate on the grant date that corresponds to the expected term of the award. The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies. These factors could change, affecting the determination of stock-based awards expense in future periods.

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2011, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit. The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

As of December 31, 2011, all federal tax returns since 2008 and state tax returns since 2007 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

Comprehensive income (loss) – Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The items of other comprehensive income (loss) for the Company are unrealized gains and losses on securities classified as available-for-sale and unrealized foreign translation effects from its subsidiaries. When the Company realizes a gain or loss on available-for-sale securities for which an unrealized gain or loss was previously recognized, a corresponding reclassification adjustment is made to remove the unrealized gain or loss from other comprehensive income and reflect the realized gain or loss in current operations.

Marketable securities – Investment securities as of December 31, 2011 and 2010 are classified as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 147,100 shares of CellSeed stocks acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed’s IPO (symbol 7776) was completed on March 16, 2010. As of December 31, 2011 and 2010, the closing price per share was 730 Yen and 921 Yen, respectively. Historical JASDEQ closing price can be found from http://www.bloomberg.com/apps/quote?ticker=7776:JP. The Company’s security position in CellSeed is many times the average daily trading volume of the stock on the JASDAQ exchange. Any attempt to sell the Company’s position in a short period of time may have an adverse impact on the price of the stock. During the year ended December 31, 2011, the Company granted a security interest in 100% of its CellSeed securities to lenders as discussed in Note 6.

As of December 31, 2011, 100% of the investment in CellSeed is classified as a long term asset in the accompanying balance sheet as the investment is assigned as collateral on certain borrowings.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities are determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at December 31, 2011. The fair value of the Company’s debt instruments are not materially different from their carrying values as presented. The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

Net loss per share – In accordance with FASB ASC Topic 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2011 and 2010, there were 2,443,983 and 463,661 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2011-05, “Presentation of Comprehensive Income,” was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011. Comprehensive income includes certain items that are recognized as “other comprehensive income” (“OCI”) and are excluded from net income. Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges. Under the provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. An existing option to present the components of OCI as part of the statement of changes in stockholders’ equity is being eliminated. The Company is evaluating the preferable format for presentation of its other comprehensive income upon the effective date of the standard.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2011	December 31, 2010
Equipment	$111,655	$110,484
Leasehold improvements	23,054	23,054
Furniture and fixtures	52,269	52,269
	186,978	185,807
Less: accumulated depreciation	(126,960)	(91,628)
	$60,018	$94,179

During the years ended December 31, 2011 and 2010, the depreciation expense was $35,332 and $26,080, respectively. Depreciation expense from inception to December 31, 2011 was $126,960.

NOTE 4 – INTANGIBLE ASSETS

The Company is licensed to market and sell NutreStore® [L-glutamine powder for oral solution] as a treatment for short bowel syndrome (“SBS”). The Company previously promoted Zorbtive® [somatropin (rDNA origin) for injection] prior to July 31, 2011. Subsequent to July 31, 2011, the Company has not promoted Zorbtive.

Intangible assets consisted of the following at:

	December 31, 2011	December 31, 2010
License fees and patent filing costs	$750,000	$750,000
Less: accumulated amortization	(750,000)	(615,120)
	$-	$134,880

During the years ended December 31, 2011 and 2010, the amortization expense was $134,880 and $253,952, respectively. Amortization expense from inception to December 31, 2011 was $750,000.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

Accounts payable	December 31, 2011	December 31, 2010
CRO expenses	$237,202	$129,580
Public relations expenses	40,862	10,362
Miscellaneous vendors	221,265	50,165
Subtotal	499,329	190,107
Accrued expenses (Interest accrued for Convertible Notes)	96,719	-
Accrued expenses (Deferred salary)	160,666	-
Total accounts payable and accrued expenses	$756,714	$190,107

There are no amounts due to related parties included in accounts payable. However, accrued expenses include accrued interest for the Convertible Notes issued to related parties. Amounts due to related parties have been separately presented on the balance sheet.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at:

	Original Principal Loan Amount December 31, 2011	Discount Amount December 31, 2011	Carrying Amount December 31, 2011	December 31, 2010
Note payable to a stockholder, due on demand, interest payable monthly at 6.5% per annum.
*Yutaka Niihara – Note 1	350,000	-	350,000	350,000
*Yutaka Niihara – Note 2	-	-	-	80,000
Daniel Kimbell – Note 1	-	-	-	20,000
Daniel Kimbell – Note 2	-	-	-	10,000

Note payable to a stockholder, due on demand, interest payable monthly at 8% per annum.
*Yutaka Niihara – Note 3	30,000	-	30,000	-

Note Payable to related parties, due 2013, interest payable quarterly at 8% per annum
**Hope International Hospice, Inc.	200,000	-	200,000	-

Note Payable to a financial institution, due in 2014, interest payable quarterly at 4.5% per annum.	841,728	-	841,728	-

Convertible note payable to related party, due 2012, interest payable annually at 8% per annum
*Yasushi Nagasaki	360,000	87,733	272,267	-

Convertible note payable, due 2012, interest payable annually at 8% per annum	1,293,400	397,476	895,924	-

***Convertible note payable, due 2012, interest payable annually at 8% per annum	1,750,642	1,072,823	677,819	-

Convertible notes payable to stockholders, due 2015, 0% interest payable.	72,000	-	72,000	132,030

Convertible note payable to stockholder, originally due in 2011 but extended by the Lender until 2014, interest payable monthly at 6.5% per annum****	264,492	-	264,492	246,889

Convertible note payable to a bank, due in 2016, interest payable monthly at 10% per annum, beginning January 2012.	500,000	-	500,000	-

Convertible notes payable to stockholders, due in 2015, interest payable monthly at 6% per annum.	2,000	-	2,000	52,000
	5,664,262	1,558,032	4,106,230	890,919

Amount due in one year	(3,784,042)		(2,226,010)	(706,889)

Long term portion of notes payable	$1,880,220		$1,880,220	$184,030

*Officers of the company
**Dr. Niihara is also the CEO of Hope International Hospice, Inc.
*** Related Party
****Original loan amount was $221,895 and accrued interest of $42,597 was added to the principal amount.

During the year ended December 31, 2011, the Company granted a security interest in 100% of its CellSeed securities to lenders as discussed in Note 6.

During the year ended December 31, 2011, notes payable in the amount of $838,492 and $3,404,042 were convertible, at option of the lender, into shares of the Company’s common stock at $3.05 and $3.60 per share, respectively. During the year ended December 31, 2011, notes payable in the amount of $110,030 were converted to common stock at a conversion price of $3.05 per share.

During the year ended December 31, 2011, the Company issued a convertible note in the amount of $500,000 which bears interest at 10% per annum beginning on January 1, 2012. The note is convertible, at the lender’s option until one month after the Company’s shares of common stock are traded on NASDAQ, into common stock of the Company at a conversion price of $3.05 per share. The note matures on March 14, 2016. Immediately upon conversion of this note, the lender will receive, without any consideration, warrants to acquire such number of shares of common stock of the Company equal to 25% of the number of shares received upon the conversion of the note. The warrants will have an exercise price of $3.05 per share. These warrants will be exercisable by giving written notice to the Company. As security for the obligations under the note, the Company granted to the lender a security interest in 50% of the Company’s investment in marketable securities as specified in an agreement with the lender.

In addition, the Company issued convertible notes in the aggregate principal amount of $3,404,042 during the year ended December 31, 2011. All notes will mature in 2012 and bear interest at 8% per annum. The principal amount and any unpaid interest due under the notes are convertible into shares of the Company’s common stock at $3.60 per share at the lender’s option. The lenders also received warrants to purchase 331,670 shares of common stock with an exercise price equal to 75% of the fair market value of the Company’s common stock on the date prior to exercise. The Company recorded a discount on the convertible debt based on the value of warrants granted in the note agreement and a beneficial conversion feature. $864,773 was allocated to the warrants and $1,469,343 was allocated to the beneficial conversion feature.

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

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock – During the year ended December 31, 2011, the Company issued a total of 24,393,461 shares of its common stock, which includes 20,628,305 shares issued to the former stockholders of Emmaus Medical pursuant to the Merger Agreement (excluding the 47,178 shares held by stockholders who exercised dissenter’s right in connection with the Merger), and 15,156 shares issued upon the exercise of warrants and options. As discussed in Note 2, in connection with the closing of the Merger, stockholders of the Company prior to the Merger cancelled an aggregate of 1,827,750 shares of common stock owned by them such that they held an aggregate of 3,750,000 shares of common stock upon the closing of the Merger. Pursuant to the Merger Agreement on May 3, 2011, four stockholders of Emmaus Medical exercised their dissenter’s rights and returned 47,178 shares for $200,000, which was outstanding as of December 31, 2011. The shares were cancelled as of May 3, 2011, the closing date of the Merger.

Stock warrants – During the year ended December 31, 2011, the Company issued warrants to purchase an aggregate of 302,918 shares of common stock at an exercise price of $3.05 per shares to the former warrant holders of Emmaus Medical upon the closing of the Merger. From the closing of the Merger through December 31, 2011, the Company issued warrants in connection with the issuance of convertible notes to purchase an aggregate of 331,670 shares of common stock at a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise. During this period, the Company also issued warrants to purchase a total of 311,038 shares of common stock at an exercise price of $1.00 per share. 275,482 warrants were issued to a consultant in lieu of a financial consulting fee and 35,556 warrants were issued in connection with the issuance of convertible note. During the year ended December 31, 2011 after the Merger, the Company issued 3,362 shares of common stock upon the exercise of warrants issued pursuant to the Merger.

A summary of outstanding warrants as of December 31, 2011 is presented below.

Year ended December 31, 2011
Warrants outstanding, beginning of period	298,789
Granted	648,605
Exercised	(5,131)
Cancelled, forfeited and expired	(1,061)
Warrants outstanding, end of period	941,202

	Outstanding			Exercisable
Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
During 2011
$1.00	311,038	3	$1.00	311,038	$1.00

75% of FMV	331,670	3	75% of FMV	331,670	75% of FMV

$3.05	5,897	5	$3.05	5,897	$3.05

During 2010
$3.05	197,146	4.56	$3.05	197,146	$3.05

During 2009
$3.05	95,450	3.99	$3.05	95,450	$3.05

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

The risk–free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options. The expected life of options used was based on the contractual life of the option granted.

The Company had 11,795 options outstanding held by directors of the Company exercisable at $3.05 per share as of December 31, 2011, all of which were vested as of December 31, 2011 and are exercisable through 2015. During the year ended December 31, 2011, the Company issued stock options to purchase an aggregate of 61,000 shares of common stock at an exercise price of $3.60 per shares to the Board of Directors, all of which will be vested on December 19, 2012. The Company recognized $35,196 of compensation expense for the year ended December 31, 2011.

Registration Rights – In connection with the consummation of the Merger, the Company entered into the Registration Rights Agreement for the benefit of certain pre-Merger Company stockholders. Pursuant to the Registration Rights Agreement, the such stockholders have certain “piggyback” registration rights on registration statements filed after the Merger is consummated other than registration statements (i) filed in connection with any employee stock option or other benefit plan, (ii) for an exchange offer or offering of securities solely to the Company’s existing stockholders, (iii) for an offering of debt that is convertible into equity securities of the Company; (iv) for a dividend reinvestment plan or (v) for an offering of equity securities of the Company underwritten by Aegis Capital Corp. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes consists of the following for the year ended December 31:

		2011	2010
Current	U.S.	$1,997	$4,304
	International	1,212	-

Deferred	U.S.	-	-
	International	-	-
		$3,209	$4,304

The Company maintains a deferred tax asset in the amount of the deferred tax liability for the unrealized holding gain on its available-for-sale securities. A valuation allowance for the remaining amount of the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Deferred tax assets consist of the following as of December 31, 2011 and 2010:

	2011	2010
Net operating loss carryforward	$5,800,000	$4,412,000
General business tax credit	2,035,893	728,000
Charitable contribution	128,601	-
Accrued expenses	42,256	-
Other	6,804	-
	8,013,554	5,140,000
Valuation allowance	(7,911,418)	(4,922,971)
	$102,136	$217,029

Deferred tax liabilities consist of the following as of December 31, 2011 and 2010:

	2011	2010
Unrealized appreciation on available-for-sale securities	$102,136	$217,029

During 2011 and 2010, the valuation allowance increased by $2,988,447 and $1,344,971, respectively.

As of December 31, 2011 and 2010, the Company had net operating loss carryforwards (“NOL”) for federal and state reporting purposes of approximately $14,500,000 and $11,000,000, and $13,900,000 and $8,400,000 respectively, which expire in various years through 2031. The Federal and state tax codes provide for restrictive limitations on the annual utilization of NOLs to offset taxable income when the stock ownership of a company significantly changes, as defined. As of December 31, 2011 and 2010, the Company has general business tax credits of $2,035,893 and $728,000, respectively, for federal tax purposes. The tax credits are available to offset future tax liabilities, if any, through 2020.

The income tax provision differs from that computed using the statutory federal tax rate of 34%, due to the following:

	2011	2010
Tax benefit at statutory federal rate	$(2,947,420)	$(1,277,506)
State taxes, net of federal tax benefit	(235,764)	(219,220)
Increase (decrease) in valuation allowance	2,908,447	1,344,971
Other	28,985	-
Nondeductible expense – Professional fees	960,061	156,059
Nondeductible interest	332,918	-
General business tax credit	(1,044,018)	-
	$3,209	$4,304

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Distribution contract – Cardinal Health Specialty Pharmacy Services is contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For its service, Emmaus Medical pays a monthly commercialization management fee of $5,000 with discount.

Operating leases – The Company leased its office space under an operating lease from an unrelated entity. The rent expense during the years ended December 31, 2011 and 2010 amounted to $142,960 and $97,701, respectively.

The Company leases its approximately 4,540 square foot headquarters offices in Torrance, CA, at a base rental of $4,994 per month plus $320 per month as its share of common area expenses. The lease will expire on May 31, 2012. In addition, the Company leases two office suites in Torrance, California at a base rent of $1,610 per month plus share of common area expenses of $90 per month, and at a base rent of $1,750 per month plus share of common area expenses of $90 per month. These leases will expire on August 19, 2013 and February 28, 2013, respectively. Approximately 490 square feet from one office and 1,079 square feet from the other office are currently subleased to an unaffiliated entity on a month to month basis. The Company does not expect to experience any difficulties in renewing its leases, or finding additional or replacement office and warehouse space, at its current or more favorable rates.

The Company also leases two office suites of approximately 512 square feet and 532 square feet, respectively, in Tokyo, Japan at a base rent of $1,678 per month each. These leases will expire on October 14, 2012 and September 15, 2013, respectively. We anticipate that the lease expiring on October 14, 2012 will be extended for another two years with the same terms.

Future minimum lease payments under the agreements are as follows:

2012	$105,127
2013	31,543
$136,670

Licensing agreement - On April 8, 2011, pursuant to a Research Agreement, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the Package (as defined in the Research Agreement) to the Company. Pursuant to the Individual Agreement, the Company agreed to pay $1.5 million to CellSeed within 30 days of CellSeed’s delivery of the Package to the Company and a royalty to be agreed upon by the parties. CellSeed may terminate these agreements with us if the Company is unable to make timely payments required under the agreements.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2011 an aggregate of $2,986,537 in the principal amount of promissory notes from certain stockholders and officers was outstanding. The debt is unsecured and carries interest rates from 0% to 8%. An aggregate of $338,492 and $2,110,642 in principal and unpaid accrued interest on the notes are convertible to into shares of common stock at $3.05 and $3.60 per share, respectively. Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum.

The Company has agreed to (i) pay AFH Holding and Advisory, LLC (“AFH Advisory”) $500,000 (the “Shell Cost”) to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger capitalization of the Company and to (ii) reimburse AFH Advisory for its advancement of expenses on behalf of the Company related to the Merger and a public offering (the “Reimbursable Costs,” and collectively with the Shell Cost, the “Transaction Costs”). These Transaction Costs have been recorded as an expense in the accompanying statement of operations in the period in which they were incurred. As of December 31, 2011, AFH Advisory had advanced an aggregate of $288,893 in Reimbursable Costs on the Company’s behalf. During the year ended December 31, 2011, the Company paid $288,893 in cash to AFH Advisory for the Reimbursable Costs and $105,554 of the Shell Cost, therefore, as of December 31, 2011, owed AFH Advisory an aggregate of $394,446 for the Shell Cost. The Company does not anticipate that any further Transaction Costs will be advanced by AFH Advisory.

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

If the arrangement with AFH Advisory is terminated based on mutual agreement of the parties or based on a breach by the Company, AFH Advisory will receive its Reimbursable Costs incurred as of the date of termination. If the arrangement with AFH Advisory is terminated (i) by either party (without being cured within 30 days) based on identification of information in the course of its due diligence investigation that it deems unsatisfactory, or if the parties are unable to agree to a valuation within 45 days following completion of satisfactory due diligence by an investment bank, or (ii) by the Company if an offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $10 million or based on a breach by AFH Advisory that is not cured within 30 days, then AFH Advisory will receive reimbursement for 50% of Reimbursable Costs actually incurred to the date of such termination. If a public offering can not be consummated with gross proceeds of at least $5 million, and the Company exercises its right to terminate the offering, the Company will reimburse AFH Advisory an amount equal to 50% of the of the Transaction Costs incurred as of the date of termination, and AFH Advisory, in its discretion, has the option to be paid any outstanding amounts at the time of termination in cash or to convert such amounts (or any portion thereof) into common stock at a conversion price equal to 75% of the per share price of the shares of common stock sold in the Company’s most recently completed private offering of common stock. In the event of termination by the Company because a public offering cannot be consummated to provide for minimum gross proceeds to the Company of at least $10 million, and if the Company enters into any transaction or a sale of all or substantially all of its assets within 12 months of such termination, AFH Advisory will be entitled to (i) 5% of its holdings (including holdings of certain others) of any securities received by the Company or the Company’s stockholders upon consummation of any business combination or other similar transaction; or (ii) cash or any other consideration it would have received as if it had a 5% ownership interest in the Company immediately prior to the closing of any such transaction.

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

NOTE 11 – NET LOSS PER SHARE

The “Net loss per share” is disclosed in Note 2 above. Following are the numerators and denominators for the net loss per share:

	2011	2010
Numerator for the net loss per share:
Net loss	$(8,832,758)	$(3,757,370)

Denominator for the net loss per share:
Weighted average shares	23,068,206	19,661,306

	$(0.38)	$(0.19)

NOTE 12 - COMMON STOCK TRANSACTIONS

The Company engaged in the following stock transactions for the period from inception (December 20, 2000) through December 31, 2011.

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Balance, December 31, 2000 (1) (2)		12,531,125	0.00	12,531	(2,931)	$—	$—	9,600

Net loss		—		—	—	—	(21,942)	(21,942)

Balance, December 31, 2001		12,531,125		12,531	(2,931)	—	(21,942)	(12,342)

Net loss		—		—	—	—	(12,464)	(12,464)

Balance, December 31, 2002		12,531,125		12,531	(2,931)	—	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital		—		—	(34,406)	—	34,406	—

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Common stock issued		737,125		737	249,263			250,000

	9/25/03	29,485	0.34	29	9,971			10,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	103,198	0.34	103	34,897			35,000
	9/25/03	58,970	0.34	59	19,941			20,000
	9/25/03	73,713	0.34	74	24,926			25,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/29/03	29,485	0.34	29	9,971			10,000
	9/30/03	176,910	0.34	177	59,823			60,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000

Net loss		—		—	—	—	(97,481)	(97,481)

Balance, December 31, 2003		13,268,250		13,268	211,926	—	(97,481)	127,713

Common stock issued		1,615,542		1,616	636,384			638,000

	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	6/22/04	88,455	0.34	88	29,912			30,000
	6/22/04	41,279	0.34	41	13,959			14,000
	4/24/04	73,713	0.34	74	24,997			25,000
	6/22/04	73,713	0.34	74	24,997			25,000
	7/6/04	16,217	0.34	16	5,484			5,500
	7/6/04	16,217	0.34	16	5,484			5,500
	9/21/04	88,455	0.06	88	4,912			5,000
	4/21/04	29,485	0.34	29	9,971			10,000
	6/22/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	12/28/05	44,228	2.03	44	89,998			90,000
	4/4/05	14,743	0.34	15	4,999			5,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

	1/31/05	14,743	2.03	15	29,999			30,000
	2/17/05	5,897	2.03	6	11,994			12,000
	2/24/05	2,949	2.03	3	5,997			6,000

Rounding		(240)

(Subscriptions Receivable) Collections					10,075			10,075

Net loss		—		—	—	—	(624,936)	(624,936)

Balance, December 31, 2004		14,883,792		14,884	858,385	—	(722,417)	150,852

Common stock issued		398,549		399	811,227			811,626

	1/31/05	49,151	2.03	49	99,951			100,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	10/21/05	29,485	2.03	29	59,971			60,000
	12/21/05	11,794	2.03	12	23,988			24,000
	7/2/07	4,953	2.04	5	10,075			10,080
	5/9/08	288,747	2.03	289	587,258			587,546
		—
Rounding		(326)			3
	9/21/05	2,949	2.03	3	5,997			6,000
(Subscriptions Receivable) Collections					(489,341)			(489,341)
Net loss		—		—	—	—	(668,091)	(668,091)

Balance, December 31, 2005		15,282,341		15,283	1,186,271	—	(1,390,508)	(188,954)

Common stock issued		523,388		523	824,517			1,062,460

	7/25/05	4,423	2.03	4	8,996			9,000
	12/16/05	14,743	2.03	15	29,985			30,000
	1/10/06	29,485	2.03	29	59,971			60,000
	1/6/06	14,743	2.03	15	29,985			30,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/5/06	29,485	2.03	29	59,971			60,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/6/06	4,924	2.03	5	9,995			10,000
	1/13/06	2,949	2.03	3	5,997			6,000
	2/28/06	2,949	2.03	3	5,997			6,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	8,846	2.03	9	17,991			18,000
	4/28/06	2,949	2.03	3	5,997			6,000
	5/1/06	2,949	2.03	3	5,997			6,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

	5/9/06	14,743	2.03	15	29,985			30,000
	5/1/06	14,743	2.03	15	29,985			30,000
	6/15/06	2,949	2.03	3	5,997			6,000
	9/29/06	2,949	2.03	3	5,997			6,000
	10/17/06	14,743	2.03	15	29,985			30,000
	10/13/06	14,743	2.03	15	29,985			30,000
	10/19/06	14,743	2.03	15	29,985			30,000
	11/10/06	7,371	2.03	7	14,993			15,000
	11/10/06	4,423	2.03	4	8,996			9,000
	11/10/06	29,485	2.03	29	59,971			60,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/6/06	5,897	2.03	6	11,994			12,000
	11/6/06	14,743	2.03	15	29,985			30,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/22/06	7,371	2.03	7	14,993			15,000
	12/1/06	29,485	2.03	29	59,971			60,000
	11/27/06	2,949	2.03	3	5,997			6,000
	12/6/06	9,848	2.03	10	20,030			20,040
	12/6/06	4,423	2.03	4	8,996			9,000
	12/6/06	7,371	2.03	7	14,993			15,000
	12/18/06	14,743	2.03	15	29,985			30,000
	1/24/07	14,743	2.03	15	29,985			30,000
	4/10/07	14,743	2.03	15	29,985			30,000
	5/31/07	2,949	2.03	3	5,997			6,000
	5/29/08	14,743	2.03	15	29,985			30,000
	5/29/08	14,743	2.03	15	29,985			30,000
	3/31/08	4,423	1.45	4	6,416			6,420
	3/10/08	2,949	2.03	3	5,997			6,000

Rounding					(5)			(5)
(Subscriptions Receivable) Collections					(237,415)			(237,415)

Net loss		—		—	—	—	(759,962)	(759,962)

Balance, December 31, 2006		15,805,729		15,806	2,010,788	—	(2,150,470)	(123,876)

Common stock issued		1,344,162		1,344	2,679,376			2,680,720

	2/5/07	4,423	2.03	4	8,996			9,000
	3/8/07	4,423	2.03	4	8,996			9,000
	4/26/07	14,743	2.03	15	29,985			30,000
	5/3/07	14,743	2.03	15	29,985			30,000
	5/8/07	5,897	2.03	6	11,994			12,000
	5/8/07	14,743	2.03	15	29,985			30,000
	5/8/07	14,743	2.03	15	29,985			30,000
	5/11/07	8,846	2.03	9	17,991			18,000
	5/11/07	4,423	2.03	4	8,996			9,000
	5/11/07	4,423	2.03	4	8,996			9,000
	5/14/07	9,730	2.03	10	19,790			19,800

Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
5/11/07	4,423	2.03	4	8,996			9,000
5/18/07	14,743	2.03	15	29,985			30,000
5/18/07	14,743	2.03	15	29,985			30,000
5/24/07	14,743	2.03	15	29,985			30,000
5/31/07	29,485	2.03	29	59,971			60,000
6/2/07	49,181	2.03	49	100,031			100,080
6/1/07	29,485	2.03	29	59,971			60,000
6/1/07	29,485	2.03	29	59,971			60,000
6/6/07	29,485	2.03	29	59,971			60,000
6/4/07	4,924	2.03	5	10,015			10,020
6/28/07	44,228	2.03	44	89,956			90,000
6/15/07	5,897	2.03	6	11,994			12,000
6/14/07	7,371	2.04	7	14,993			15,000
6/15/07	4,423	2.03	4	8,996			9,000
6/15/07	5,897	2.03	6	11,994			12,000
6/15/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/28/07	9,877	2.04	10	20,090			20,100
6/20/07	14,743	2.03	15	29,985			30,000
6/20/07	14,743	2.03	15	29,985			30,000
6/29/07	14,743	2.03	15	29,985			30,000
7/2/07	14,743	2.03	15	29,985			30,000
7/2/07	5,897	2.03	6	11,994			12,000
7/2/07	44,228	2.03	44	89,956			90,000
7/2/07	1,474	2.04	1	2,999			3,000
7/2/07	7,371	2.04	7	14,993			15,000
7/11/07	29,485	2.03	29	59,971			60,000
7/6/07	29,485	2.03	29	59,971			60,000
7/11/07	29,485	2.03	29	59,971			60,000
7/17/07	23,588	2.03	24	47,976			48,000
7/16/07	147,425	2.03	147	299,853			300,000
7/11/07	20,640	2.03	21	41,979			42,000
7/18/07	26,537	2.03	27	53,973			54,000
7/21/07	14,743	2.03	15	29,985			30,000
7/23/07	11,794	2.03	12	23,988			24,000
7/24/07	7,371	2.04	7	14,993			15,000
7/26/07	29,485	2.03	29	59,971			60,000
7/23/07	11,794	2.03	12	23,988			24,000
7/27/07	29,485	2.03	29	59,971			60,000
7/27/07	14,743	2.03	15	29,985			30,000
7/30/07	14,743	2.03	15	29,985			30,000
7/30/07	14,743	2.03	15	29,985			30,000
7/31/07	26,537	2.03	27	53,973			54,000
8/7/07	2,949	2.03	3	5,997			6,000
8/25/07	29,485	2.03	29	59,971			60,000
8/25/07	14,743	2.03	15	29,985			30,000
8/30/07	14,743	2.03	15	29,985			30,000
10/3/07	14,743	2.03	15	29,985			30,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	10/17/07	10,320	2.08	10	21,490			21,500
	11/5/07	32,434	2.03	32	65,968			66,000
	10/22/07	4,924	2.03	5	10,015			10,020
	11/28/07	14,743	2.03	15	29,985			30,000
	11/15/07	5,307	2.04	5	10,795			10,800
	11/15/07	5,307	2.04	5	10,795			10,800
	12/15/07	14,743	2.03	15	29,985			30,000
	12/5/07	29,485	0.17	29	4,971			5,000
	12/4/07	2,949	2.03	3	5,997			6,000
	12/4/07	2,949	2.03	3	5,997			6,000
	12/12/07	14,743	2.03	15	29,985			30,000
	12/18/07	14,743	2.03	15	29,985			30,000
	12/21/07	23,883	2.03	24	48,576			48,600
	12/26/07	2,949	2.03	3	5,997			6,000
	12/26/07	14,743	2.03	15	29,985			30,000
	12/28/07	14,743	2.03	15	29,985			30,000
	12/29/07	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					53,149			53,149
Rounding		10			(9)			(9)
Net loss		—		—	—	—	(1,282,212)	(1,282,212)

Balance, December 31, 2007		17,149,891	—	17,150	4,743,304	—	(3,432,682)	1,327,772

Common stock issued		1,226,959		1,227	2,495,493			2,496,720

	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/9/08	17,691	2.03	18	35,982			36,000
	1/9/08	29,485	2.03	29	59,971			60,000
	1/9/08	14,743	2.03	15	29,985			30,000
	1/10/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/15/08	147,425	2.03	147	299,853			300,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/18/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/22/08	14,743	2.03	15	29,985			30,000
	1/24/08	23,588	2.03	24	47,976			48,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/29/08	23,588	2.03	24	47,976			48,000
	1/28/08	14,743	2.03	15	29,985			30,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	1/30/08	14,743	2.03	15	29,985			30,000
	2/7/08	17,691	2.03	18	35,982			36,000
	2/1/08	14,743	2.03	15	29,985			30,000
	2/1/08	19,165	2.03	19	38,981			39,000
	2/7/08	73,713	2.03	74	149,926			150,000
	2/1/08	98,274	2.03	98	199,882			199,980
	2/25/08	14,743	2.03	15	29,985			30,000
	2/25/08	23,588	2.03	24	47,976			48,000
	2/27/08	98,303	2.03	98	199,942			200,040
	3/1/08	19,165	2.03	19	38,981			39,000
	3/1/08	29,485	2.03	29	59,971			60,000
	2/29/08	5,897	2.03	6	11,994			12,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/3/08	14,743	2.03	15	29,985			30,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/4/08	2,949	2.03	3	5,997			6,000
	3/4/08	10,320	2.03	10	20,990			21,000
	3/5/08	14,743	2.03	15	29,985			30,000
	3/13/08	14,743	2.03	15	29,985			30,000
	3/10/08	14,743	2.03	15	29,985			30,000
	3/31/08	590	2.03	1	1,199			1,200
	3/25/08	14,743	2.03	15	29,985			30,000
	3/31/08	14,743	2.03	15	29,985			30,000
	4/2/08	14,743	2.03	15	29,985			30,000
	4/2/08	5,160	2.03	5	10,495			10,500
	4/7/08	117,940	2.03	118	239,882			240,000
	4/11/08	29,485	2.03	29	59,971			60,000
	4/9/08	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					893,988			893,988
Rounding		12			(17)			(17)
Net loss		—		—	—	—	(2,993,777)	(2,993,777)

Balance, December 31, 2008		18,376,850		18,377	8,132,768	—	(6,426,459)	1,724,686

Common stock issued		854,446		854	2,238,072			2,349,940

	3/28/08	58,970	2.03	59	119,941			120,000
	3/31/08	5,897	2.03	6	11,994			12,000
	4/7/08	7,371	2.03	7	14,993			15,000
	1/12/09	19,165	2.03	19	38,981			39,000
	1/12/09	14,743	2.03	15	29,985			30,000
	1/12/09	24,590	2.03	25	49,975			50,000
	1/12/09	122,864	2.03	123	249,877			250,000
	3/30/09	8,846	3.05	9	26,991			27,000
	3/16/09	5,897	3.05	6	17,994			18,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	3/16/09	11,794	3.05	12	35,988			36,000
	3/18/09	7,371	3.05	7	22,493			22,500
	5/11/09	7,371	3.05	7	22,493			22,500
	5/15/09	7,371	3.05	7	22,493			22,500
	5/19/09	8,846	3.05	9	26,991			27,000
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500
	5/22/09	7,371	3.05	7	22,493			22,500
	6/30/09	8,846	3.05	9	26,991			27,000
	6/30/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	6/24/09	7,371	3.05	7	22,493			22,500
	6/18/09	20,640	3.05	21	62,979			63,000
	5/21/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500
	6/16/09	9,848	3.05	10	30,050			30,060
	6/29/09	44,228	3.05	44	134,956			135,000
	7/10/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	7/2/09	14,743	3.05	15	44,985			45,000
	7/2/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	7/23/09	7,371	3.05	7	22,493			22,500
	7/29/09	10,320	3.05	10	31,490			31,500
	7/31/09	30,959	3.05	31	94,469			94,500
	8/5/09	22,114	3.05	22	67,478			67,500
	8/27/09	14,743	3.05	15	44,985			45,000
	8/7/09	7,371	3.05	7	22,493			22,500
	8/21/09	20,640	3.05	21	62,979			63,000
	9/4/09	28,011	3.05	28	85,472			85,500
	9/4/09	5,897	3.05	6	17,994			18,000
	9/8/09	7,371	3.05	7	22,493			22,500
	9/18/09	11,794	3.05	12	35,988			36,000
	7/15/09	7,371	3.05	7	22,493			22,500
	7/17/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	9/25/09	7,371	3.05	7	22,493			22,500
	1/10/10	14,743	3.05	15	44,985			45,000
	12/18/09	88,455	3.05	88	269,912			270,000
	12/11/09	9,789	3.05	10	29,870			29,880
	11/25/09	32,787	3.05	33	99,967			100,000

(Subscriptions Receivable) Collections					(111,015)			(111,015)
Rounding				(1)	1

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Net loss		—		—	—	—	(2,567,807)	(2,567,807)

Balance, December 31, 2009		19,231,296		19,231	10,370,839	—	(8,994,266)	1,395,804

Common stock issued	Total	705,311		706	2,149,637			3,456,342

	11/16/09	11,794	3.05	12	35,988			36,000
	1/10/10	14,743	3.05	15	44,985			45,000
	2/10/10	35,382	3.05	35	107,965			108,000
	2/9/10	10,320	3.05	10	31,490			31,500
	2/9/10	826	—	1	(1)
	3/23/10	29,485	3.05	29	89,971			90,000
	3/23/10	51,599	3.05	52	157,448			157,500
	3/23/10	81,909	3.05	82	249,938			250,020
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	4/12/10	58,970	3.05	59	179,941			180,000
	5/19/10	10,320	3.05	10	31,490			31,500
	5/25/10	10,320	3.05	10	31,490			31,500
	7/15/10	106,146	3.05	106	323,894			324,000
	7/15/10	32,758	3.05	33	99,967			100,000
	7/12/10	8,551	3.05	9	26,091			26,100
	7/14/10	10,320	3.05	10	31,490			31,500
	7/12/10	7,371	3.05	7	22,493			22,500
	10/18/10	38,331	3.05	38	116,962			117,000
	10/20/10	10,320	3.05	10	31,490			31,500
	10/20/10	10,320	3.05	10	31,490			31,500
	10/27/10	10,320	3.05	10	31,490			31,500
	11/10/10	32,787	3.05	33	100,047			100,080
	11/16/10	11,794	3.05	12	35,988			36,000
	11/17/10	10,320	3.05	10	31,490			31,500
	11/23/10	10,320	3.05	10	31,490			31,500
	11/23/10	16,394	3.05	16	50,024			50,040
	11/24/10	7,371	3.05	7	22,495			22,502
	11/23/10	14,743	3.05	15	44,985			45,000
	11/26/10	4,128	3.05	4	12,596			12,600
	11/9/10	16,394	3.05	16	49,984			50,000

Conversion of notes payable to Common stock	Total	427,945		428	1,305,572

	11/9/10	49,151	3.05	49	149,951			150,000
	11/9/10	49,151	3.05	49	149,951			150,000
	11/11/10	73,713	3.05	74	224,926			225,000
	11/12/10	32,787	3.05	33	99,967			100,000
	11/22/10	131,061	3.05	131	399,869			400,000
	11/22/10	49,151	3.05	49	149,951			150,000
	11/23/10	14,743	3.05	15	44,985			45,000
	11/30/10	16,394	3.05	16	49,984			50,000

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

	12/3/10	11,794	3.05	12	35,988			36,000

(Subscriptions Receivable) Collections					(26,048)			(26,048)
Rounding		501		1	(1)

Unrealized gain on securities available for sale		—		—	—	542,573	—	542,573

Net loss		—		—	—	—	(8,832,758)	(8,832,758)

Balance, December 31, 2010		20,365,053		20,365	13,799,999	542,573	(21,584,394)	2,975,079

Common stock issued	Total	272,147		272	1,153,402			1,153,674

	3/18/11	70,764	4.24	71	299,929			300,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/21/11	5,897	4.24	6	24,994			25,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	11,794	4.24	12	49,988			50,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/18/11	5,897	4.24	6	24,994			25,000
	3/18/11	14,743	4.24	15	62,485			62,500
	3/21/11	5,897	4.24	6	24,994			25,000
	3/21/11	8,551	4.24	9	36,241			36,250
	3/22/11	5,897	4.24	6	24,994			25,000
	3/22/11	8,846	4.24	9	37,491			37,500
	3/22/11	5,897	4.24	6	24,994			25,000
	3/22/11	17,691	4.24	18	74,982			75,000
	3/22/11	7,076	4.24	7	29,993			30,000
	3/23/11	14,743	4.24	15	62,470			62,485
	3/24/11	23,588	4.24	24	99,947			99,971
	3/24/11	11,794	4.24	12	49,973			49,985
	3/25/11	5,897	4.24	6	24,977			24,983

Conversion of notes payable to Common stock	Total	36,060		36	109,994

	1/21/11	16,394	3.05	16	49,984			50,000
	1/21/11	19,666	3.05	20	60,010			60,030

Shares issued to existing shell stockholders in the reorganization	5/3/11	3,750,000		3,750	(3,750)			-

Common stock repurchased and cancelled from dissenting stockholders		(47,178)		(47)	(199,953)			(200,000)

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Rounding		454		1	(1)

Proceeds from exercise of warrants	Total	4,718		5	14,395

	4/11/11	1,769	3.05	2	5,398			5,400
	5/25/11	413	—	—	—
	6/3/11	2,949	3.05	3	8,997			9,000

Warrants issued for services					1,053,150			1,053,150

Stock options vested	12/19/11				35,196			35,196

Shares issued for stock option exercised	11/22/11	11,794	3.05	12	35,960			35,972
Warrants issued in conjunction with convertible note					864,773			864,773

Impact of beneficial conversion feature					1,469,343			1,469,343

Unrealized gain on securities available for sale		—		—	—	(287,233)	—	(287,233)

Unrealized foreign currency translation effect						(2,927)		(2,927)
Net loss		—		—	—	—	(8,832,758)	(8,832,758)

Balance, December 31, 2011		24,393,461		24,394	18,332,508	252,413	(21,584,394)	(2,975,079)

NOTE 13 – GEOGRAPHIC INFORMATION

For the years ended December 31, 2011 and 2010, the Company earned revenue from countries outside of the U.S. as outlined in the table below. The Company did not have any significant currency translation or foreign transaction adjustments during the years ended December 31, 2011 and 2010.

Country	Sales year ended December 31, 2011	% of Total Revenue year ended December 31, 2011	Sales year ended December 31, 2010	% of Total Revenue year ended December 31, 2010
Ghana	$15,400	5%	$0	0%
Japan	$161,602	48%	$65,395	47%
Taiwan	$50,000	15%	$0	0%

NOTE 14 – SUBSEQUENT EVENTS

In January 2012, the Company issued a promissory note in the amount of $200,000. The note bears interest at 8% per annum and all unpaid principal and interest are due upon demand at the lender’s option. In connection with the issuance of the note, the Company issued three-year warrants to purchase 55,556 shares of the Company’s common stock at a per share exercise price of $1.00.

In February 2012, the Company issued a promissory note in the amount of $205,000, which bears interest at 11% per annum and matures on the two year anniversary date of the note. The lender may, at any time after the six month anniversary date of the note, declare the entire unpaid principal and unpaid accrued interest immediately due and payable. In connection with the issuance of the note, the Company issued three-year warrants to purchase 56,945 shares of the Company’s common stock at a per share exercise price of $1.00.

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

In February 2012, the Company issued two promissory notes totaling $966,668 in aggregate principal amount. The notes each bear interest at 11% per annum and are due on demand by the lender. In connection with the issuance of the notes, the Company issued three-year warrants to purchase an aggregate of 268,519 shares of the Company’s common stock at a per share exercise price of $1.00.

In February 2012, the Company issued two promissory notes totaling $266,667 in aggregate principal amount. The notes each bear interest at 11% per annum. All unpaid principal and accrued interest is due upon the second anniversary date of each of the notes, however each lender may demand the entire unpaid principal and unpaid accrued interest immediately due and payable at any time after the six month anniversary date of each note.

In February 2012, the Company issued four convertible notes totaling $466,666 in aggregate principal amount, which bear interest at 8% per annum and mature on the one-year anniversary dates of the notes. Each lender may, after the three month anniversary date of its note, declare all unpaid principal and accrued unpaid interest immediately due and payable. The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.60 per share. In connection with the issuance of the notes, the Company issued three-year warrants to purchase a total of 32,406 shares of the Company’s common stock at a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise.

In February 2012, the Company made a payment of $1.5 million to CellSeed pursuant to the Individual Agreement.

In February 2012, we issued warrants to purchase 1,000,000 and 500,000 to Henry McKinnell and Alfred Osborne, respectively, with an exercise price of $1.00 per share.  Each warrantholder may purchase one-half of the shares underlying his respective warrant in 2013 only and the other half of the shares underlying his warrant in 2014 only.  The warrants were issued to each of the warrantholders as compensation for their contributions to various projects on the Company’s behalf.

In March 2012, the Company issued a convertible note in the principal amount of $150,005, which bears interest at 8% per annum and matures on the one-year anniversary date of the note. The lender may, after the three month anniversary date of the note, declare all unpaid principal and accrued unpaid interest immediately due and payable. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share. In connection with the issuance of the note, the Company issued three-year warrants to purchase a total of 10,417 shares of the Company’s common stock at a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise.