Form 10-Q
period 2012-03-31
EMMAUS LIFE SCIENCES, INC.
filed 2012-05-14
CIK 1420031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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
Yes ☐ No ☒

The registrant had 24,393,461 shares of common stock, par value $0.001 per share, outstanding as of May 14, 2012.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	1

		(b) Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011 and from December 20, 2000 (Inception) to March 31, 2012 (Unaudited)	2

		(c) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period from December 20, 2000 (Inception) to March 31, 2012 (Unaudited)	3

		(d) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and from December 20, 2000 (Inception) to March 31, 2012 (Unaudited)	8

		(e) Notes to Consolidated Financial Statements as of and for the Three Months ended March 31, 2012 (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

	Item 4.	Controls and Procedures	44

Part II	Other Information

	Item 1.	Legal Proceedings	46

	Item 1A.	Risk Factors	46

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	46

	Item 3.	Default Upon Senior Securities	47

	Item 4.	Mine Safety Disclosures	47

	Item 5.	Other Information	47

	Item 6.	Exhibits	49

Signatures			51

i

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	As of
	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$162,250	$313,684
Accounts receivable	76,458	17,996
Inventories	215,340	195,114
Prepaid expenses and other current assets	29,551	62,774
Total current assets	483,599	589,568

PROPERTY AND EQUIPMENT, net	55,027	60,018

OTHER ASSETS
Marketable securities, long-term	1,743,027	1,387,153
Intangibles, net	1,482,143	-
Notes receivable	18,000	18,000
Deposits	389,803	427,572
Total other assets	3,632,973	1,832,725
Total Assets	$4,171,599	$2,482,311

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,536,599	$756,714
Due to related party	394,446	394,446
Dissenting stockholders payable	200,000	200,000
Notes payable	1,709,696	380,000
Convertible notes payable, net	2,906,885	1,846,010
Total current liabilities	6,747,626	3,577,170

LONG-TERM LIABILITIES
Notes payable	841,728	1,041,728
Convertible notes payable	842,123	838,492
Total long-term liabilities	1,683,851	1,880,220
Total Liabilities	8,431,477	5,457,390

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 24,393,461, (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) and 24,393,461 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	24,394	24,394
Additional paid-in capital	19,635,180	18,332,508
Accumulated other comprehensive income	609,935	252,413
Deficit accumulated during the development stage	(24,529,387)	(21,584,394)
Total Stockholders’ Equity (Deficit)	(4,259,878)	(2,975,079)
Total Liabilities & Stockholders’ Equity (Deficit)	$4,171,599	$2,482,311

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended March 31,		From December 20, 2000 (date of inception) to March 31,
	2012	2011	2012

SALES	$153,727	$59,468	$867,382
SALES RETURN & ALLOWANCE	(8,560)	(255)	(41,099)
REVENUES	145,167	59,213	826,283

COST OF GOODS SOLD
Cost of goods sold	20,588	25,101	378,726
Scrapped inventory	-	-	235,537
Total cost of goods sold	20,588	25,101	614,263
GROSS PROFIT	124,579	34,112	212,020

OPERATING EXPENSES
Research and development	542,593	310,763	6,994,450
Selling	100,515	201,511	2,599,481
General and administrative	1,534,243	647,825	12,194,869
Transaction costs	-	-	788,893
	2,177,351	1,160,099	22,577,693

LOSS FROM OPERATIONS	(2,052,772)	(1,125,987)	(22,365,673)

OTHER INCOME (EXPENSE)
Interest income	7,077	6,445	122,804
Interest expense	(893,498)	(11,811)	(2,262,661)
	(886,421)	(5,366)	(2,139,857)

LOSS BEFORE INCOME TAXES	(2,939,193)	(1,131,353)	(24,505,530)

INCOME TAXES	5,800	850	23,857

NET LOSS	(2,944,993)	(1,132,203)	(24,529,387)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on securities available-for-sale	355,873	759,820	611,213
Tax on unrealized holding gain (loss) on securities available-for-sale	-	-	-
Unrealized holding gain (loss) on securities available-for-sale, net of tax	355,873	759,820	611,213
Foreign currency translation adjustments	1,649	-	(1,278)
COMPREHENSIVE LOSS	$(2,587,471)	$(372,383)	$(23,919,452)
NET LOSS PER COMMON SHARE	$(0.12)	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,393,461	20,429,106

The accompanying notes are an integral part of these financial statements

Emmaus Life Sciences, inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to March 31, 2012
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
for the period from December 20, 2000 (Inception) to March 31, 2012 (Continued)
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
for the period from December 20, 2000 (Inception) to March 31, 2012 (Continued)
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

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to March 31, 2012 (Continued)
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated during Development	Total
	Shares	Common Stock	Capital	Income	Stage

Balance, December 31, 2010	20,365,053	$20,365	$13,799,999	$542,573	$(12,751,636)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	1,153,402	-	-	1,153,674
Conversion of notes payable to common stock	36,514	37	109,993	-	-	110,030
Shares issued to existing shell stockholders in the reorganization	3,750,000	3,750	(3,750)	-	-	-
Shares issued for stock option exercised	11,794	12	35,960	-	-	35,972
Proceeds from exercise of warrants	4,718	5	14,395	-	-	14,400
Stock options vested	-	-	35,196	-	-	35,196
Cashless exercise of warrants	413	-	-	-	-	-
Common stock repurchased and cancelled from dissenting stockholders	(47,178)	(47)	(199,953)	-	-	(200,000)
Warrants issued as a payment of consulting fee	-	-	1,053,150	-	-	1,053,150
Warrants issued in conjunction with convertible note	-	-	864,773	-	-	864,773
Impact of beneficial conversion feature	-	-	1,469,343	-	-	1,469,343
Unrealized loss on securities	-	-	-	(287,233)	-	(287,233)
Foreign currency translation effect	-	-	-	(2,927)	-	(2,927)

Net loss	-	-	-	-	(8,832,758)	(8,832,758)

Balance, December 31, 2011	24,393,461	$24,394	$18,332,508	$252,413	$(21,584,394)	$(2,975,079)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to March 31, 2012
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated during Development
	Shares	Common Stock	Capital	Income	Stage	Total

Balance, December 31, 2011	24,393,461	$24,394	$18,332,508	$252,413	$(21,584,394)	$(2,975,079)

Warrants issued in conjunction with convertible note	-	-	144,320	-	-	144,320
Warrants issued in conjunction with promissory note	-	-	637,248	-	-	637,248
Impact of beneficial conversion feature	-	-	144,320	-	-	144,320
Stock based compensation	-	-	376,784	-	-	376,784
Unrealized gain on securities	-	-	-	355,873	-	355,873
Foreign currency translation effect	-	-	-	1,649	-	1,649

Net loss	-	-	-	-	(2,944,993)	(2,944,993)

Balance, March 31, 2012	24,393,461	$24,394	$19,635,180	$609,935	$(24,529,387)	$(4,259,878)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months ended March 31,		From December 20, 2000 (date of inception) to March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,944,993)	$(1,132,203)	$(24,529,387)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	25,096	69,846	902,115
Cost of scrapped inventory written off	-	-	235,537
Fair value of warrants issued for services	-	-	1,053,150
Interest expense accrued from discount of convertible note	753,453	-	1,529,537
Share-based compensation	376,784	-	411,980
Net changes in operating assets and liabilities, net of acquisition
Accounts receivable	(59,030)	5,444	(83,132)
Inventory	(20,637)	(62,338)	(447,278)
Prepaid expenses and other current assets	33,795	-	(46,979)
Deposits	37,487	(160,172)	(339,449)
Accounts payable and accrued expenses	783,984	140,527	1,480,560
Due to related party	-	-	394,446
Net cash flows used in operating activities	(1,014,061)	(1,138,896)	(19,438,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	(1,500,000)	-	(2,250,000)
Purchases of marketable securities	-	-	(1,131,813)
Purchases of property and equipment	(1,828)	(1,494)	(188,806)
Net cash flows used in investing activities	(1,501,828)	(1,494)	(3,570,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	-	-	299,500
Repayment of line of credit	-	-	(299,500)
Proceeds from notes payable issued	1,638,334	303,604	4,222,525
Payments of notes payable	-	-	(915,576)
Proceeds from convertible notes payable issued	728,301	500,000	6,139,976
Proceeds from issuance of common stock	-	1,153,674	13,718,410
Net cash flows from financing activities	2,366,635	1,957,278	23,165,335

Effect of exchange rate changes on cash	(2,180)	-	(5,166)
Net increase/decrease in cash and cash equivalents	(151,434)	816,888	150,650

Cash and cash equivalents, beginning of period	313,684	258,676	-
Cash acquired	-		11,600
Cash and cash equivalents, end of period	$162,250	$1,075,564	$162,250
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$33,804	$11,811	$487,081
Income taxes paid	$5,800	$850	$23,857
Non-cash financing activities:
Conversion of notes payable to common stock	$-	$110,030	$1,416,030

The accompanying notes are an integral part of these financial statements

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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

Emmaus, its wholly-owned subsidiary, Emmaus Medical, and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation, EM Japan and EM Europe, are collectively referred to herein as the “Company.”

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

Going concern – The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the three months ended March 31, 2012 totaling $2,944,993 as well as an accumulated deficit since inception amounting to $24,529,387. Further, the Company appears to have inadequate cash and cash equivalents of $162,250 as of March 31, 2012 considering that revenues from operations since inception totaled only $826,283. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

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

Principles of consolidation – The financial statements include the accounts of the Company (and its wholly-owned subsidiary, Emmaus Medical, Inc., and its wholly-owned subsidiaries, Newfield Nutrition Corporation, EM Japan and EM Europe. All significant intercompany transactions have been eliminated.

Development stage company – The Company is a development stage company as defined in accounting principles generally accepted in the United States of America. The Company is considered a development stage company because it devotes substantially all of its time to research and development for potential pharmaceutical products and to establish its business and operations. The minimal sales for the period from inception to March 31, 2012 are from NutreStore and the products of its wholly owned subsidiary Newfield Nutrition Corporation which is not considered to be a part of its principal operations.

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

Inventories – Inventories as of March 31, 2012 consisted of 100% finished goods and are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-Glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the purchases during the three months ended March 31, 2012 and 2011 were from one vendor.

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

The Company estimates its sales return based upon its prior sales and return history. Historically, sales returns have been very nominal. The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience. The Company records a 5% Sales Return Allowance for the NutreStore sales in the accompanying financial statements.

The Company is currently required to pay royalties to CATO Holding Company on an annual basis, which is recognized as an expense upon sale of the products.

Allowance for doubtful accounts – The Company provides an allowance for uncollectible accounts based upon prior experience and management’s assessment of the collectability of existing specific accounts.

Advertising cost – Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2012 and 2011 were $44,842 and $12,549, respectively. Advertising costs from inception to March 31, 2012 were approximately $289,010.

Property and equipment – Leaseholds, furniture, and fixtures are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

Intangibles – The Company’s intangible assets include license issue fees and patent costs relating to a license agreement (Note 4). These intangible assets are amortized over a period of 3 to 7 years, the estimated legal life of the patents and economic life of the License Agreement. The intangible assets are assessed by management, annually, for potential impairment. No impairment exists as of March 31, 2012 and December 31, 2011.

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

Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at March 31, 2012 and 2011.

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

Share-based compensation – The Company recognizes compensation cost for share-based compensation awards during the service term of the recipients of the share-based awards. The fair value of share-based compensation is calculated using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is derived from historical data on awards exercised and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate on the grant date that corresponds to the expected term of the award. The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies. These factors could change, affecting the determination of stock-based awards expense in future periods.

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of March 31, 2012, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit. The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

As of March 31, 2012, all federal tax returns since 2008 and state tax returns since 2007 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

Comprehensive income (loss) – Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The items of other comprehensive income (loss) for the Company are unrealized gains and losses on securities classified as available-for-sale and foreign translation adjustments from its subsidiaries. When the Company realizes a gain or loss on available-for-sale securities for which an unrealized gain or loss was previously recognized, a corresponding reclassification adjustment is made to remove the unrealized gain or loss from other comprehensive income and reflect the realized gain or loss in current operations.

Marketable securities – Investment securities as of March 31, 2012 and 2011 are classified as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed, Inc. securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 147,100 shares of CellSeed stocks acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed’s IPO (symbol 7776) was completed on March 16, 2010. As of March 31, 2012 and 2011, the closing price per share was 972 Yen and 1,371 Yen, respectively. Historical JASDEQ closing price can be found from http://www.bloomberg.com/apps/quote?ticker=7776:JP. The Company’s security position in CellSeed is many times the average daily trading volume of the stock on the JASDAQ exchange. Any attempt to sell the Company’s position in a short period of time may have an adverse impact on the price of the stock.

As of March 31, 2012 and December 31, 2011, 100% of the investment in CellSeed is classified as a long term asset in the accompanying balance sheet as the investment is assigned as collateral on certain borrowings.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities are determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at March 31, 2012. The fair value of the Company’s debt instruments is not materially different from their carrying values as presented. The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

Net loss per share – In accordance with FASB ASC Topic 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2012 and 2011, there were 4,438,493 and 596,632 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

Recent accounting pronouncements

FASB Accounting Standards Update 2011-05, “Presentation of Comprehensive Income,” was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011. Comprehensive income includes certain items that are recognized as “other comprehensive income” (“OCI”) and are excluded from net income. Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges. Under the provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. An existing option to present the components of OCI as part of the statement of changes in stockholders’ equity is being eliminated. The Company has adopted this standard, as of January 1, 2012, and has elected to present net income in a continuous statement.

FASB Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” was issued in May 2011 to be effective for fiscal years beginning after December 15, 2011. The update changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (IFRS). While many of the modifications are not expected to change the application of U.S. GAAP, there are additional disclosure requirements relating to the use of Level 3 inputs in determining fair value. The Company has adopted this standard, as of January 1, 2012, and does not believe this standard will have a material effect on its current consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2012	December 31, 2011
Equipment	$113,507	$111,655
Leasehold improvements	23,054	23,054
Furniture and fixtures	52,269	52,269
	188,830	186,978
Less: accumulated depreciation	(133,803)	(126,960)
	$55,027	$60,018

During the three months ended March 31, 2012 and 2011, the depreciation expense was $6,843 and $6,247, respectively. Depreciation expense from inception to March 31, 2012 was $133,803.

NOTE 4 – INTANGIBLE ASSETS

The Company is licensed to market and sell NutreStore® [L-glutamine powder for oral solution] as a treatment for short bowel syndrome (“SBS”). The Company previously promoted Zorbtive® [somatropin (rDNA origin) for injection] prior to July 31, 2011. Subsequent to July 31, 2011, the Company has not promoted Zorbtive.

In April 2011, Emmaus Medical entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, an addendum to the agreements. Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products. Pursuant to the Individual Agreement, CellSeed granted the Company the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell-Sheet (“CAOMECS”) for the cornea in the United States and agreed to disclose its accumulated information package (the “Package”) for the joint development of CAOMECS to us. Under the Research Agreement, as supplemented by the addendum, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the Package to Emmaus and Emmaus providing written confirmation of its acceptance of the complete Package. Under the Individual Agreement, we Companye agreed to pay CellSeed $1.5 million, which it paid in February 2012.

Intangible assets consisted of the following at:

	March 31, 2012	December 31, 2011
License fees and patent filing costs	$2,250,000	$750,000
Less: accumulated amortization	(767,857)	(750,000)
	$1,482,143	$-

During the three months ended March 31, 2012 and 2011, the amortization expense was $17,857 and $63,599, respectively. Amortization expense from inception to March 31, 2012 was $767,857. Expected amortization expense for the year ended December 31, 2012 is estimated to be approximately $178,571.

As of March 31, 2012 estimated aggregate amortization expense for the next five years is as follows:

Year ending December 31	Amount
2012	$178,571
2013	214,286
2014	214,286
2015	214,286
2016	214,286
Thereafter	464,285
$1,500,000

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

Accounts payable	March 31, 2012	December 31, 2011
CRO expenses	$465,271	$237,202
Public relations expenses	66,149	40,862
Miscellaneous vendors	591,373	221,265
Subtotal	1,122,793	499,329
Accrued expenses (Interest accrued for Convertible Notes)	193,140	96,719
Accrued expenses (Deferred Salary)	220,666	160,666
Total accounts payable and accrued expenses	$1,536,599	$756,714

There are no amounts due to related parties included in accounts payable. However, accrued expenses include accrued interest for the Convertible Notes issued to related parties. Amounts due to related parties have been separately presented on the balance sheet.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at:

	Original Principal Loan Amount March 31, 2012	Discount Amount March 31, 2012	Carrying Amount March 31, 2012	December 31, 2011
Note payable to a stockholder, due on demand, interest payable monthly at 6.5% per annum.
*Yutaka Niihara – Note 1	350,000	-	350,000	350,000

Note payable to a stockholder, due on demand, interest payable monthly at 8% per annum.
*Yutaka Niihara – Note 3	30,000	-	30,000	30,000

Note Payable to related parties, due 2013, interest payable quarterly at 8% per annum
**Hope International Hospice, Inc.	200,000	-	200,000	200,000

Note Payable to related parties, due on demand, interest payable quarterly at 8% per annum
**Hope International Hospice, Inc.	200,000	-	200,000	-

Note Payable to a financial institution, due in 2014, interest payable quarterly at 4.5% per annum.	841,728	-	841,728	841,728

Note Payable to related parties, due on demand, Interest payable annually at 11% per annum
*Lan T. Tran	205,000	88,619	116,381	-

***Note Payable to related parties, due on demand, Interest payable annually at 11% per annum	966,668	420,020	546,648	-

Note Payable, due on demand, interest payable, quarterly at 11% per annum	266,667	-	266,667	-

Convertible note payable to related party, due 2012, interest payable annually at 8% per annum
*Yasushi Nagasaki	360,000	41,850	318,150	272,267

Convertible note payable, due 2012, interest payable annually at 8% per annum	1,576,738	296,494	1,280,244	895,924

***Convertible note payable, due 2012, interest payable annually at 8% per annum	2,191,975	883,483	1,308,492	677,819

Convertible notes payable to stockholders, due 2015, 0% interest payable.	72,000	-	72,000	72,000

Convertible note payable to stockholder, originally due in 2011 but extended by the Lender until 2014, interest payable monthly at 6.5% per annum****	268,123	-	268,123	264,492

Convertible note payable to a bank, due in 2016, interest payable monthly at 10% per annum, beginning January 2012.	500,000	-	500,000	500,000

Convertible notes payable to stockholders, due in 2015, interest payable monthly at 6% per annum.	2,000	-	2,000	2,000
	8,030,899	1,730,467	6,300,432	4,106,230

Amount due in one year	(6,347,048)		(4,616,581)	(2,226,010)

Long term portion of notes payable	$1,683,851		$1,683,851	$1,880,220

*Officers of the company
**Dr. Niihara is also the CEO of Hope International Hospice, Inc.
*** Related Party
****Original loan amount was $221,895 and accrued interest of $46,228 was added to the principal amount.

During the three months ended March 31, 2012, notes payable in the amount of $842,123 and $4,128,713 were convertible, at option of the lender, into shares of the Company’s common stock at $3.05 and $3.60 per share, respectively.

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

The Company estimated the total fair value of the convertible note and warrant in allocating the debt proceeds. The proceeds were allocated to the warrant and convertible note based on the pro-rata fair value. The proceeds allocated to the beneficial conversion were determined by taking the estimated fair value of shares issuable under the convertible note less the fair value of the convertible note determined above. The fair value of options and warrants in the first quarter of 2012 was determined through the Black Scholes Option pricing model with the following inputs:

Stock Price	$3.60
Exercise Price	$1.00 ~ 3.60
Term	2 ~ 3 years
Risk-Free Rate	0.30 ~ 0.43%
Dividend Yield	0%
Volatility	99.89 ~ 128.12%

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock – During the three months ended March 31, 2012, the Company did not issue any new shares.

During the year ended December 31, 2011, the Company issued a total of 24,393,461 shares of its common stock, which includes 20,628,305 shares issued to the former stockholders of Emmaus Medical pursuant to the Merger Agreement (excluding the 47,178 shares held by stockholders who exercised dissenter’s right in connection with the Merger), and 15,156 shares issued upon the exercise of warrants and options. As discussed in Note 2, in connection with the closing of the Merger, stockholders of the Company prior to the Merger cancelled an aggregate of 1,827,750 shares of common stock owned by them such that they held an aggregate of 3,750,000 shares of common stock upon the closing of the Merger. Pursuant to the Merger Agreement on May 3, 2011, four stockholders of Emmaus Medical exercised their dissenter’s rights and returned 47,178 shares for $200,000, which was outstanding as of March 31, 2012. The shares were cancelled as of May 3, 2011, the closing date of the Merger.

Stock warrants – During the three months ended March 31, 2012, the Company issued warrants in connection with the issuance of convertible notes to purchase an aggregate of 42,823 shares of common stock at a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise. During this period, the Company also issued warrants to purchase a total of 1,911,020 shares of common stock at an exercise price of $1.00 per share.

A summary of outstanding warrants as of March 31, 2012 is presented below.

Three months ended March 31, 2012
Warrants outstanding, beginning of period	941,202
Granted	1,953,843
Exercised	-
Cancelled, forfeited and expired	-
Warrants outstanding, end of period	2,895,045

	Outstanding			Exercisable
Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
During 2012
$1.00	1,911,020	2.77	$1.00	1,911,020	$1.00
75% of FMV	42,823	2.89	75% of FMV	42,823	75% of FMV

During 2011
$1.00	311,038	2.43	$1.00	311,038	$1.00
75% of FMV	331,670	2.43	75% of FMV	331,670	75% of FMV
$3.05	5,898	2.98	$3.05	5,898	$3.05

During 2010
$3.05	197,146	3.32	$3.05	197,146	$3.05

During 2009
$3.05	95,450	2.43	$3.05	95,450	$3.05

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

The Company had 72,795 options outstanding held by directors of the Company as of March 31, 2012. 11,795 options were vested as of March 31, 2012 and are exercisable at $3.05 per share through 2015 and 61,000 options will be vested in December 2012 at the exercise price of $3.60 per share. During the three months ended March 31, 2012, the Company did not issue any stock options.

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

Operating leases – The Company leased its office space under an operating lease from an unrelated entity. The rent expense during the three months ended March 31, 2012 and 2011 amounted to $34,831 and $24,475, respectively.

The Company leases its approximately 4,540 square foot headquarters offices in Torrance, CA, at a base rental of $4,994 per month plus $320 per month as its share of common area expenses. The lease expires on May 31, 2012. In addition, the Company leases two office suites in Torrance, California at a base rent of $1,610 per month plus share of common area expenses of $90 per month, and at a base rent of $1,750 per month plus share of common area expenses of $90 per month. These leases will expire on August 19, 2013 and February 28, 2013, respectively. Approximately 490 square feet from one office and 1,079 square feet from the other office are currently subleased to an unaffiliated entity on a month to month basis. The Company does not expect to experience any difficulties in renewing its leases, or finding additional or replacement office and warehouse space, at its current or more favorable rates.

The Company also leases two office suites of approximately 512 square feet and 532 square feet, respectively, in Tokyo, Japan at a base rent of $1,678 per month each. These leases will expire on October 14, 2012 and September 15, 2013, respectively. We anticipate that the lease expiring on October 14, 2012 will be extended for another two years with the same terms.

Future minimum lease payments under the agreements are as follows:

2012	$66,237
2013	29,838
$96,075

Licensing agreement - On April 8, 2011, pursuant to a Research Agreement, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the Package (as defined in the Research Agreement) to the Company. Pursuant to the Individual Agreement, the Company agreed to pay $1.5 million to CellSeed within 30 days of CellSeed’s delivery of the Package to the Company and a royalty to be agreed upon by the parties. The Company made a payment of $1.5 million to CellSeed in February 2012, pursuant to the Individual Agreement. CellSeed may terminate these agreements with the Company if the Company is unable to make timely payments required under the agreements.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of March 31, 2012 an aggregate of $4,845,766 in the principal amount of promissory notes from certain stockholders and officers was outstanding. The debt is unsecured and carries interest rates from 0% to 11%. An aggregate of $342,123 and $2,551,975 in principal and unpaid accrued interest on the notes are convertible into shares of common stock at $3.05 and $3.60 per share, respectively. Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum.

The Company has agreed to (i) pay AFH Holding and Advisory, LLC (“AFH Advisory”) $500,000 (the “Shell Cost”) to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger capitalization of the Company and to (ii) reimburse AFH Advisory for its advancement of expenses on behalf of the Company related to the Merger and a public offering (the “Reimbursable Costs,” and collectively with the Shell Cost, the “Transaction Costs”). These Transaction Costs have been recorded as an expense in the accompanying statement of operations in the period in which they were incurred. As of March 31, 2012, AFH Advisory had advanced an aggregate of $288,893 in Reimbursable Costs on the Company’s behalf. During the year ended December 31, 2011, the Company paid $288,893 in cash to AFH Advisory for the Reimbursable Costs and $105,554 of the Shell Cost, therefore, as of March 31, 2012, owed AFH Advisory an aggregate of $394,446 for the Shell Cost. The Company does not anticipate that any further Transaction Costs will be advanced by AFH Advisory.

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

The Company granted AFH Advisory exclusive rights to act as its advisor in connection with all financings and mergers and acquisitions until November 10, 2012 and the right to appoint two board members to the Company’s board of directors upon the closing of the Merger. In addition, in the event of any merger, stock purchase, asset purchase or similar transaction occurring within one year of the closing of our next public offering, AFH Advisory may receive a warrant to purchase shares in an amount to increase AFH Advisory’s total to 10% of the outstanding fully diluted equity of the Company but only to the extent the Company issues securities in connection with such merger, stock purchase, asset purchase or similar transaction.

NOTE 10 - COMMON STOCK TRANSACTIONS

The Company engaged in the following stock transactions for the period from inception (December 20, 2000) through March 31, 2011.

	Date	Shares	$/ Share	Common stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total

Balance, December 31, 2000 (1) (2)		12,531,125	0.00	12,531	(2,931)	$-	$-	9,600

Net loss		-		-	-	-	(21,942)	(21,942)

Balance, December 31, 2001		12,531,125		12,531	(2,931)	-	(21,942)	(12,342)

Net loss		-		-	-	-	(12,464)	(12,464)

Balance, December 31, 2002		12,531,125		12,531	(2,931)	-	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital		-		-	(34,406)	-	34,406	-
Common stock issued		737,125		737	249,263			250,000

	9/25/03	29,485	0.34	29	9,971			10,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	14,743	0.34	15	4,985			5,000
	9/25/03	103,198	0.34	103	34,897			35,000
	9/25/03	58,970	0.34	59	19,941			20,000
	9/25/03	73,713	0.34	74	24,926			25,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/28/03	14,743	0.34	15	4,985			5,000
	9/29/03	29,485	0.34	29	9,971			10,000
	9/30/03	176,910	0.34	177	59,823			60,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000
	10/10/03	29,485	0.34	29	9,971			10,000

Net loss		-		-	-	-	(97,481)	(97,481)

Balance, December 31, 2003		13,268,250		13,268	211,926	-	(97,481)	127,713

Common stock issued		1,615,542		1,616	636,384			638,000

	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	147,425	0.34	147	49,853			50,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	73,713	0.34	74	24,926			25,000
	4/21/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	6/22/04	88,455	0.34	88	29,912			30,000
	6/22/04	41,279	0.34	41	13,959			14,000
	4/24/04	73,713	0.34	74	24,997			25,000
	6/22/04	73,713	0.34	74	24,997			25,000
	7/6/04	16,217	0.34	16	5,484			5,500
	7/6/04	16,217	0.34	16	5,484			5,500
	9/21/04	88,455	0.06	88	4,912			5,000
	4/21/04	29,485	0.34	29	9,971			10,000
	6/22/04	36,856	0.34	37	12,463			12,500
	6/22/04	147,425	0.34	147	49,853			50,000
	12/28/05	44,228	2.03	44	89,998			90,000
	4/4/05	14,743	0.34	15	4,999			5,000
	1/31/05	14,743	2.03	15	29,999			30,000
	2/17/05	5,897	2.03	6	11,994			12,000
	2/24/05	2,949	2.03	3	5,997			6,000

Rounding		(240)

(Subscriptions Receivable) Collections					10,075			10,075

Net loss		-		-	-	-	(624,936)	(624,936)

Balance, December 31, 2004		14,883,792		14,884	858,385	-	(722,417)	150,852

Common stock issued		398,549		399	811,227			811,626

	1/31/05	49,151	2.03	49	99,951			100,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	7/25/05	2,949	2.03	3	5,997			6,000
	9/21/05	2,949	2.03	3	5,997			6,000
	10/21/05	29,485	2.03	29	59,971			60,000
	12/21/05	11,794	2.03	12	23,988			24,000
	7/2/07	4,953	2.04	5	10,075			10,080
	5/9/08	288,747	2.03	289	587,258			587,546

Rounding		(326)			3
(Subscriptions Receivable) Collections					(489,341)			(489,341)

Net loss		-		-	-	-	(668,091)	(668,091)

Balance, December 31, 2005		15,282,341		15,283	1,186,271	-	(1,390,508)	(188,954)

Common stock issued		523,388		523	824,517			1,062,460

	7/25/05	4,423	2.03	4	8,996			9,000
	12/16/05	14,743	2.03	15	29,985			30,000
	1/10/06	29,485	2.03	29	59,971			60,000
	1/6/06	14,743	2.03	15	29,985			30,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/5/06	29,485	2.03	29	59,971			60,000
	1/6/06	29,485	2.03	29	59,971			60,000
	1/6/06	4,924	2.03	5	9,995			10,000
	1/13/06	2,949	2.03	3	5,997			6,000
	2/28/06	2,949	2.03	3	5,997			6,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	14,743	2.03	15	29,985			30,000
	4/28/06	8,846	2.03	9	17,991			18,000
	4/28/06	2,949	2.03	3	5,997			6,000
	5/1/06	2,949	2.03	3	5,997			6,000
	5/9/06	14,743	2.03	15	29,985			30,000
	5/1/06	14,743	2.03	15	29,985			30,000
	6/15/06	2,949	2.03	3	5,997			6,000
	9/29/06	2,949	2.03	3	5,997			6,000
	10/17/06	14,743	2.03	15	29,985			30,000
	10/13/06	14,743	2.03	15	29,985			30,000
	10/19/06	14,743	2.03	15	29,985			30,000
	11/10/06	7,371	2.03	7	14,993			15,000
	11/10/06	4,423	2.03	4	8,996			9,000
	11/10/06	29,485	2.03	29	59,971			60,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/6/06	5,897	2.03	6	11,994			12,000
	11/6/06	14,743	2.03	15	29,985			30,000
	11/22/06	14,743	2.03	15	29,985			30,000
	11/22/06	7,371	2.03	7	14,993			15,000
	12/1/06	29,485	2.03	29	59,971			60,000
	11/27/06	2,949	2.03	3	5,997			6,000
	12/6/06	9,848	2.03	10	20,030			20,040
	12/6/06	4,423	2.03	4	8,996			9,000
	12/6/06	7,371	2.03	7	14,993			15,000
	12/18/06	14,743	2.03	15	29,985			30,000
	1/24/07	14,743	2.03	15	29,985			30,000
	4/10/07	14,743	2.03	15	29,985			30,000
	5/31/07	2,949	2.03	3	5,997			6,000
	5/29/08	14,743	2.03	15	29,985			30,000
	5/29/08	14,743	2.03	15	29,985			30,000
	3/31/08	4,423	1.45	4	6,416			6,420
	3/10/08	2,949	2.03	3	5,997			6,000

Rounding					(5)			(5)
(Subscriptions Receivable) Collections					(237,415)			(237,415)

Net loss		-		-	-	-	(759,962)	(759,962)

Balance, December 31, 2006		15,805,729		15,806	2,010,788	-	(2,150,470)	(123,876)

Common stock issued		1,344,162		1,344	2,679,376	2,680,720

	2/5/07	4,423	2.03	4	8,996	9,000
	3/8/07	4,423	2.03	4	8,996	9,000
	4/26/07	14,743	2.03	15	29,985	30,000
	5/3/07	14,743	2.03	15	29,985	30,000
	5/8/07	5,897	2.03	6	11,994	12,000
	5/8/07	14,743	2.03	15	29,985	30,000
	5/8/07	14,743	2.03	15	29,985	30,000
	5/11/07	8,846	2.03	9	17,991	18,000
	5/11/07	4,423	2.03	4	8,996	9,000
	5/11/07	4,423	2.03	4	8,996	9,000
	5/14/07	9,730	2.03	10	19,790	19,800
	5/11/07	4,423	2.03	4	8,996	9,000
	5/18/07	14,743	2.03	15	29,985	30,000
	5/18/07	14,743	2.03	15	29,985	30,000
	5/24/07	14,743	2.03	15	29,985	30,000
	5/31/07	29,485	2.03	29	59,971	60,000
	6/2/07	49,181	2.03	49	100,031	100,080
	6/1/07	29,485	2.03	29	59,971	60,000
	6/1/07	29,485	2.03	29	59,971	60,000
	6/6/07	29,485	2.03	29	59,971	60,000
	6/4/07	4,924	2.03	5	10,015	10,020
	6/28/07	44,228	2.03	44	89,956	90,000
	6/15/07	5,897	2.03	6	11,994	12,000
	6/14/07	7,371	2.04	7	14,993	15,000
	6/15/07	4,423	2.03	4	8,996	9,000
	6/15/07	5,897	2.03	6	11,994	12,000
	6/15/07	14,743	2.03	15	29,985	30,000
	6/20/07	14,743	2.03	15	29,985	30,000
	6/20/07	14,743	2.03	15	29,985	30,000
	6/28/07	9,877	2.04	10	20,090	20,100
	6/20/07	14,743	2.03	15	29,985	30,000
	6/20/07	14,743	2.03	15	29,985	30,000
	6/29/07	14,743	2.03	15	29,985	30,000
	7/2/07	14,743	2.03	15	29,985	30,000
	7/2/07	5,897	2.03	6	11,994	12,000
	7/2/07	44,228	2.03	44	89,956	90,000
	7/2/07	1,474	2.04	1	2,999	3,000
	7/2/07	7,371	2.04	7	14,993	15,000
	7/11/07	29,485	2.03	29	59,971	60,000
	7/6/07	29,485	2.03	29	59,971	60,000
	7/11/07	29,485	2.03	29	59,971	60,000
	7/17/07	23,588	2.03	24	47,976	48,000
	7/16/07	147,425	2.03	147	299,853	300,000
	7/11/07	20,640	2.03	21	41,979	42,000
	7/18/07	26,537	2.03	27	53,973	54,000
	7/21/07	14,743	2.03	15	29,985	30,000
	7/23/07	11,794	2.03	12	23,988	24,000
	7/24/07	7,371	2.04	7	14,993	15,000
	7/26/07	29,485	2.03	29	59,971	60,000
	7/23/07	11,794	2.03	12	23,988	24,000
	7/27/07	29,485	2.03	29	59,971	60,000
	7/27/07	14,743	2.03	15	29,985	30,000
	7/30/07	14,743	2.03	15	29,985	30,000

	7/30/07	14,743	2.03	15	29,985			30,000
	7/31/07	26,537	2.03	27	53,973			54,000
	8/7/07	2,949	2.03	3	5,997			6,000
	8/25/07	29,485	2.03	29	59,971			60,000
	8/25/07	14,743	2.03	15	29,985			30,000
	8/30/07	14,743	2.03	15	29,985			30,000
	10/3/07	14,743	2.03	15	29,985			30,000
	10/17/07	10,320	2.08	10	21,490			21,500
	11/5/07	32,434	2.03	32	65,968			66,000
	10/22/07	4,924	2.03	5	10,015			10,020
	11/28/07	14,743	2.03	15	29,985			30,000
	11/15/07	5,307	2.04	5	10,795			10,800
	11/15/07	5,307	2.04	5	10,795			10,800
	12/15/07	14,743	2.03	15	29,985			30,000
	12/5/07	29,485	0.17	29	4,971			5,000
	12/4/07	2,949	2.03	3	5,997			6,000
	12/4/07	2,949	2.03	3	5,997			6,000
	12/12/07	14,743	2.03	15	29,985			30,000
	12/18/07	14,743	2.03	15	29,985			30,000
	12/21/07	23,883	2.03	24	48,576			48,600
	12/26/07	2,949	2.03	3	5,997			6,000
	12/26/07	14,743	2.03	15	29,985			30,000
	12/28/07	14,743	2.03	15	29,985			30,000
	12/29/07	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					53,149			53,149
Rounding		10			(9)			(9)
Net loss		-		-	-	-	(1,282,212)	(1,282,212)

Balance, December 31, 2007		17,149,891		17,150	4,743,304	-	(3,432,682)	1,327,772

Common stock issued		1,226,959		1,227	2,495,493			2,496,720

	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/4/08	14,743	2.03	15	29,985			30,000
	1/9/08	17,691	2.03	18	35,982			36,000
	1/9/08	29,485	2.03	29	59,971			60,000
	1/9/08	14,743	2.03	15	29,985			30,000
	1/10/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/15/08	147,425	2.03	147	299,853			300,000
	1/11/08	14,743	2.03	15	29,985			30,000
	1/18/08	14,743	2.03	15	29,985			30,000
	1/15/08	14,743	2.03	15	29,985			30,000
	1/22/08	14,743	2.03	15	29,985			30,000
	1/24/08	23,588	2.03	24	47,976			48,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/24/08	14,743	2.03	15	29,985			30,000
	1/28/08	14,743	2.03	15	29,985			30,000

	1/29/08	23,588	2.03	24	47,976			48,000
	1/28/08	14,743	2.03	15	29,985			30,000
	1/30/08	14,743	2.03	15	29,985			30,000
	2/7/08	17,691	2.03	18	35,982			36,000
	2/1/08	14,743	2.03	15	29,985			30,000
	2/1/08	19,165	2.03	19	38,981			39,000
	2/7/08	73,713	2.03	74	149,926			150,000
	2/1/08	98,274	2.03	98	199,882			199,980
	2/25/08	14,743	2.03	15	29,985			30,000
	2/25/08	23,588	2.03	24	47,976			48,000
	2/27/08	98,303	2.03	98	199,942			200,040
	3/1/08	19,165	2.03	19	38,981			39,000
	3/1/08	29,485	2.03	29	59,971			60,000
	2/29/08	5,897	2.03	6	11,994			12,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/3/08	14,743	2.03	15	29,985			30,000
	2/29/08	2,949	2.03	3	5,997			6,000
	3/4/08	2,949	2.03	3	5,997			6,000
	3/4/08	10,320	2.03	10	20,990			21,000
	3/5/08	14,743	2.03	15	29,985			30,000
	3/13/08	14,743	2.03	15	29,985			30,000
	3/10/08	14,743	2.03	15	29,985			30,000
	3/31/08	590	2.03	1	1,199			1,200
	3/25/08	14,743	2.03	15	29,985			30,000
	3/31/08	14,743	2.03	15	29,985			30,000
	4/2/08	14,743	2.03	15	29,985			30,000
	4/2/08	5,160	2.03	5	10,495			10,500
	4/7/08	117,940	2.03	118	239,882			240,000
	4/11/08	29,485	2.03	29	59,971			60,000
	4/9/08	14,743	2.03	15	29,985			30,000

(Subscriptions Receivable) Collections					893,988			893,988
Rounding		12			(17)			(17)
Net loss		-		-	-	-	(2,993,777)	(2,993,777)

Balance, December 31, 2008		18,376,850		18,377	8,132,768	-	(6,426,459)	1,724,686

Common stock issued		854,446		854	2,238,072			2,349,940

	3/28/08	58,970	2.03	59	119,941			120,000
	3/31/08	5,897	2.03	6	11,994			12,000
	4/7/08	7,371	2.03	7	14,993			15,000
	1/12/09	19,165	2.03	19	38,981			39,000
	1/12/09	14,743	2.03	15	29,985			30,000
	1/12/09	24,590	2.03	25	49,975			50,000
	1/12/09	122,864	2.03	123	249,877			250,000
	3/30/09	8,846	3.05	9	26,991			27,000
	3/16/09	5,897	3.05	6	17,994			18,000
	3/16/09	11,794	3.05	12	35,988			36,000
	3/18/09	7,371	3.05	7	22,493			22,500
	5/11/09	7,371	3.05	7	22,493			22,500

	5/15/09	7,371	3.05	7	22,493			22,500
	5/19/09	8,846	3.05	9	26,991			27,000
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500
	5/19/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500
	5/22/09	7,371	3.05	7	22,493			22,500
	6/30/09	8,846	3.05	9	26,991			27,000
	6/30/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	6/24/09	7,371	3.05	7	22,493			22,500
	6/18/09	20,640	3.05	21	62,979			63,000
	5/21/09	7,371	3.05	7	22,493			22,500
	5/20/09	7,371	3.05	7	22,493			22,500
	6/16/09	9,848	3.05	10	30,050			30,060
	6/29/09	44,228	3.05	44	134,956			135,000
	7/10/09	7,371	3.05	7	22,493			22,500
	6/25/09	7,371	3.05	7	22,493			22,500
	7/2/09	14,743	3.05	15	44,985			45,000
	7/2/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	7/23/09	7,371	3.05	7	22,493			22,500
	7/29/09	10,320	3.05	10	31,490			31,500
	7/31/09	30,959	3.05	31	94,469			94,500
	8/5/09	22,114	3.05	22	67,478			67,500
	8/27/09	14,743	3.05	15	44,985			45,000
	8/7/09	7,371	3.05	7	22,493			22,500
	8/21/09	20,640	3.05	21	62,979			63,000
	9/4/09	28,011	3.05	28	85,472			85,500
	9/4/09	5,897	3.05	6	17,994			18,000
	9/8/09	7,371	3.05	7	22,493			22,500
	9/18/09	11,794	3.05	12	35,988			36,000
	7/15/09	7,371	3.05	7	22,493			22,500
	7/17/09	7,371	3.05	7	22,493			22,500
	7/27/09	7,371	3.05	7	22,493			22,500
	9/25/09	7,371	3.05	7	22,493			22,500
	1/10/10	14,743	3.05	15	44,985			45,000
	12/18/09	88,455	3.05	88	269,912			270,000
	12/11/09	9,789	3.05	10	29,870			29,880
	11/25/09	32,787	3.05	33	99,967			100,000

(Subscriptions Receivable) Collections					(111,015)			(111,015)
Rounding				(1)	1

Net loss		-		-	-	-	(2,567,807)	(2,567,807)

Balance, December 31, 2009		19,231,296		19,231	10,370,839	-	(8,994,266)	1,395,804

Common stock issued	Total	705,311		706	2,149,637			3,456,342

	11/16/09	11,794	3.05	12	35,988			36,000
	1/10/10	14,743	3.05	15	44,985			45,000

	2/10/10	35,382	3.05	35	107,965			108,000
	2/9/10	10,320	3.05	10	31,490			31,500
	2/9/10	826	-	1	(1)
	3/23/10	29,485	3.05	29	89,971			90,000
	3/23/10	51,599	3.05	52	157,448			157,500
	3/23/10	81,909	3.05	82	249,938			250,020
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	5/12/10	10,320	3.05	10	31,490			31,500
	4/12/10	58,970	3.05	59	179,941			180,000
	5/19/10	10,320	3.05	10	31,490			31,500
	5/25/10	10,320	3.05	10	31,490			31,500
	7/15/10	106,146	3.05	106	323,894			324,000
	7/15/10	32,758	3.05	33	99,967			100,000
	7/12/10	8,551	3.05	9	26,091			26,100
	7/14/10	10,320	3.05	10	31,490			31,500
	7/12/10	7,371	3.05	7	22,493			22,500
	10/18/10	38,331	3.05	38	116,962			117,000
	10/20/10	10,320	3.05	10	31,490			31,500
	10/20/10	10,320	3.05	10	31,490			31,500
	10/27/10	10,320	3.05	10	31,490			31,500
	11/10/10	32,787	3.05	33	100,047			100,080
	11/16/10	11,794	3.05	12	35,988			36,000
	11/17/10	10,320	3.05	10	31,490			31,500
	11/23/10	10,320	3.05	10	31,490			31,500
	11/23/10	16,394	3.05	16	50,024			50,040
	11/24/10	7,371	3.05	7	22,495			22,502
	11/23/10	14,743	3.05	15	44,985			45,000
	11/26/10	4,128	3.05	4	12,596			12,600
	11/9/10	16,394	3.05	16	49,984			50,000

Conversion of notes payable to Common stock	Total	427,945		428	1,305,572

	11/9/10	49,151	3.05	49	149,951			150,000
	11/9/10	49,151	3.05	49	149,951			150,000
	11/11/10	73,713	3.05	74	224,926			225,000
	11/12/10	32,787	3.05	33	99,967			100,000
	11/22/10	131,061	3.05	131	399,869			400,000
	11/22/10	49,151	3.05	49	149,951			150,000
	11/23/10	14,743	3.05	15	44,985			45,000
	11/30/10	16,394	3.05	16	49,984			50,000
	12/3/10	11,794	3.05	12	35,988			36,000

(Subscriptions Receivable) Collections					(26,048)			(26,048)
Rounding		501		1	(1)

Unrealized gain on securities available for sale		-		-	-	542,573	-	542,573

Net loss		-		-	-	-	(3,757,370)	(3,757,370)

Balance, December 31, 2010		20,365,053		20,365	13,799,999	542,573	(12,751,636)	1,611,301

Common stock issued	Total	272,147		272	1,153,402	1,153,674

	3/18/11	70,764	4.24	71	299,929	300,000
	3/18/11	11,794	4.24	12	49,988	50,000
	3/18/11	5,897	4.24	6	24,994	25,000
	3/21/11	5,897	4.24	6	24,994	25,000
	3/18/11	11,794	4.24	12	49,988	50,000
	3/18/11	11,794	4.24	12	49,988	50,000
	3/18/11	11,794	4.24	12	49,988	50,000
	3/18/11	5,897	4.24	6	24,994	25,000
	3/18/11	5,897	4.24	6	24,994	25,000
	3/18/11	14,743	4.24	15	62,485	62,500
	3/21/11	5,897	4.24	6	24,994	25,000
	3/21/11	8,551	4.24	9	36,241	36,250
	3/22/11	5,897	4.24	6	24,994	25,000
	3/22/11	8,846	4.24	9	37,491	37,500
	3/22/11	5,897	4.24	6	24,994	25,000
	3/22/11	17,691	4.24	18	74,982	75,000
	3/22/11	7,076	4.24	7	29,993	30,000
	3/23/11	14,743	4.24	15	62,470	62,485
	3/24/11	23,588	4.24	24	99,947	99,971
	3/24/11	11,794	4.24	12	49,973	49,985
	3/25/11	5,897	4.24	6	24,977	24,983

Conversion of notes payable to Common stock	Total	36,060		36	109,994

	1/21/11	16,394	3.05	16	49,984	50,000
	1/21/11	19,666	3.05	20	60,010	60,030

Shares issued to existing shell stockholders in the reorganization	5/3/11	3,750,000		3,750	(3,750)	-

Common stock repurchased and cancelled from dissenting stockholders		(47,178)		(47)	(199,953)	(200,000)

Rounding		454		1	(1)

Proceeds from exercise of warrants	Total	4,718		5	14,395

	4/11/11	1,769	3.05	2	5,398	5,400
	5/25/11	413	-	-	-
	6/3/11	2,949	3.05	3	8,997	9,000

Warrants issued for services					1,053,150	1,053,150

Stock options vested	12/19/11				35,196	35,196

Shares issued for stock option excercised stock option exercised	11/22/11	11,794	3.05	12	35,960	35,972
Warrants issued in conjunction with convertible note					864,773	864,773

Impact of beneficial conversion feature			1,469,343			1,469,343

Unrealized gain on securities available for sale	-	-	-	(287,233)	-	(287,233)

Unrealized foreign currency translation effect				(2,927)		(2,927)

Net loss	-	-	-	-	(8,832,758)	(8,832,758)

Balance, December 31, 2011	24,393,461	24,394	18,332,508	252,413	(21,584,394)	(2,975,079)

Warrants issued in conjunction with convertible note			144,320			144,320

Warrants issued in conjunction with promissory note			637,248			637,248

Impact of beneficial conversion feature			144,320			144,320

Stock based compensation	-	-	376,784	-	-	376,784

Unrealized gain on securities available for sale	-	-	-	355,873	-	355,873

Unrealized foreign currency translation effect				1,649		1,649

Net loss	-	-	-	-	(2,944,993)	(2,944,993)

Balance, March 31, 2012	24,393,461	24,394	19,635,180	609,935	(24,529,387)	(4,259,878)

NOTE 11 – GEOGRAPHIC INFORMATION

For the three months ended March 31, 2012 and 2011, the Company earned revenue from countries outside of the U.S. as outlined in the table below. The Company did not have any significant currency translation or foreign transaction adjustments during the three months ended March 31, 2012 and 2011.

Country	Sales three months ended March 31, 2012	% of Total Revenue three months ended March 31, 2012	Three months three months ended March 31, 2011	% of Total Revenue three months ended March 31, 2011
Japan	$90,720	63%	$23,057	39%
South Korea	$46,000	32%	$0	0%

NOTE 12 – SUBSEQUENT EVENTS

In April 2012, the Company issued options to purchase an aggregate of 1,490,000 shares of its common stock to various of its directors, officers, employees and consultants at an exercise price of $3.60 per share. Such options expire on the tenth anniversary of the grant date and vest in equal installments over a three year period, with the first one-third of such options to vest on the one-year anniversary of the grant date.

In April 2012, the Company announced the appointment of Peter Ludlum as Executive Vice President and Chief Financial Officer. Yasushi Nagasaki who previously served as Chief Financial Officer will continue with the Company as Senior Vice President, Finance, effective upon Mr. Ludlum’s employment.

In April 2012, the Company’s subsidiary, Emmaus Medical Japan, Inc., issued a promissory note in the amount of 100,000,000 Japanese Yen which bears interest at 15% per annum and matures on the six month anniversary date of the note. Repayment of the Emmaus Medical Japan note is supported by the Company having entered into an intercompany promissory note with Emmaus Medical Japan, Inc. in the amount of $1,094,105 at 17% per annum which also matures on the six month anniversary date of the note.

In May 2012, the Company issued a convertible note in the principal amount of $500,000, which bears interest at 10% per annum and matures on the one-year anniversary date of the note. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower. If the Company fails to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes is due and payable to the holder.

The Company lease for its 4,540 square foot headquarters offices in Torrance, CA which expires on May 31, 2012 was extended to November 30, 2012 at a base rental of $4,994 per month plus $320 per month as its share of common area expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Emmaus Life Sciences, Inc. (the “Company”) and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation (“Emmaus Medical”), and Emmaus Medical’s wholly-owned subsidiaries Newfield Nutrition Corporation, a Delaware corporation (“Newfield”), Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”) and Emmaus Medical Europe, Ltd. (“EM Europe”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements for the years ended December 31, 2011 and 2010 and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012 (the “Annual Report”).

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining FDA and other regulatory approval for our future drug and biologic products, initiation, conduct and successful completion of our clinical trials, our ability to achieve regulatory approval for our L-glutamine treatment for sickle cell disease (“SCD”), our ability to commercialize our L-glutamine treatment for SCD; our reliance on third party manufacturers for our drug products, market acceptance of or reimbursement for our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, or if any of the risks or uncertainties described elsewhere in this report or in the “Risk Factors” section included as a part of Item 2.01 of the Annual Report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Company Overview

We develop and commercialize treatments and therapies for rare diseases and are primarily focused on the late-stage development—currently in Phase III clinical trials with the FDA — of the amino acid L-glutamine as a prescription drug for the treatment of SCD. To a lesser extent, we are also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution], which has received FDA approval, as a treatment for SBS in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. Our indirect wholly owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore® and AminoPure®. We also own a minority interest in CellSeed, Inc., a Japanese company listed on the JASDAQ NEO market in Tokyo, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment. Emmaus Medical, LLC was organized on December 20, 2000. In October 2003, Emmaus Medical, LLC undertook a reorganization and merged with Emmaus Medical, Inc., which was originally incorporated in September 2003.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors including: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of March 31, 2012, our accumulated deficit since inception is $24.1 million and we had cash and cash equivalents of $0.2 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately $5.2 million to complete our Phase III clinical trial and $400,000 to obtain regulatory approval of L-glutamine as a therapy for SCD. In addition, we agreed to pay CellSeed an aggregate of $8.5 million pursuant to the Research Agreement with CellSeed, Inc., which is still payable, and we believe that we will need approximately $3 million for research and development to develop corneal cell sheet technology in the U.S. and $2.8 million to initiate the cardiac cell sheet work. In addition, we estimate that we will need $2.5 million for research related to other cell sheet applications and GMP laboratory costs for regenerative medicine. We paid the $1.5 million we agreed to pay CellSeed pursuant to the Individual Agreement in February 2012.

Recent Highlights

In April 2009, the FDA authorized us to begin a large Phase III clinical trial directed to study L-glutamine as an experimental agent to reduce sickle cell crisis. Patient enrollment began in mid-2010 and as of May 10, 2012, we have signed contracts with 30 study sites across the United States and have enrolled over 150 patients. An interim analysis of a subset of data from the Phase III Clinical Trial is planned for the very near future and the results will be reported to the FDA by way of an independent third party. We aim to complete the Phase III clinical trial enrollment by mid 2012 and complete the trial in 2013.

In October 2010, we formed Emmaus Medical Japan, Inc. (“EM Japan”) which is now a wholly-owned subsidiary of Emmaus Medical that markets and sells AminoPure® in Japan and other neighboring regions. EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future. The results of EM Japan have been included in the consolidated financial statements of the Company since the date of its formation. EM Japan recorded approximately $90,720 in net sales in the three months ended March 31, 2012 and approximately $23,000 in 2011.

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

We sell L-glutamine as a nutritional supplement under the brand name AminoPure® through our wholly-owned subsidiary Newfield Nutrition Corporation. The product is currently sold online and through retail stores in multiple states and via importers and distributors in Japan, Taiwan, Ghana and South Korea. As part of the growth strategy, Newfield Nutrition is focused on adding additional distributors both domestically and internationally. In November 2010, we added a new distributor in Taiwan. In November 2011, we added a new distributor in South Korea for the distribution of AminoPure® and received our first order from this South Korean distributor in January 2012.

 In November 2011, we formed EM Europe, a wholly owned subsidiary of Emmaus Medical. EM Europe’s primary focus is expanding the business of Emmaus Medical in Europe. EM Europe submitted an application for orphan medicinal product designation with the European Medicines Agency (“EMA”) in January 2012.

On February 28, 2012, our board of directors and stockholders holding a majority of the voting power of our outstanding shares of common stock approved an amendment to our Certificate of Incorporation to effect a reverse stock split of all outstanding shares of our common stock at an exchange ratio of up to one-for-three (1:3) (the “Reverse Stock Split”), with our board of directors maintaining the discretion of whether or not to implement the Reverse Stock Split and which exchange ratio to implement prior to the closing of a contemplated public offering of our common stock. Our board of directors has not determined whether to effect the Reverse Stock Split or which exchange ratio to implement. If our board of directors elects to effect the Reverse Stock Split, it will set the ratio for the Reverse Stock Split as it determines is advisable after consulting with the underwriters and advisors and considering relevant market conditions at the time of the closing of the contemplated public offering. The board of directors will effect the Reverse Stock Split, if at all, by filing the amendment with the Delaware Secretary of State. The par value and number of authorized shares of our common stock will remain unchanged.

Financial Overview

Revenue

As noted above, we are in the development stage. Since our inception in 2000, we have had limited revenue from the sale of NutreStore®, an FDA approved prescription drug to treat SBS, and AminoPure®, a nutritional supplement. We have funded operations principally through the private placement of equity securities and debt financings. Emmaus Medical’s operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, developing clinical trials for sickle cell treatment, establishing manufacturing for products and maintaining and improving its patent portfolio. In November 2011, we added a new distributor in South Korea for the distribution of AminoPure® and received our first order from this South Korean distributor in January 2012.

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

The drug development process to obtain FDA approval is very costly and time consuming. Even with the granting of orphan drug status and fast track designation, the successful development of the L-glutamine treatment for SCD is uncertain and subject to a number of variables, in addition to other risks, some of which are described above under the caption “Risk Factors” included in the Annual Report.

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

In connection with our agreements with CellSeed related to the development of corneal cell sheet technology in the U.S., we believe that the future cost to develop this technology is approximately $11.5 million, which includes the $8.5 million we have agreed to make to CellSeed pursuant to the Research Agreement which we have not yet paid, and $3.0 million in research and development costs. Such estimate includes the cost of obtaining FDA approval for the cornea cell sheets. We have assumed that we will need biologic approval of the FDA for the cornea cell sheets, rather than pharmaceutical approval, and that we will only have to run a small trial here in the U.S. to test the safety and efficacy of the corneal cell sheets because we believe that we will be able to submit, and the FDA will accept, the data regarding corneal cell sheets submitted to the European Medicines Agency (EMA). We estimate that we will need an additional $2.0 million to commercialize the corneal cell sheet technology. Based on the data available for cornea treatment using this technology, we anticipate it will be several years before we can commercialize this product in the U.S. In addition, we plan to participate in a multi-center international study involving cardiac cell sheets within the next two years. We estimate that we will need $2.8 million to initiate the cardiac cell sheet work. The total estimated costs and timeframe for commercialization and development of the cardiac cell sheets has not been determined. In addition, we estimate that we will need $2.5 million for research related to other cell sheet applications and GMP laboratory costs for regenerative medicine.

At this time, no research and development costs are associated with the SBS treatment.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development, information technology, marketing, and legal functions. Other general and administrative expenses include facility costs, patent filing costs, and professional fees for legal, consulting, auditing and tax services.

Inventories

Inventories consist of finished goods and work–in-process and are valued based on a first-in, first-out basis and at the lower of cost or market value. All of the purchases during the three months ended March 31, 2012 and 2011 were from one vendor.

Results of Operations

	Three months ended March 31,		From December 20, 2000 (date of inception) to March 31,
	2012	2011	2012
SALES	$153,727	$59,468	$867,382
SALES RETURN & ALLOWANCE	(8,560)	(255)	(41,099)
REVENUES	$145,167	$59,213	$826,283

COST OF GOODS SOLD
Cost of goods sold	20,588	25,101	378,726
Scrapped inventory	-	-	235,537
Total cost of goods sold	20,588	25,101	614,263
GROSS PROFIT	124,579	34,112	212,020

OPERATING EXPENSES
Research and development	542,593	310,763	6,994,450
Selling	100,515	201,511	2,599,481
General and administrative	1,534,243	647,825	12,194,869
Transaction costs	-	-	788,893
	2,177,351	1,160,099	22,577,693

LOSS FROM OPERATIONS	(2,052,772)	(1,125,987)	(22,365,673)

OTHER INCOME (EXPENSE)
Interest income	7,077	6,445	122,804
Interest expense	(893,498)	(11,811)	(2,262,661)
	(886,421)	(5,366)	(2,139,857)

LOSS BEFORE INCOME TAXES	(2,939,193)	(1,131,353)	(24,505,530)

INCOME TAXES	5,800	850	23,857

NET LOSS	(2,944,993)	(1,132,203)	(24,529,387)
NET LOSS PER COMMON SHARE	$(0.12)	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,393,461	20,429,106

Three months ended March 31, 2012 and 2011

Net Losses. Net losses increased by $1.8 million, or 160%, to $2.9 million from $ 1.1 million for the three months ended March 31, 2012 and 2011, respectively. The increase in losses is primarily a result of increased operating expenses as discussed below. As of March 31, 2012, we had an accumulated deficit of approximately $24.5 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues. Sales increased $0.094 million, or 159%, to $0.154 million from $0.059 million for the three months ended March 31, 2012 and 2011, respectively. Sales increased primarily due to increases in the number of units sold of our AminoPure® product. There were $0.008 million in returns of NutreStore® product in the three months ended March 31, 2012 as compared to negligible returns in the three months ended March 31, 2011.

Cost of Goods Sold. Cost of goods sold decreased to $0.021 million from $0.025 million for the three months ended March 31, 2012 and 2011, respectively. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. No scrapped inventory expense was realized for the three months ended March 31, 2012 and for the three months ended March 31, 2011. All of the purchases during the three months ended March 31, 2012 and 2011 were from one vendor.

Research and Development Expenses. Research and development expenses increased $0.2 million, or 75%, to $0.5 million from $0.3 million for the three months ended March 31, 2012 and 2011, respectively. This increase was primarily due to increases in our CRO costs and study site costs due to the increase in the patient enrollment for the Phase III clinical trial of our L-glutamine treatment for SCD. For the three months ended March 31, 2012, the CRO spent a significant amount of time with Phase III study related activities and a total of 30 clinical study sites were actively recruiting patients during 2012. Research and development costs increased as follows: $0.107 million for CRO costs; $0.121 million for study site expenses and $0.008 million for study site set up costs.

Selling Expenses. We incurred selling expenses of $0.1 million and $0.2 million for each of the three months ended March 31, 2012 and March 31, 2011. Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore®, Zorbtive®, and AminoPure®. Selling expenses decreased due to the downsizing of the sales force.

General and Administrative Expenses. General and administrative expenses increased $0.9 million, or 137%, to $1.5 million from $0.6 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The increase was largely due to an increase in costs related to increased payroll, legal fees and other initial public offering (IPO) related expenses. The Company increased its management and professional staff to support its efforts to prepare for the Merger and IPO. As a result of this effort, the payroll increased $0.1 million, share based compensation increased by $0.4 million and legal and other IPO related expenses increased by $0.2 million and $0.1 million, respectively.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $0.2 million as of March 31, 2012, the Company does not appear to have sufficient operating capital for its business without raising additional capital. We incurred losses of $2.9 million for the three months ended March 31, 2012 and $1.1 million for the three months ended March 31, 2011. We had an accumulated deficit since inception to March 31, 2012 of $24.5 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the development and commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease, the corneal cell sheets technology and the expansion of corporate infrastructure, including costs associated with being a public company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received numerous loans from stockholders as discussed below. Emmaus Medical raised approximately $1.2 million in a private offering of its common stock in March 2011. In addition, the Company has raised about $1.8 million by notes payable and $3.9 million by convertible notes payable in 2011 and $1.6 million by notes payable and $0.7 million by convertible notes payable in the three months ending March 31, 2012. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the development of cell sheet technology in the U.S.

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

In April 2011, Emmaus Medical entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, an addendum to the agreements. Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products. Pursuant to the Individual Agreement, CellSeed granted us the exclusive right to manufacture, sell, market and distribute CAOMECS for the cornea in the United States and agreed to disclose its accumulated information package (the “Package”) for the joint development of CAOMECS to us. Under the Research Agreement, as supplemented by the addendum, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the Package to Emmaus and Emmaus providing written confirmation of its acceptance of the complete Package. Pursuant to the Individual Agreement, the Company agreed to pay $1.5 million to CellSeed (the “Individual Agreement Payment”) within 30 days of CellSeed’s delivery of the Package to the Company and a royalty to be agreed upon by the parties. The Company made the Individual Agreement Payment to CellSeed in February 2012. Pursuant to an addendum to the Research Agreement, CellSeed and the Company confirmed that the Company is obligated to make the Research Agreement Payment only after the Company provides its written confirmation of acceptance of the complete Package from CellSeed. We intend to use $1.5 million of the proceeds from an offering of our common stock to pay a portion of the Research Agreement Payment to CellSeed. We currently anticipate the delivery of the Package to Emmaus to be completed after we begin to generate revenues from the commercialization of our L-glutamine treatment for SCD and, therefore, we believe that we will be able to pay the remaining $7.0 million that will be payable to CellSeed pursuant to the Research Agreement from revenue. If the Package is delivered prior to our generation of revenue from the commercialization of our L-glutamine SCD treatment, we will seek other funding sources, including the sale of additional equity or debt securities, in order to make the payment. CellSeed may terminate these agreements with us if we are unable to make timely payments, which are required under the agreements.

In addition to the Research Agreement Payment we have agreed to pay CellSeed pursuant to the Research Agreement, we currently estimate that we will need an additional $5.2 million to complete our Phase III clinical trial and $0.4 million to obtain FDA approval for our L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.5 million per month. Our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure® for revenues, which we expect will increase. Revenues from NutreStore® are currently not significant and we are unsure whether sales of NutreStore® will increase. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. If we do not receive adequate funding to complete our clinical trials or to obtain FDA approval for our L-glutamine treatment for SCD, we may be required to delay our trial. If we are required to delay our trial, we cannot enroll additional subjects, which will delay the approval of our L-glutamine treatment for SCD.

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

For the three months ended March 31, 2012 and during the year ended December 31, 2011, we borrowed varying amounts pursuant to promissory notes, the majority of which has been from our stockholders. As of March 31, 2012 and December 31, 2011, the amounts outstanding under outstanding promissory notes totaled $8.0 million and $5.7 million, respectively. Of the $8.0 million of promissory notes outstanding as of March 31, 2012, $4.8 million was due to stockholders and $5.7 million of promissory notes outstanding as of December 31, 2011, $3.0 million was due to stockholders. The promissory notes carry interest from 0% to 11% and, except for two promissory notes in the principal amounts of $0.5 million and $0.8 million, the debt is unsecured. Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum. The net proceeds of the loans were used for working capital.

The table below lists our outstanding convertible loans as of March 31, 2012 and the material terms of such loans:

Lender	Loan Type	Annual Interest Rate	Date of loan	Term of Loan	Principal Loan Amount (1)	Conversion Price	Amount Outstanding as of March 31, 2012 (1)	Number of Shares Underlying Note as of March 31, 2012
Nami Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$3.05	$18,000	5,898
Makoto Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$3.05	$18,000	5,898
Kazuo Murakami	Convertible	0%	8/16/2010	5 years	$18,000	$3.05	$18,000	5,898
M’s Support Co. Ltd.	Convertible	0%	8/17/2010	5 years	$18,000	$3.05	$18,000	5,898
Yumiko Takemoto	Convertible	6%	11/23/2010	5 years	$2,000	$3.05	$2,000	656
Shigeru Matsuda	Convertible	6.5%	1/12/2009	5 years	$221,895	$3.05	$268,123	87,914
Mitsubishi UFJ Capital III, Limited Partnership	Convertible	10%	3/14/2011	5 years	$500,000	$3.05	$500,000	163,809
Yasushi Nagasaki	Convertible	8%	6/29/2011	1 year	$360,000	$3.60	$382,080	106,133
Andrew Wood	Convertible	8%	7/8/2011	1 year	$3,240	$3.60	$3,432	953
Yung Min Suh	Convertible	8%	7/11/2011	1 year	$925,200	$3.60	$979,467	272,074
Yumiko Nakamura	Convertible	8%	8/9/2011	1 year	$54,000	$3.60	$56,820	15,783
Technoble Co., Ltd.	Convertible	8%	8/30/2011	1 year (2)	$130,100	$3.60	$136,316	37,865
Delfan Co., Ltd.	Convertible	8%	8/30/2011	1 year (2)	$130,100	$3.60	$136,316	37,865
Jun & Yumi Saito	Convertible	8%	8/31/2011	1 year	$5,400	$3.60	$5,657	1,571
Sumiko Fujisawa	Convertible	8%	9/7/2011	1 year (2)	$30,000	$3.60	$31,380	8,716
Hideki & Eiko Uehara	Convertible	8%	9/7/2011	1 year (2)	$30,000	$3.60	$31,380	8,716
Dennis Y. Teranishi	Convertible	8%	9/9/2011	1 year (2)	$108,000	$3.60	$112,920	31,366
Shitabata Family Trust	Convertible	8%	9/29/2011	1 year (2)	$450,000	$3.60	$468,500	130,138
Shitabata Family Trust	Convertible	8%	10/3/2011	1 year (2)	$1,050,000	$3.60	$1,092,233	303,398
MLPF&S Cust. FBO Willis C. Lee	Convertible	8%	10/5/2011	1 year	$128,002	$3.60	$133,093	36,970
Tracey & Mark Doi	Convertible	8%	2/10/2012	1 year	$108,000	$3.60	$109,224	30,340
The Saito Family Trust	Convertible	8%	2/20/2012	1 year (2)	$100,000	$3.60	$100,911	28,030
J.R. Downey	Convertible	8%	3/2/2012	1 year (2)	$150,005	$3.60	$151,005	41,945
Robert and Megumi Jo	Convertible	8%	2/18/2012	1 year (2)	$100,000	$3.60	$100,911	28,030
Yukio Hasegawa	Convertible	8%	2/15/2012	1 year (2)	$133,333	$3.60	$134,696	37,415
Hiroshi Iguchi	Convertible	8%	2/20/2012	1 year (2)	$133,333	$3.60	$134,548	37,374
TOTAL					$4,924,608		$5,143,012

(1)
Represents the full amount of the principal and amount outstanding (inclusive of accrued interest), as applicable, on each loan as of the dates indicated, without regard for the value of any recorded discounts for (i) the beneficial conversion feature of convertible notes or (ii) warrants issued in connection with certain convertible notes.

(2)	Lender may demand repayment of the note on or after the three-month anniversary of the loan date.

The table below lists our outstanding non-convertible loans as of March 31, 2012 and the material terms of such loans:

Lender	Loan Type	Annual Interest Rate	Date of loan	Term of Loan	Principal Loan Amount (1)	Amount Outstanding as of March 31, 2012 (1)
Hope International Hospice, Inc.	Non-convertible	8%	1/12/2011	2 years	$200,000	$203,556
Yutaka Niihara	Non-convertible	6.5%	1/12/2009	Due on demand	$350,000	$351,201
Yutaka Niihara	Non-convertible	8%	6/21/2011	Due on demand	$30,000	$30,067
Equities First Holdings, LLC	Non-convertible	4.5%	7/21/2011	3 years	$841,728	$841,728
Hope International Hospice, Inc.	Non-convertible	8%	1/17/2012	Due on demand	$200,000	$203,333
Lan T. Tran	Non-convertible	11%	2/10/2012	2 years (2)	$205,000	$208,195
Izumi Tanaka	Non-convertible	11%	2/16/2012	2 years (3)	$133,333	$135,167
Mariko Tejima	Non-convertible	11%	2/16/2012	2 years (3)	$133,333	$135,167
Hideki & Eiko Uehara	Non-convertible	11%	2/15/2012	Due on demand	$133,333	$135,207
Shigeru Matsuda	Non-convertible	11%	2/15/2012	Due on demand	$833,335	$845,048
TOTAL					$3,060,062	$3,088,669

(1)
Represents the full amount of the principal and amount outstanding (inclusive of accrued interest), as applicable, on each loan as of the dates indicated, without regard for the value of any recorded discounts for (i) the beneficial conversion feature of convertible notes or (ii) warrants issued in connection with certain convertible notes.

(2)	Lender may demand repayment of the note in full at any time prior to maturity.
(3)	Lender may demand repayment of the note on or after the six-month anniversary of the loan date.

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

The loan to the Company from Shigeru Matsuda from January 2009 is evidenced by a promissory note. If requested by the lender, we must make quarterly interest only payments. The lender may also allow interest payments to accrue, pursuant to which the unpaid but accrued interest shall be added to the principal. The entire unpaid principal and any accrued interest thereon shall become immediately due and payable on demand by the holder. The holder, at any time during the term of the note, may convert the principal amount and any accrued interest owing at the time of such conversion into shares of our common stock at $3.05 per share. If we fail to make a payment within 10 days after the due date, we must pay an additional late fee equal to 2% of the late interest payment. Dr. Niihara and Daniel Kimbell, the former Chief Operating Officer of Emmaus Medical, agreed to be the primary guarantor and secondary guarantor on the note such that in the event we are unable to pay the note, Dr. Niihara and Mr. Kimbell, in that order, shall make payments due to the lender. If we or the guarantors fail to make any payment due under the terms of the note, or breach any condition relating to any security, security agreement, note, mortgage or lien granted as collateral security for the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership not vacated within 30 days, the entire balance of the note and any interest accrued thereon shall be immediately due and payable to the holder.

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

The loans to the Company from Jun & Yumi Saito, Andrew K. Wood and Yumiko Nakamura are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the notes, we issued Jun & Yumi Saito, Mr. Wood and Ms. Nakamura, three-year warrants to purchase 375,225 and 3,750 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

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

The loans to the Company from Technoble Co., Ltd., Delfan Co., Ltd., Hideki & Eiko Uehara, Sumiko Fujisawa, Dennis Teranishi and the Shitabata Family Trust are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note, unless after the three month anniversary of the loan date the holder demands earlier payment of the note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the notes, we issued Technoble, Delfan, Hideki & Eiko Uehara, Ms. Fujisawa, Mr. Teranishi and the Shitabata Family Trust three-year warrants to purchase 9,035, 9,035, 2,083, 2,083, 7,500 and 208,333 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder. Dr. Niihara and Mr. Lee provided a guarantee on the promissory notes entered into with the Shitabata Family Trust.

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

The loan to the Company from MLPF&S Cust. FBO Willis C. Lee is evidenced by a promissory note. The entire principal amount of the note and any outstanding accrued interest thereon is due on the maturity date of the note. The principal amount plus the unpaid accrued interest due under the promissory note is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the note, we issued three-year warrants to purchase 35,556 shares of our common stock at a per share exercise price equal to $1.00. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

The loan to the Company from Hope International Hospice, Inc. is evidenced by a promissory note. The entire principal amount of the note and any outstanding accrued interest thereon is due on demand. In connection with the issuance of the note, we issued Hope International Hospice, Inc. three-year warrants to purchase 55,556 shares of our common stock, at a per share exercise price equal to $1.00. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

The loans to the Company from Ms. Izumi Tanaka and Ms. Mariko Tejima are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note, unless after the six month anniversary of the loan date the holder demands earlier payment of the note. The Company must make quarterly interest payments under each note. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

The loan to the Company from Ms. Lan T. Tran is evidenced by a promissory note. The entire principal amount of the note and any outstanding accrued interest thereon is due on demand. In connection with the issuance of the note, we issued Ms. Tran three-year warrants to purchase 56,945 shares of our common stock, at a per share exercise price equal to $1.00. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

The loans to the Company from Mr. & Mrs. Uehara and Shigeru Matsuda from February 2012 are evidenced by promissory notes. The Company is required to make quarterly interest payments pursuant to the notes. The entire principal amount of each note and any outstanding accrued interest thereon is due upon demand of the holder. In connection with the issuance of the notes, we issued Mr. & Mrs. Uehara and Mr. Matsuda three-year warrants to purchase 37,037 and 231,482 shares of our common stock, respectively, at a per share exercise price equal to $1.00. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall immediately be due and payable to the holder.

The loan to the Company from Tracey & Mark Doi is evidenced by a promissory note. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of the note. The principal amount plus the unpaid accrued interest due under the note is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the note, we issued Mrs. & Mr. Doi three-year warrants to purchase 30,000 shares of our common stock at a per share exercise price equal to $1.00. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

The loan to the Company from Yukio Hasegawa is evidenced by a promissory note. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note, unless after the three month anniversary of the loan date the holder demands earlier payment of the note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the note, we issued Mr. Hasegawa three-year warrants to purchase 9,259 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

The loans to the Company from The Saito Family Trust, J.R. Downey, Robert & Megumi Jo and Hiroshi Iguchi are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the one-year anniversary date of the note, unless after the three month anniversary of the loan date the holder demands earlier payment of the note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the notes, we issued The Saito Family Trust, J.R. Downey, Robert & Megumi Jo and Hiroshi Iguchi three-year warrants to purchase 6,944; 10,417; 6,944, and 9,259 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities decreased by $0.1 million, or 11%, to $1.0 million from $1.1 million for the three months ended March 31, 2012 and 2011, respectively. This decrease was primarily due to a $ 1.8 million increase in net loss offset by an increase in the accounts payable outstanding balance of $ 0.6 million, and an increase in deposits of $ 0.2 million. In addition, we issued warrants to two members of the board of directors for their services rendered, which resulted in a $ 0.4 million decrease in cash flows used in operating activities. These warrants have not been exercised and were recorded in operating activities as non-cash item. Another non-cash item is interest expenses accrued from discount of convertible note of $ 0.8 million. The increase in operating expenses was a direct result of costs associated in preparing for the merger and public offering.

Net cash used in investing activities

Net cash flows used in investing activities increased to $1.5 million from $0.001 million for the three months ended March 31, 2012 and 2011, respectively. The increase was mainly due to a payment of license for CellSeed Corneal technology.

Net cash from financing activities

Net cash flows from financing activities increased by $0.4 million, or 21%, to $2.4 million from $2.0 million for the three months ended March 31, 2012 and 2011, respectively primarily as a result a $1.6 million increase in the proceeds from the issuance of notes payable and convertible notes payable, partially offset by a $1.2 million decrease in proceeds from the issuance of shares of our common stock. Since July 2011, the Company has mainly relied on the sale and issuance of convertible and non-convertible notes for its financial and working capital needs.

None of the convertible notes payable were converted into shares of our common stock during the three months ended March 31, 2012, compared to $0.1 million for the three months ended March 31, 2011.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements which is provided in this Form 10-Q, we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

We estimate our sales return based upon our prior sales and return history. Historically, sales returns have been very nominal. We continue to monitor our returns and will adjust our estimates based on its actual sales return experience. The Company records a 5% Sales Return Allowance for the NutreStore sales in the accompanying financial statements.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In connection with the issuance of a non-convertible promissory note to Hope International Hospice, Inc. on January 17, 2012, we issued to Hope International Hospice, Inc. three-year warrants to purchase 55,556 shares of our common stock at a per share exercise price equal to $1.00.

On February 10, 2012, Ms. Lan T. Tran, an Officer of the Company, made a loan to the Company in the principal amount of $205,000, which loan is evidenced by a promissory note. The entire principal amount of the note and any outstanding accrued interest thereon is due on demand. The loan bears interest at 11% per annum. In connection with the issuance of the note, we issued Ms. Tran three-year warrants to purchase 56,945 shares of our common stock, at a per share exercise price equal to $1.00. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

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

In February and March 2012, we issued the following convertible promissory notes to the following persons with the terms indicated below:

Noteholder	Type of Note	Interest Rate	Date of Note	Term (1)	Principal Amount
The Saito Family Trust	Convertible	8%	2/20/2012	1 year	$100,000
J.R. Downey	Convertible	8%	3/2/2012	1 year	$150,005
Robert and Megumi Jo	Convertible	8%	2/18/2012	1 year	$100,000
Yukio Hasegawa	Convertible	8%	2/15/2012	1 year	$133,333
Hiroshi Iguchi	Convertible	8%	2/20/2012	1 year	$133,333

(1) Lender may demand repayment of the note on or after the 3-month anniversary of the loan date.

The loans to the Company from The Saito Family Trust, J.R. Downey, Robert & Megumi Jo and Hiroshi Iguchi are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the one-year anniversary date of the note, unless after the three month anniversary of the loan date the holder demands earlier payment of the note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the notes, we issued The Saito Family Trust, J.R. Downey, Robert & Megumi Jo and Hiroshi Iguchi three-year warrants to purchase 6,944; 10,417; 6,944, and 9,259 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

The loan to the Company from Yukio Hasegawa is evidenced by a promissory note. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note, unless after the three month anniversary of the loan date the holder demands earlier payment of the note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the note, we issued Mr. Hasegawa three-year warrants to purchase 9,259 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

In February 2012, in connection with the issuance of non-convertible promissory notes to Hideki & Eiko Uehara and Shigeu Matsuda, we issued Mr. & Mrs. Uehara and Mr. Matsuda three-year warrants to purchase 37,037 and 231,482 shares of our common stock, respectively, at a per share exercise price equal to $1.00.

In February 2012, we issued warrants to purchase 1,000,000 and 500,000 to Henry McKinnell and Alfred Osborne, respectively, with an exercise price of $1.00 per share. Each warrantholder may purchase one-half of the shares underlying his respective warrant in 2013 only and the other half of the shares underlying his warrant in 2014 only. The warrants were issued to each of the directors as compensation for their contributions to various projects on the Company’s behalf.

All of the convertible notes and warrants issued to the above-referenced securityholders were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. These securities qualified for exemption under Rule 506 promulgated under Section 4(2) of the Securities Act because the issuance of securities by the Company did not involve a “public offering.” The issuance was not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; (iii) each offeree was an “accredited investor” as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees.

In April 2012, the Company issued options to purchase an aggregate of 1,490,000 shares of its common stock to various of its directors, officers, employees and consultants at an exercise price of $3.60 per share. Such options expire on the tenth anniversary of the grant date and vest in equal installments over a three year period, with the first one-third of such options to vest on the one-year anniversary of the grant date. These options qualified for exemption under Rule 506 promulgated under Section 4(2) of the Securities Act because the issuance of the options by the Company did not involve a “public offering.” The issuance was not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; and (iii) the investment intent of the offeree.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On January 17, 2012, Hope International Hospice, Inc., of which Dr. Niihara is the Chief Executive Officer, made a loan to the Company in the principal amount of $200,000, which loan is evidenced by a promissory note. The lender may demand repayment of the note at any time. The loan bears interest at 8% per annum. In connection with the issuance of the note, we issued Hope International Hospice, Inc. three-year warrants to purchase 55,556 shares of our common stock at a per share exercise price equal to $1.00.

On February 10, 2012, Ms. Lan T. Tran, an Officer of the Company, made a loan to the Company in the principal amount of $205,000, which loan is evidenced by a promissory note. The entire principal amount of the note and any outstanding accrued interest thereon is due on demand. The loan bears interest at 11% per annum. In connection with the issuance of the note, we issued Ms. Tran three-year warrants to purchase 56,945 shares of our common stock, at a per share exercise price equal to $1.00. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

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

In February and March 2012, we issued the following convertible promissory notes to the following persons with the terms indicated below:

Noteholder	Type of Note	Interest Rate	Date of Note	Term (1)	Principal Amount
The Saito Family Trust	Convertible	8%	2/20/2012	1 year	$100,000
J.R. Downey	Convertible	8%	3/2/2012	1 year	$150,005
Robert and Megumi Jo	Convertible	8%	2/18/2012	1 year	$100,000
Yukio Hasegawa	Convertible	8%	2/15/2012	1 year	$133,333
Hiroshi Iguchi	Convertible	8%	2/20/2012	1 year	$133,333
(1) Lender may demand repayment of the note on or after the 3-month anniversary of the loan date.

The loans to the Company from The Saito Family Trust, J.R. Downey, Robert & Megumi Jo and Hiroshi Iguchi are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the one-year anniversary date of the note, unless after the three month anniversary of the loan date the holder demands earlier payment of the note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the notes, we issued The Saito Family Trust, J.R. Downey, Robert & Megumi Jo and Hiroshi Iguchi three-year warrants to purchase 6,944; 10,417; 6,944, and 9,259 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

The loan to the Company from Yukio Hasegawa is evidenced by a promissory note. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note, unless after the three month anniversary of the loan date the holder demands earlier payment of the note. The principal amount plus the unpaid accrued interest due under each of the promissory notes is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the note, we issued Mr. Hasegawa three-year warrants to purchase 9,259 shares of our common stock, respectively, at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

In February 2012, we issued non-convertible promissory notes to the following persons with the terms indicated below:

Noteholder	Type of Note	Interest Rate	Date of Note	Term of Note	Principal Amount
Izumi Tanaka	Non-convertible	11%	2/16/2012	2 years (1)	$133,333
Mariko Tejima	Non-convertible	11%	2/16/2012	2 years (1)	$133,333
Hideki & Eiko Uehara	Non-convertible	11%	2/15/2012	Due on demand	$133,333
Shigeru Matsuda	Non-convertible	11%	2/15/2012	Due on demand	$833,335

(1) Lender may demand repayment of the note on or after the six-month anniversary of the loan date.

The loans to the Company from Mr. & Mrs. Uehara and Shigeru Matsuda are evidenced by promissory notes. The Company is required to make quarterly interest payments pursuant to the notes. The entire principal amount of each note and any outstanding accrued interest thereon is due upon demand of the holder. In connection with the issuance of the notes, we issued Mr. & Mrs. Uehara and Mr. Matsuda three-year warrants to purchase 37,037 and 231,482 shares of our common stock, respectively, at a per share exercise price equal to $1.00. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall immediately be due and payable to the holder.

The loans to the Company from Ms. Izumi Tanaka and Ms. Mariko Tejima are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the maturity date of each note, unless after the six month anniversary of the loan date the holder demands earlier payment of the note. The Company must make quarterly interest payments under each note. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

In February 2012, we issued warrants to purchase 1,000,000 and 500,000 to Henry McKinnell and Alfred Osborne, respectively, with an exercise price of $1.00 per share. Each warrantholder may purchase one-half of the shares underlying his respective warrant in 2013 only and the other half of the shares underlying his warrant in 2014 only. The warrants were issued to each of the directors as compensation for their contributions to various projects on the Company’s behalf.

In April 2012, the Company’s subsidiary, EM Japan, issued a promissory note in the amount of 100,000,000 Japanese Yen which bears interest at 15% per annum and matures on the six-month anniversary date of the note. The Company entered into an intercompany promissory note in the principal amount of $1,094,105 which bears interest at 17% per annum with EM Japan to support repayment of the note issued by EM Japan. The intercompany note matures on the six-month anniversary date of the note.

In May 2012, the Company issued a convertible note in the principal amount of $500,000, which bears interest at 10% per annum and matures on the one-year anniversary date of the note. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower. If the Company fails to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes is due and payable to the holder

In May 2012, we entered into a lease extension agreement with our landlord for our office space located at 20725 S. Western Ave., Suite 136 in Torrance, California. Pursuant to the agreement, we extended our lease for six months from June 1, 2012 to November 30, 2012 at a monthly rent of $4,994.00.

The information included in this Item 5 is provided in accordance with Item 1.01, Item 1.02, Item 2.03 and Item 3.02 of Form 8-K.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Document

4.1
Form of Warrant dated February 29, 2012 issued to Henry McKinnell and Alfred Osborne in the amounts indicated on Schedule A attached to the Form of Warrant (incorporated by reference to Exhibit 4.20 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 10, 2012).

4.2
Warrant dated January 17, 2012 issued by the registrant to Hope International Hospice, Inc. (incorporated by reference to Exhibit 4.19 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2012).

4.3
Convertible Promissory Note dated as of February 10, 2012 issued by the registrant to Tracey and Mark Doi (incorporated by reference to Exhibit 4.21 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 10, 2012).

4.4
Form of Convertible Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.22 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 10, 2012).

4.5
Form of Warrant issued to the individuals listed in Schedule A to the Form of Warrant (incorporated by reference to Exhibit 4.23 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 10, 2012).

4.6
Form of Warrant issued to the individuals listed in Schedule A to the Form of Warrant (incorporated by reference to Exhibit 4.24 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 10, 2012).

10.1
Promissory Note dated January 17, 2012 issued by the registrant to Hope International Hospice, Inc. (incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2012).

10.2
Promissory Note dated February 10, 2012 issued by the registrant to Lan T. Tran (incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 10, 2012).

10.3
Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A (incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 10, 2012).

10.4
Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A (incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 10, 2012).

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

Emmaus Life Sciences, Inc.

Dated: May 14, 2012		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Peter Ludlum
	By:	Peter Ludlum
	Its:	Chief Financial Officer (principal financial and accounting officer)