Form 10-Q
period 2012-06-30
EMMAUS LIFE SCIENCES, INC.
filed 2012-08-14
CIK 1420031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Former Name

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The registrant had 24,403,572 shares of common stock, par value $0.001 per share, outstanding as of August 13, 2012.

EMMAUS LIFE SCIENCES, INC.

 FORM 10-Q

 For the Quarterly Period Ended June 30, 2012

 INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	1

		(b) Consolidated Statements of Comprehensive Loss for the Three and Six months Ended June 30, 2012 and 2011 and from December 20, 2000 (Inception) to June 30, 2012 (Unaudited)	2

		(c) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period from December 20, 2000 (Inception) to June 30, 2012 (Unaudited)	3

		(d) Consolidated Statements of Cash Flows for the Six months Ended June 30, 2012 and 2011 and from December 20, 2000 (Inception) to June 30, 2012 (Unaudited)	8

		(e) Notes to Consolidated Financial Statements as of and for the Six months Ended June 30, 2012 (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4.	Controls and Procedures	37

Part II	Other Information

	Item 1.	Legal Proceedings	38

	Item 1A.	Risk Factors	38

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	38

	Item 3.	Default Upon Senior Securities	38

	Item 4.	Mine Safety Disclosures	38

	Item 5.	Other Information	38

	Item 6.	Exhibits	40

Signatures

i

Item 1. Financial Statements
 EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Balance Sheets
	As of
	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$397,790	$313,684
Accounts receivable	42,962	17,996
Inventories	239,992	195,114
Prepaid expenses and other current assets	58,868	62,774
Total current assets	739,612	589,568

PROPERTY AND EQUIPMENT, net	51,456	60,018

OTHER ASSETS
Marketable securities, long-term	752,784	1,387,153
Intangibles, net	1,428,571	-
Notes receivable	18,000	18,000
Deposits	324,089	427,572
Total other assets	2,523,444	1,832,725
Total Assets	$3,314,512	$2,482,311

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,973,673	$756,714
Due to related party	394,446	394,446
Dissenting stockholders payable	200,000	200,000
Notes payable	3,238,629	380,000
Convertible notes payable, net	4,021,724	1,846,010
Total current liabilities	9,828,472	3,577,170

LONG-TERM LIABILITIES
Notes payable	-	1,041,728
Convertible notes payable	886,271	838,492
Total long-term liabilities	886,271	1,880,220
Total Liabilities	10,714,743	5,457,390

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 24,403,572, (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) and 24,393,461 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	24,404	24,394
Additional paid-in capital	21,150,059	18,332,508
Accumulated other comprehensive income	149,420	252,413
Deficit accumulated during the development stage	(28,724,114)	(21,584,394)
Total Stockholders’ Equity (Deficit)	(7,400,231)	(2,975,079)
Total Liabilities & Stockholders’ Equity (Deficit)	$3,314,512	$2,482,311

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.
 (A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From December 20, 2000 (date of inception)
	2012	2011	2012	2011	to June 30, 2012

REVENUES
Sales	$109,312	$100,101	$263,039	$159,569	$976,694
Sales Return & Allowance	(2,196)	(2,043)	(10,756)	(2,298)	(43,295)
Total revenue	107,116	98,058	252,283	157,271	933,399

COST OF GOODS SOLD
Cost of goods sold	29,186	45,588	49,773	70,689	407,911
Scrapped inventory	-	-	-	-	235,537
Total cost of goods sold	29,186	45,588	49,773	70,689	643,448
GROSS PROFIT	77,930	52,470	202,510	86,582	289,951

OPERATING EXPENSES
Research and development	886,390	337,889	1,428,984	648,652	7,880,841
Selling	97,938	174,185	198,453	375,696	2,697,419
General and administrative	2,572,788	1,189,893	4,107,031	1,837,718	14,767,657
Transaction costs	-	788,893	-	788,893	788,893
Total operating expense	3,557,116	2,490,860	5,734,468	3,650,959	26,134,810
LOSS FROM OPERATIONS	(3,479,186)	(2,438,390)	(5,531,958)	(3,564,377)	(25,844,859)

OTHER INCOME (EXPENSE)
Realized gain on securities available-for-sale	275,822	-	275,822	-	275,822
Interest income	7,535	10,169	14,612	16,614	130,339
Interest expense	(998,898)	(18,864)	(1,892,396)	(30,675)	(3,261,559)
	(715,541)	(8,695)	(1,601,962)	(14,061)	(2,855,398)
LOSS BEFORE INCOME TAXES	$(4,194,727)	$(2,447,085)	$(7,133,920)	$(3,578,438)	$(28,700,257)
INCOME TAXES (BENEFIT)	-	-	5,800	850	23,857
NET LOSS	$(4,194,727)	$(2,447,085)	$(7,139,720)	$(3,579,288)	$(28,724,114)
OTHER INCOME
Unrealized holding gain (loss) on securities available-for-sale	(424,335)	(86,667)	(68,463)	673,153	186,877
Tax on unrealized holding gain (loss) on securities	-	-	-	-	-
Unrealized holding gain (loss) on securities, net of tax	(424,335)	(86,667)	(68,463)	673,153	186,877
Foreign currency translation adjustments	(36,179)	-	(34,530)	-	(37,457)
COMPREHENSIVE LOSS	$(4,655,241)	$(2,533,752)	$(7,242,713)	$(2,906,135)	$(28,574,694)
NET LOSS PER COMMON SHARE	$(0.17)	$(0.11)	$(0.29)	$(0.17)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,395,239	23,077,289	24,394,350	21,678,616

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2012
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized		Gross $/Share	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	Shares	Common Stock

Balance, December 31, 2000 (1) (2)	12,531,125	$12,531	-	$(2,931)	-	$-	$9,600

Net loss	-	-	-	-	-	(21,942)	(21,942)

Balance, December 31, 2001	12,531,125	12,531	-	(2,931)	-	(21,942)	(12,342)

Net loss	-	-	-	-	-	(12,464)	(12,464)

Balance, December 31, 2002	12,531,125	12,531		(2,931)	-	(34,406)	(24,806)

Constructive distribution of retained loss to Additional paid-in capital	-	-	-	(34,406)	-	34,406	-
Common stock issued	737,125	737	0.34	249,263	-	-	250,000

Net loss	-	-	-	-	-	(97,481)	(97,481)

Balance, December 31, 2003	13,268,250	13,268	-	211,926	-	(97,481)	127,713

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

Emmaus Life Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2012 (Continued)
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	Shares	Common Stock	Gross $/Share
Balance, December 31, 2003	13,268,250	$13,268	-	$211,926	$-	$(97,481)	$127,713

Common stock issued	1,459,270	1,459	0.35	503,616	-	-	505,075
Common stock issued	88,455	89	0.06	4,911	-	-	5,000
Common stock issued	67,817	68	2.03	137,932	-	-	138,000
Net loss	-	-		-	-	(624,936)	(624,936)

Balance, December 31, 2004	14,883,792	14,884	-	858,385	-	(722,417)	150,852

Common stock issued	398,549	399	2.03	327,886	-	-	328,285
Net loss	-	-		-	-	(668,091)	(668,091)

Balance, December 31, 2005	15,282,341	15,283	-	1,186,271	-	(1,390,508)	(188,954)

Common stock issued	523,388	523	2.03	824,517	-	-	825,040
Net loss	-	-	-	-	-	(759,962)	(759,962)

Balance, December 31, 2006	15,805,729	15,806	-	2,010,788	-	(2,150,470)	(123,876)

Common stock issued	1,344,162	1,344	2.03	2,732,516	-	-	2,733,860
Net loss	-	-	-	-	-	(1,282,212)	(1,282,212)

Balance, December 31, 2007	17,149,891	17,150	-	4,743,304	-	(3,432,682)	1,327,772

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2012 (Continued)
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	Shares	Common Stock	Gross $/Share

Balance, December 31, 2007	17,149,891	$17,150	-	$4,743,304	$-	$(3,432,682)	$1,327,772

Common stock issued	1,226,959	1,227	2.03	3,389,464	-	-	3,390,691
Net loss	-	-	-	-	-	(2,993,777)	(2,993,777)

Balance, December 31, 2008	18,376,850	18,377	-	8,132,768	-	(6,426,459)	1,724,686

Warrants issued	-	-	-	160,000	-	-	160,000
Common stock issued, net of issuance cost of $160,000	854,446	854	-	2,078,071	-	-	2,078,925
Net loss	-	-	-	-	-	(2,567,807)	(2,567,807)

Balance, December 31, 2009	19,231,296	19,231	-	10,370,839	-	(8,994,266)	1,395,804

Warrants issued	-	-	-	480,000	-	-	480,000
Common stock issued, net of issuance cost of $480,000	705,900	706	3.05	1,643,588	-	-	1,644,294
Conversion of notes payable to common stock	427,857	428	3.05	1,305,572	-	-	1,306,000
Unrealized gain on securities available for sale	-	-	-	-	542,573	-	542,573
Net loss	-	-	-	-	-	(3,757,370)	(3,757,370)

Balance, December 31, 2010	20,365,053	20,365	-	13,799,999	542,573	(12,751,636)	1,611,301

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2012 (Continued)
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	Shares	Common Stock	Gross $/Share

Balance, December 31, 2010	20,365,053	$20,365	-	$13,799,999	$542,573	$(12,751,636)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	4.24	1,153,402	-	-	1,153,674
Conversion of notes payable to common stock	36,514	37	3.05	109,993	-	-	110,030
Shares issued to existing shell stockholders in the reorganization	3,750,000	3,750	-	(3,750)	-	-	-
Shares issued for stock option exercised	11,794	12	3.05	35,960	-	-	35,972
Proceeds from exercise of warrants	4,718	5	3.05	14,395	-	-	14,400
Stock options vested	-	-	-	35,196	-	-	35,196
Cashless exercise of warrants	413	-	-	-	-	-	-
Common stock repurchased and cancelled from dissenting stockholders	(47,178)	(47)	4.24	(199,953)	-	-	(200,000)
Warrants issued as a payment of consulting fee	-	-	-	1,053,150	-	-	1,053,150
Warrants issued in conjunction with convertible note	-	-	-	864,773	-	-	864,773
Impact of beneficial conversion feature	-	-	-	1,469,343	-	-	1,469,343
Unrealized loss on securities	-	-	-	-	(287,233)	-	(287,233)
Foreign currency translation effect	-	-	-	-	(2,927)	-	(2,927)
Net loss	-	-	-	-	-	(8,832,758)	(8,832,758)

Balance, December 31, 2011	24,393,461	24,394	-	18,332,508	252,413	(21,584,394)	(2,975,079)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2012 (Continued)
(Unaudited)
	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage	Total
	Shares	Common Stock	Gross $/Share
Balance, December 31, 2011	24,393,461	$24,394	-	$18,332,508	$252,413	$(21,584,394)	$(2,975,079)

Warrants issued in conjunction with convertible note	-	-	-	144,320	-	-	144,320
Warrants issued in conjunction with promissory note	-	-	-	637,248	-	-	637,248
Impact of beneficial conversion feature	-	-	-	225,120	-	-	225,120
Stock based compensation	-	-	-	1,774,473	-	-	1,774,473
Stock issued as a payment of professional fee	10,111	10	3.60	36,390	-	-	36,400
Realized gain on securities	-	-	-	-	24,490	-	24,490
Unrealized gain on securities	-	-	-	-	(92,953)	-	(92,953)
Foreign currency translation effect	-	-	-	-	(34,530)	-	(34,530)
Net loss	-	-	-	-	-	(7,139,720)	(7,139,720)

Balance, June 30, 2012	24,403,572	$24,404	-	$21,150,059	$149,420	$(28,724,114)	$(7,400,231)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	Six months ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,139,720)	$(3,579,288)	$(28,724,114)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	85,675	98,325	962,694
Cost of scrapped inventory written off	-	-	235,537
Fair value of warrants issued for services	-	-	1,053,150
Interest expense accrued from discount of convertible note	1,489,056	-	2,265,140
Gain on securities available-for-sale	(275,822)	-	(275,822)
Share-based compensation	1,774,473	-	1,809,669
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(25,044)	(16,865)	(49,146)
Inventory	(43,608)	(151,132)	(470,249)
Prepaid expenses and other current assets	4,491	(38,807)	(76,283)
Deposits	103,534	(27,911)	(273,402)
Accounts payable and accrued expenses	1,218,470	938,791	1,915,046
Due to related party	-	703,893	394,446
Net cash flows used in operating activities	(2,808,495)	(2,072,994)	(21,233,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	(1,500,000)	-	(2,250,000)
Purchases of marketable securities	-	-	(1,131,813)
Purchases of property and equipment	(5,193)	(1,494)	(192,171)
Net cash flows used in investing activities	(1,505,193)	(1,494)	(3,573,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	-	-	299,500
Repayment of line of credit	-	-	(299,500)
Proceeds from notes payable issued	3,096,525	400,000	5,680,716
Payments of notes payable	-	(180,000)	(915,576)
Proceeds from convertible notes payable issued	1,301,250	860,000	6,712,925
Proceeds from issuance of common stock	36,400	1,168,074	13,754,810
Net cash flows from financing activities	4,434,175	2,248,074	25,232,875

Effect of exchange rate changes on cash	(36,381)	-	(39,367)

Net increase in cash and cash equivalents	84,106	173,586	386,190
Cash and cash equivalents, beginning of period	313,684	258,676	-
Cash acquired	-	-	11,600
Cash and cash equivalents, end of period	$397,790	$432,262	$397,790
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$119,944	$30,675	$573,221
Income taxes paid	$5,800	$850	$23,857
Non-cash financing activities:
Conversion of notes payable to common stock	$-	$110,030	$1,416,030
Disposal of pledged marketable securities	$(565,907)		$(565,907)
Cancellation of secured debt	$841,728		$841,728

The accompanying notes are an integral part of these financial statements

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

In October 2010, the Company established Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”) by paying 97.33% of the initial capital. EM Japan is engaged in the business of trading in nutritional supplements and other medical products and drugs. The results of EM Japan have been included in the consolidated financial statements of the Company since the date of formation. The aggregate formation cost was $52,500. Emmaus Medical acquired the additional 3% of the outstanding shares of EM Japan during the three months ended March 31, 2011 and is now the 100% owner of the outstanding share capital.

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

Nature of Business – The Company has undertaken the business of developing and commercializing cost-effective treatments and therapies for rare diseases.  The Company’s primary business purpose is to continue its late-stage development of the amino acid L-glutamine as a prescription drug for the treatment of sickle cell disease (“SCD”).  The Company’s current focus is to complete the Phase 3 clinical trial on SCD that involves over 30 research sites and at least 220 patients.

To a lesser extent, we are also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution], which has received FDA approval, as a treatment for Short Bowel Syndrome (“SBS”)  in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication.  Our indirect wholly owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea.  The Company also owns a minority interest in CellSeed, Inc., a Japanese company listed on the JASDAQ NEO Growth market in Tokyo, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment.

The Company also has certain rights to regenerative medicine products owned by CellSeed and is involved in research focused on providing innovative solutions for tissue-engineering through the development of novel cell harvest methods and 3-dimensional living tissue replacement products for “cell-sheet therapy” and regenerative medicine and the commercialization of such products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Going concern – The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the six months ended June 30, 2012 totaling $7,139,720 as well as an accumulated deficit since inception amounting to $28,724,114. Further, the Company appears to have inadequate cash and cash equivalents of $397,790 as of June 30, 2012 considering that revenues from operations since inception totaled only $933,399. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

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

Development stage company – The Company is a development stage company as defined in accounting principles generally accepted in the United States of America. The Company is considered a development stage company because it devotes substantially all of its time to research and development for potential pharmaceutical products and to establish its business and operations. The minimal sales for the period from inception to June 30, 2012 are from NutreStore and the products of its wholly owned subsidiary Newfield Nutrition Corporation which is not considered to be a part of its principal operations.

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

Inventories – Inventories as of June 30, 2012 consisted of 82% finished goods and 18% work-in-process and are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-Glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the purchases during the six months ended June 30, 2012 were from one vendor and in 2011 were from two vendors.

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

The Company estimates its sales returns based upon its prior sales and return history. Historically, sales returns have been very nominal.   The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience.  The Company records a 5% Sales Return Allowance for the NutreStore sales in the accompanying financial statements.

The Company is currently required to pay royalties to CATO Holding Company on an annual basis, which is recognized as an expense upon sale of the products, primarily NutreStore.

Allowance for doubtful accounts – The Company provides an allowance for uncollectible accounts based upon prior experience and management’s assessment of the collectability of existing specific accounts.

Advertising cost – Advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2012 and 2011 were $100,217 and $33,817, respectively. Advertising costs from inception to June 30, 2012 were approximately $344,385.

Property and equipment – Leaseholds, furniture, and fixtures are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

Intangibles – The Company’s intangible assets include license issue fees and patent costs relating to a license agreement (Note 4). These intangible assets are amortized over a period of 3 to 7 years, the estimated legal life of the patents and economic life of the license agreements.  The intangible assets are assessed by management, annually, for potential impairment.  No impairment exists as of June 30, 2012 and December 31, 2011.

Impairment of long-lived assets – In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

●	significantly lower performance relative to expected historical or projected future operating results;
●	market projections;
●	its ability to obtain patents, including continuation patents, on technology;
●	significant changes in its strategic business objectives and utilization of the assets;
●	significant negative industry or economic trends, including legal factors;
●	potential for strategic partnerships for the development of its patented technology; and
●	changing or implementation of rules regarding manufacture.

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

Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at June 30, 2012 and 2011.

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of June 30, 2012, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

As of June 30, 2012, all federal tax returns since 2008 and state tax returns since 2007 are still subject to adjustment upon audit.  No tax returns are currently being examined by taxing authorities.

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

Marketable securities – Investment securities as of June 30, 2012 and 2011 are classified as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed, Inc. securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 73,550 shares of CellSeed stock which is part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share.  CellSeed’s IPO (JASDAQ Growth symbol 7776) was completed on March 16, 2010.  As of June 30, 2012 and 2011, the closing price per share was 814 Yen and 1,287 Yen, respectively.  Historical JASDEQ closing prices can be found from http://www.bloomberg.com/apps/quote?ticker=7776:JP.  The Company’s security position in CellSeed is many times the average daily trading volume of the stock on the JASDAQ exchange. Any attempt to sell the Company’s position in a short period of time may have an adverse impact on the price of the stock.

As of June 30, 2012 and December 31, 2011, 100% of the investment in CellSeed is classified as a long term asset in the accompanying balance sheet as the investment is assigned as collateral on certain borrowings.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities are determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at June 30, 2012.   The fair value of the Company’s debt instruments is not materially different from their carrying values as presented.  The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs.  The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

Net loss per share – In accordance with FASB ASC Topic 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Dilutive loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2012 and 2011, there were 6,129,896 and 718,389 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2012	December 31, 2011
Equipment	$116,944	$111,655
Leasehold improvements	23,054	23,054
Furniture and fixtures	52,269	52,269
	192,267	186,978
Less: accumulated depreciation	(140,811)	(126,960)
	$51,456	$60,018

During the six months ended June 30, 2012 and 2011, the depreciation expense was $13,852 and $12,351, respectively.  Depreciation expense from inception to June 30, 2012 was $140,812.

NOTE 4 – INTANGIBLE ASSETS

The Company is licensed to market and sell NutreStore® [L-glutamine powder for oral solution] as a treatment for short bowel syndrome (“SBS”).  The Company previously promoted Zorbtive® [somatropin (rDNA origin) for injection] prior to July 31, 2011.  Subsequent to July 31, 2011, the Company has not promoted Zorbtive.

In April 2011, Emmaus Medical entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, an addendum to the agreements.  Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products.  Pursuant to the Individual Agreement, CellSeed granted the Company the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell-Sheet  (“CAOMECS”) for the cornea in the United States and agreed to disclose its accumulated information package (the “Package”) for the joint development of CAOMECS to the Company. Under the Research Agreement, as supplemented by the addendum, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the Package to Emmaus and Emmaus providing written confirmation of its acceptance of the complete Package. Under the Individual Agreement, the Company agreed to pay CellSeed $1.5 million, which it paid in February 2012.

Intangible assets consisted of the following at:

	June 30, 2012	December 31, 2011
License fees and patent filing costs	$2,250,000	$750,000
Less: accumulated amortization	(821,429)	(750,000)
	$1,428,571	$-

During the six months ended June 30, 2012 and 2011, the amortization expense was $71,429 and $85,974, respectively.  Amortization expense from inception to June 30, 2012 was $821,429.  Expected amortization expense for the year ended December 31, 2012 is estimated to be approximately $178,571.

As of June 30, 2012 estimated aggregate amortization expense for the next five years is as follows:

Year ending December 31	Amount
2012	$178,571
2013	214,286
2014	214,286
2015	214,286
2016	214,286
Thereafter	464,285
$1,500,000

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

Accounts payable	June 30, 2012	December 31, 2011
CRO expenses	$491,055	$237,202
Public relations expenses	30,577	40,862
Miscellaneous vendors	829,517	221,265
Subtotal	1,351,149	499,329
Accrued expenses (Interest accrued for Convertible Notes)	341,358	96,719
Accrued expenses (Deferred Salary)	281,166	160,666
Total accounts payable and accrued expenses	$1,973,673	$756,714

There are no amounts due to related parties included in accounts payable.  However, accrued expenses include accrued interest for the Convertible Notes issued to related parties.  Amounts due to related parties have been separately presented on the balance sheet.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at:
	Original Principal Loan Amount at June 30, 2012	Discount Amount at June 30, 2012	Carrying Amount at June 30, 2012	Carrying Amount at December 31, 2011

Loans issue prior to 2012:
Note payable to a stockholder, due on demand, interest payable monthly at 6.5% per annum. Yutaka Niihara – Note 1*	$272,800	$-	$272,800	$350,000
Note payable to a stockholder, due on demand, interest payable monthly at 8% per annum. Yutaka Niihara – Note 3*	-	-	-	30,000
Note Payable to related parties, due 2013, interest payable quarterly at 8% per annum. Hope International Hospice, Inc.**	200,000	-	200,000	200,000
Note Payable to a financial institution, due in 2014, interest payable quarterly at 4.5% per annum.	-	-	-	841,728
Convertible note payable to related party, due 2012, interest payable annually at 8% per annum. Yasushi Nagasaki*	-	-	-	272,267
Convertible note payable, due 2012, interest payable annually at 8% per annum	1,293,400	342,488	950,912	895,924
Convertible note payable to related parties, due 2012, interest payable annually at 8% per annum***	1,750,642	39,552	1,711,090	677,819
Convertible notes payable to stockholders, due 2015, 0% interest payable.	72,000	-	72,000	72,000
Convertible note payable to stockholder, originally due in 2011 but extended by the Lender until 2014, interest payable monthly at 6.5% per annum****	312,271	-	312,271	264,492
Convertible note payable to a bank, due in 2016, interest payable monthly at 10% per annum, beginning January 2012.	500,000	-	500,000	500,000
Convertible notes payable to stockholders, due in 2015, interest payable monthly at 6% per annum.	2,000	-	2,000	2,000
New loans issued in 2012:
Note Payable to related parties, due on demand, interest payable quarterly at 8% per annum. Hope International Hospice, Inc.**	200,000	-	200,000	-
Note payable to related party, due on demand, interest payable annually at 11% per annum. Lan Tran*	205,000	76,565	128,435	-
Convertible note payable to related party, due 2013, interest payable annually at 8% per annum	108,000	60,854	47,146	-
Note payable to related party, due on demand, interest payable annually at 11% per annum	966,668	363,311	603,357	-
Note Payable, due on demand, interest payable quarterly at 11% per annum	266,666	-	266,666	-
Convertible note payable to related and unrelated parties, due on demand, interest payable annually at 8% per annum	466,666	89,635	377,032	-
Convertible note payable, due on demand, interest payable annually at 8% per annum	150,005	30,359	119,646	-
Note payable to related parties, due 2012, interest payable maturity at 15% per annum	1,257,370	-	1,257,370	-
Convertible note payable to a stockholder, due 2013, interest paid annually at 10%	500,000	37,753	462,247	-
Convertible note payable to related party, due on demand, interest payable annually at 10% per annum. Yasushi Nagasaki*	388,800	35,149	353,651	-
Note Payable to related parties, due on demand, interest payable quarterly at 8% per annum. Hope International Hospice, Inc.**	300,000	-	300,000	-
Note payable to related parties, due 2013, interest payable maturity at 11% per annum	10,000	-	10,000	-
	$9,222,289	$1,075,664	$8,146,624	$4,106,230

Amount due in one year	(8,336,018)		(7,260,353)	(2,226,010)

Long term portion of notes payable	$886,271	-	$886,271	$1,880,220

*Officers of the company
**Dr. Niihara is also the CEO of Hope International Hospice, Inc.
***Related Parties
****Original loan amount was $221,895.  Carrying amount as of June 30, 2012 includes accrued interest of $46,628 and the foreign exchange effect of $43,748.

During the six months ended June 30, 2012, notes payable in the principal amount of $886,271, $888,800 and $3,768,713 were convertible, at option of the lender, into shares of the Company’s common stock at $3.05, $3.30 and $3.60 per share, respectively.

On June 9, 2011, the Company entered into a Loan Agreement and Pledge Agreement with Equities First Holdings, LLC, whereby the Company borrowed an aggregate of $841,728 in a non-recourse loan and pledged shares of third-party common stock as collateral. On May 31, 2012, the Company received notice from Equities First Holdings, LLC that there was a technical event of default based on a decrease of the fair market value of the pledged shares of third-party common stock below the loan to value ratio required pursuant to the terms of the Loan Agreement.  On June 1, 2012, according to the terms of the Loan Agreement, the Company provided notice to EFH to terminate the Loan Agreement and Pledge Agreement.   As a result of the termination, the Company forfeited the shares of third-party common stock assigned to EFH as collateral pursuant to the Pledge Agreement in full satisfaction of the Company’s obligations and recognized a realized gain of $275,822 since the cancelation of non-recourse loan exceeded the value of the securities available-for-sale.

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

In February 2012, the Company issued two promissory notes totaling $266,667 in aggregate principal amount.  The notes each bear interest at 11% per annum.  All unpaid principal and accrued interest is due upon the second anniversary date of each of the notes; however each lender may demand the entire unpaid principal and unpaid accrued interest immediately due and payable at any time after the six month anniversary date of each note.

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

In April 2012, the Company’s subsidiary issued a note in the amount of 100,000,000 yen which bears interest at 15% per annum. The loan is valued at $1,257,370 at June 30, 2012. The entire principal amount of the note and any outstanding accrued interest thereon is due on the six-month anniversary date of the note.

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

In June 2012, the Company refinanced a convertible note in the amount of $360,000 with a new convertible note in the amount of $388,800 which bears interest at 10% per annum and is due upon demand.  The principal amount and any unpaid interest due under the promissory note are convertible into shares of the Company’s common stock at $3.30 per share.

In June 2012, the Company issued promissory notes totaling $300,000 bearing interest at 8% per annum. The entire principal amount of each note and any outstanding accrued interest thereon is due on demand.

In June 2012, the Company issued a promissory note in the amount of $10,000 bearing interest at 11% per annum. The entire principal amount of the note and any outstanding accrued interest thereon is due on the one-year anniversary date of the note.

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

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock – During the six months ended June 30, 2012, the Company issued 10,111 shares of its common stock as a payment for professional fees.

During the year ended December 31, 2011, the Company issued a total of 24,393,461 shares of its common stock, which includes 20,628,305 shares issued to the former stockholders of Emmaus Medical pursuant to the Merger Agreement (excluding the 47,178 shares held by stockholders who exercised dissenter’s right in connection with the Merger), and 15,156 shares issued upon the exercise of warrants and options. As discussed in Note 2, in connection with the closing of the Merger, stockholders of the Company prior to the Merger cancelled an aggregate of 1,827,750 shares of common stock owned by them such that they held an aggregate of 3,750,000 shares of common stock upon the closing of the Merger.  Pursuant to the Merger Agreement on May 3, 2011, four stockholders of Emmaus Medical exercised their dissenter’s rights and returned 47,178 shares for $200,000, which was outstanding as of June 30, 2012.  The shares were cancelled as of May 3, 2011, the closing date of the Merger.

Stock warrants – During the six months ended June 30, 2012, the Company issued warrants in connection with the issuance of convertible notes to purchase an aggregate of 42,823 shares of common stock at a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise.  During this period, the Company also issued warrants to purchase a total of 1,911,020 shares of common stock at an exercise price of $1.00 per share.

A summary of outstanding warrants as of June 30, 2012 is presented below.

Six months ended June 30, 2012
Warrants outstanding, beginning of period	941,202
Granted	1,953,843
Exercised	-
Cancelled, forfeited and expired	-
Warrants outstanding, end of period	2,895,045

	Outstanding			Exercisable
Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
During 2012
$1.00	1,911,020	2.53	$1.00	411,020	$1.00
75% of FMV	42,823	2.65	75% of FMV	42,823	75% of FMV

During 2011
$1.00	311,038	2.18	$1.00	311,038	$1.00
75% of FMV	331,670	2.18	75% of FMV	331,670	75% of FMV
$3.05	5,898	2.73	$3.05	5,898	$3.05

During 2010
$3.05	197,146	3.08	$3.05	197,146	$3.05

During 2009
$3.05	95,450	2.18	$3.05	95,450	$3.05

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

The Company had 72,795 options outstanding held by directors of the Company as of December 31, 2011.  Of these options 11,795 were vested as of June 30, 2012 and are exercisable at $3.05 per share through 2015 and 61,000 options will be vested in December 2012 at the exercise price of $3.60 per share.   During the six months ended June 30, 2012, the Company issued 1,490,000 options to its directors, officers, employees and consultants.  The fair value of these options issued is approximately $5 million.  These options will be vested equally over 3 years, starting April 2, 2013 and are exercisable at $3.60 per share through 2022.  The total outstanding options as of June 30, 2012 are 1,562,795.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Distribution contract – Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008.  For its service, Emmaus Medical pays a monthly commercialization management fee of $5,000 with discount.

Operating leases – The Company leases its office space under an operating lease from an unrelated entity.  The rent expense during the six months ended June 30, 2012 and 2011 amounted to $70,184 and $55,780, respectively.

The Company leases its approximately 4,540 square foot headquarters offices in Torrance, CA, at a base rental of $4,994 per month plus $320 per month as its share of common area expenses. The lease expires on November 30, 2012.  In addition, the Company leases two office suites in Torrance, California at a base rent of $1,610 per month plus share of common area expenses of $90 per month, and at a base rent of $1,750 per month plus share of common area expenses of $90 per month. These leases will expire on August 19, 2013 and February 28, 2013, respectively. Approximately 490 square feet from one office and 1,079 square feet from the other office are currently subleased to an unaffiliated entity on a month to month basis. The Company does not expect to experience any difficulties in renewing its leases, or finding additional or replacement office and warehouse space, at its current or more favorable rates.

The Company also leases two office suites of approximately 512 square feet and 532 square feet, respectively, in Tokyo, Japan at a base rent of $1,678 per month each. These leases will expire on October 14, 2012 and September 15, 2013, respectively.  The Company anticipates that the lease expiring on October 14, 2012 will be extended for another two years with the same terms.

Future minimum lease payments under the agreements are as follows:

2012	$61,175
2013	30,033
$91,208

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

NOTE 9 – RELATED PARTY TRANSACTIONS

As of June 30, 2012 an aggregate of $6,878,885 in the principal amount of promissory notes from certain stockholders and officers was outstanding.   The debt is unsecured and carries interest rates from 0% to 11%.  An aggregate of $386,271, $897,488, and $2,312,565 in principal and unpaid accrued interest on the notes are convertible into shares of common stock at $3.05, $3.30 and $3.60 per share, respectively.  Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum.

The Company had agreed to (i) pay AFH Holding and Advisory, LLC (“AFH Advisory”) $500,000 (the “Shell Cost”) to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger  capitalization of the Company and to (ii) reimburse AFH Advisory for its advancement of expenses on behalf of the Company related to the Merger and a public offering (the “Reimbursable Costs,” and collectively with the Shell Cost, the “Transaction Costs”).  These Transaction Costs have been recorded as an expense in the accompanying statement of operations in the period in which they were incurred.  As of June 30, 2012, AFH Advisory had advanced an aggregate of $288,893 in Reimbursable Costs on the Company’s behalf.  During the year ended December 31, 2011, the Company paid $288,893 in cash to AFH Advisory for the Reimbursable Costs and $105,554 of the Shell Cost, therefore, as of June 30, 2012, owed AFH Advisory an aggregate of $394,446 for the Shell Cost.  The Company does not anticipate that any further Transaction Costs will be advanced by AFH Advisory.

NOTE 10 – GEOGRAPHIC INFORMATION

For the six months ended June 30, 2012 and 2011, the Company earned revenue from countries outside of the U.S. as outlined in the table below.  The Company did not have any significant currency translation or foreign transaction adjustments during the six months ended June 30, 2012 and 2011.

Country	Sales six months ended June 30, 2012	% of Total Revenue six months ended June 30, 2012	Sales six months ended June 30, 2011	% of Total Revenue six months ended June 30, 2011
Japan	$142,725	57%	$50,424	32%
Taiwan	$0	0%	$50,000	32%
South Korea	$46,000	18%	$0	0%

NOTE 11 – SUBSEQUENT EVENTS

In July 2012, the Company issued four convertible notes totaling $64,840 in aggregate principal amount, which bear interest at 10% per annum and mature on the one-year anniversary dates of the notes.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2012 the Company sold 11,000 shares of common stock at a price of $3.00 per share for gross proceeds of $33,000.

In July 2012, the Company refinanced an outstanding convertible note in the principal amount of $925,200 convertible note, and its unpaid accrued interest.  Pursuant to the refinancing, the lender loaned the Company an additional $181,500 and the Company issued a new convertible note in the principal amount of $1,180,716, which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.  In connection with the issuance of the note, the Company issued three-year warrants to purchase 13,750 shares of common stock at a per share exercise price equal to 75% of the per-share fair market value of the common stock on the date of the holder’s delivery of the notice of exercise to the Company.

In August 2012, the Company refinanced an outstanding convertible note in the principal amount of $54,000 by paying down the principal by $4,500 and issuing a new convertible note in the amount of $49,500 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

On July 19, 2012, the Company elected to terminate the offering contemplated by the Amended and Restated Letter of Intent dated September 30, 2011 by and between the Company and AFH Advisory (the “LOI”). Based on the Company’s termination of the Offering pursuant to the terms of the LOI and separate from the lawsuit filed by the Company against AFH Advisory and Mr. Heshmatpour, the Company is seeking to cancel certain shares of its common stock that were previously issued to AFH Advisory, Mr. Heshmatpour and their affiliates.

On July 23, 2012, the Company filed a complaint in Los Angeles Superior Court against AFH Holding & Advisory, LLC (“AFH Advisory”) and Amir F. Heshmatpour.  Mr. Heshmatpour is a former officer of AFH Acquisition IV, Inc. (prior to the Merger) and former director of the Company and is the Managing Partner of AFH Advisory.  Pursuant to the complaint, the Company seeks return of approximately $1.2 million in proceeds (the “Placement Proceeds”) raised in a private placement conducted by  AFH Acquisition IV, Inc. in April 2011 prior to the Merger, which Placement Proceeds were not received by the Company at the time of the Merger.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Emmaus Life Sciences, Inc. (the “Company,” “Emmaus,” “we” or “us”) and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation (“Emmaus Medical”), and Emmaus Medical’s wholly-owned subsidiaries Newfield Nutrition Corporation, a Delaware corporation (“Newfield”), Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”) and Emmaus Medical Europe, Ltd. (“EM Europe”).

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

Company Overview

We develop and commercialize treatments and therapies for rare diseases and are primarily focused on the late-stage development—currently in Phase III clinical trials with the FDA — of the amino acid L-glutamine as a prescription drug for the treatment of SCD.  To a lesser extent, we are also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution], which has received FDA approval, as a treatment for Short Bowel Syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication.  Our indirect wholly owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore® and AminoPure®.  We also own a minority interest in CellSeed, Inc., a Japanese company listed on the JASDAQ Growth market in Tokyo, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment.

The Company also has certain rights to regenerative medicine products owned by CellSeed and is involved in research focused on providing innovative solutions for tissue-engineering through the development of novel cell harvest methods and 3-dimensional living tissue replacement products for “cell-sheet therapy” and regenerative medicine and the commercialization of such products. In April 2011, we entered into a Joint Research and Development Agreement (the “Research Agreement”) with CellSeed regarding the future research and development of cell sheet engineering regenerative medicine products and the future commercialization of such products. Pursuant to an Individual Agreement between the Company and CellSeed executed in April 2011, CellSeed granted us the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell-Sheet (“CAOMECS”) to be used on the cornea of appropriate patients residing in the United States. We intend to work on commercializing the CAOMECS for the cornea and to expand our relationship with CellSeed to develop cell sheets for other types of cells in the future.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors including: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  As of June 30, 2012, our accumulated deficit since inception is $28.7 million and we had cash and cash equivalents of $0.4 million.  Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders.  Currently, we estimate we will need approximately $4.0 million to complete our Phase III clinical trial and $400,000 to obtain regulatory approval of L-glutamine as a therapy for SCD.  In addition, we agreed to pay CellSeed an aggregate of $8.5 million pursuant to the Research Agreement with CellSeed, Inc., which is still payable, and we believe that we will need approximately $3.0 million for research and development to develop corneal cell sheet technology in the U.S. and $2.8 million to initiate the cardiac cell sheet work.  In addition, we estimate that we will need $2.5 million for research related to other cell sheet applications and Good Manufacturing Practice (“GMP”) laboratory costs for regenerative medicine. We paid the $1.5 million we agreed to pay CellSeed pursuant to the Individual Agreement in February 2012.

Recent Highlights

In April 2009, the FDA authorized us to begin a large Phase III clinical trial directed to study L-glutamine as an experimental agent to reduce sickle cell crisis.  Patient enrollment began in mid-2010 and as of July 31, 2012, we have signed contracts with 32 study sites across the United States and have enrolled over 180 patients. An interim analysis of a subset of data from the Phase III Clinical Trial was completed by an independent third party.  The results of the interim analysis were then reported to the FDA by way of the independent third party in August 2012. We aim to complete the Phase III clinical trial enrollment by the end of 2012 and complete the trial in 2013.

In October 2010, we formed Emmaus Medical Japan, Inc. (“EM Japan”) which is now a wholly-owned subsidiary of Emmaus Medical that markets and sells AminoPure® in Japan and other neighboring regions.   EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future.  The results of EM Japan have been included in the consolidated financial statements of the Company since the date of its formation (see Note 10).

In December 2010, we were awarded a five-year contract by the U.S. Department of Veterans Affairs for our NutreStore® product.  In October 2007, we became the exclusive sublicensee of US Patent No. 5,288,703 (the “SBS Patent”) covering an FDA-approved treatment for SBS comprised of a man-made human growth hormone (hGH), namely Zorbtive® [somatropin (rDNA origin) for injection] in combination with NutreStore® [L-glutamine powder for oral solution] and a specialized diet, for the U.S. market, pursuant to a sublicense agreement with Cato Holding Company (“Cato”), which agreement includes the rights to distribute the L-glutamine treatment for SBS under the trademark NutreStore® in the U.S.  We commercially launched NutreStore® in June 2008. Internationally, we are in the last stages of seeking approval to market NutreStore® in Hong Kong and have received a Certificate of Free Sale from the FDA to export NutreStore® to Hong Kong.  Previously we promoted Zorbtive® in the United States pursuant to a promotional rights agreement with EMD Serono, Inc.  Subsequently we terminated the agreement effective July 31, 2011 and no longer promote Zorbtive®.  We do not anticipate that the termination of the promotional rights agreement with EMD Serono will have a significant impact on the Company as we had generated no revenues from the promotion of Zorbtive® pursuant to the promotional rights agreement and we continue to sell NutreStore® and AminoPure®.

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

In November 2011, we formed EM Europe, a wholly owned subsidiary of Emmaus Medical.  EM Europe’s primary focus is expanding the business of Emmaus Medical in Europe.  EM Europe submitted an application for orphan medicinal product designation with the European Medicines Agency (“EMA”) in January 2012.  The EMA issued a positive opinion recommending orphan medicinal product designation by the EMA’s Committee for Orphan Medicinal Products (COMP) in May 2012 for our SCD treatment.  The European Commission adopted the EMA’s decision and granted orphan medicinal product designation to the L-glutamine treatment for SCD in July 2012. The Company already has Orphan Drug status from the FDA.

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

Currently, we generate revenue through the sale of NutreStore® [L-glutamine powder for oral solution] as a treatment for SBS as well as AminoPure®, a nutritional supplement.   Pursuant to the sublicense agreement for the SBS Patent, we are required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore® to Cato, the sublicensor,  In 2008 and 2009, we were required to make minimum royalty payments to Cato of $30,000 and $70,000, respectively, pursuant to the agreement.  There was no required minimum royalty due in 2010 and any time thereafter; however, we are still required to pay Cato the annual royalty payment equal to 10% of our annual adjusted gross sales of NutreStore®.  We made a royalty payment to Cato in the amount of $469 in October 2011 and $855 in May 2012 which represents the 10% royalty of the NutreStore® adjusted gross sales for 2010 and 2011, respectively.  Management expects that any revenues generated from the sale of NutreStore® and AminoPure® will fluctuate from quarter to quarter as a result of the timing of orders and the amount of product sold.

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

At this time, due to the inherently unpredictable nature of the drug development process and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in the continued development of the sickle cell treatment and other clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely.  The current estimated cost to complete the Phase III clinical trial is $4.0 million, which is based on the assumptions that the total number of trial sites does not increase beyond our current estimates and that we remain on the projected timeline.  Should the total number of trial sites need to be increased or should the timeline require extension, there will be a commensurate increase in costs associated with the additional time and effort required by the CRO and company staff.

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

Inventories

Inventories consist of finished goods and work–in-process and are valued based on a first-in, first-out basis and at the lower of cost or market value.  All of the purchases during the six months ended June 30, 2012 were from one vendor and in 2011 were from two vendors. Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Sales	$109,312	$100,101	$263,039	$159,569	$976,694
Sales return & allowance	(2,196)	(2,043)	(10,756)	(2,298)	(43,295)
Total revenues	107,116	98,058	252,283	157,271	933,399

COST OF GOODS SOLD
Cost of goods sold	29,185	45,588	49,773	70,689	407,911
Scrapped inventory	-	-	-	-	235,537
Total cost of goods sold	29,185	45,588	49,773	70,689	643,448
GROSS PROFIT	77,931	52,470	202,510	86,582	289,951

OPERATING EXPENSES
Research and development	886,390	337,889	1,428,984	648,652	7,880,841
Selling	97,938	174,185	198,453	375,696	2,697,416
General and administrative	2,572,788	1,189,893	4,107,031	1,837,718	14,767,657
Transaction costs	-	788,893	-	788,893	788,893
	3,557,116	2,490,860	5,734,468	3,650,959	26,134,810
LOSS FROM OPERATIONS	(3,479,186)	(2,438,390)	(5,531,958)	(3,564,377)	(25,844,859)

OTHER INCOME (EXPENSE)
Realized gain on securities available-for-sale	275,822	-	275,822	-	275,822
Interest income	7,535	10,169	14,612	16,614	130,339
Interest expense	(998,898)	(18,864)	(1,892,396)	(30,675)	(3,261,559)
	(715,541)	(8,695)	(1,601,962)	(14,061)	(2,855,398)
LOSS BEFORE INCOME TAXES	(4,194,727)	(2,447,085)	(7,133,920)	(3,578,438)	(28,700,257)
INCOME TAXES	-	-	5,800	850	23,857
NET LOSS	$(4,194,727)	$(2,447,085)	$(7,139,720)	$(3,579,288)	$(28,724,114)
NET LOSS PER COMMON SHARE	$(0.17)	$(0.11)	$(0.29)	$(0.17)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,395,239	23,077,289	24,394,350	21,678,616

Three months ended June 30, 2012 and 2011

Net Losses.  Net losses increased by $1.75 million, or 71%, to $4.19 million from $2.45 million for the three months ended June 30, 2012 and 2011, respectively.  The increase in losses is primarily a result of increased operating expenses resulting primarily from investing resources in our clinical trial resulting in higher research and development expenses and the increase in general and administrative expenses due to non-cash share compensation expense.    As of June 30, 2012, we had an accumulated deficit of approximately $28.72 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues.  Revenue increased 9%, to $0.11 million from $0.10 million for the three months ended June 30, 2012 and 2011, respectively.

Cost of Goods Sold.  Cost of goods sold decreased to $0.03 million from $0.05 million for the three months ended June 30, 2012 and 2011, respectively.  Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory.    No scrapped inventory expense was realized for the three months ended June 30, 2012 and for the three months ended June 30, 2011.  The decrease in the cost of goods sold in 2012 can be attributed to the increase in international sales, which has a higher gross profit margin.

Research and Development Expenses.  Research and development expenses increased $0.55 million, or 162%, to $0.89 million from $0.34 million for the three months ended June 30, 2012 and 2011, respectively.  This increase was primarily due to increases in our CRO costs and study site costs due to the increase in the patient enrollment for the Phase III clinical trial of our L-glutamine treatment for SCD.  For the three months ended June 30, 2012, the CRO spent a significant amount of time with Phase III study related activities and a total of 32 clinical study sites were actively recruiting patients during 2012.  Research and development costs increased as follows: $0.33 million for CRO costs; $0.14 million for study site expenses and $0.09 million for other costs including study site related costs such as start- up costs and IRB fees.

Selling Expenses.  We incurred selling expenses of $0.10 million and $0.17 million for each of the three months ended June 30, 2012 and June 30, 2011.  Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore®, Zorbtive®, and AminoPure®.  Selling expenses decreased due to the downsizing of the sales force.

General and Administrative Expenses including Transaction Costs. General and administrative expenses increased $0.59 million, or 30%, to $2.57 million from $1.98 million for the three months ended June 30, 2012 and 2011, respectively.  The increase was largely due to share based compensation of $1.40 million incurred in 2012, compared to none in 2011 and payroll increase of $0.13 million, offset by a decrease in merger related consulting fees of $0.79 million and legal fees of $0.31 million.

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

Six months ended June 30, 2012 and 2011

Net Losses.  Net losses increased by $3.56 million, or 99%, to $7.14 million from $ 3.58 million for the six months ended June 30, 2012 and 2011, respectively.  The increase in losses is primarily a result of increased operating expenses resulting primarily from investing resources in our clinical trial resulting in higher research and development expenses and the increase in general and administrative expenses due to non-cash share compensation expense.    As of June 30, 2012, we had an accumulated deficit of approximately $28.72 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues.  Revenue increased $0.10 million, or 60%, to $0.25 million from $0.16 million for the six months ended June 30, 2012 and 2011, respectively. Sales increased primarily due to increases in the number of units sold of our AminoPure® product.

Cost of Goods Sold.  Cost of goods sold decreased to $0.05 million from $0.07 million for the six months ended June 30, 2012 and 2011, respectively.  Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory.    No scrapped inventory expense was realized for the six months ended June 30, 2012 and for the six months ended June 30, 2011.

Research and Development Expenses.  Research and development expenses increased $0.78 million, or 120%, to $1.43 million from $0.65 million for the six months ended June 30, 2012 and 2011, respectively.  This increase was primarily due to increases in our CRO costs and study site costs due to the increase in the patient enrollment for the Phase III clinical trial of our L-glutamine treatment for SCD.  For the six months ended June 30, 2012, the CRO spent a significant amount of time with Phase III study related activities and a total of 32 clinical study sites were actively recruiting patients during 2012.  Research and development costs increased as follows: $0.44 million for CRO costs; $0.26 million for study site expenses and $0.08 million for other costs including study site related costs such as start- up costs and IRB fees.

Selling Expenses.  We incurred selling expenses of $0.20 million and $0.38 million for each of the six months ended June 30, 2012 and June 30, 2011.  Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore®, Zorbtive®, and AminoPure®.  Selling expenses decreased due to the downsizing of the sales force.

General and Administrative Expenses including Transaction Cost. General and administrative expenses increased $1.48 million, or 56%, to $4.11 million from $2.63 million for the six months ended June 30, 2012 and June 30, 2011, respectively.  The increase was largely due to share based compensation of $1.77 million  incurred in 2012, compared to none in 2011, offset by a decrease in merger related consulting fees of $0.79 million.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $0.4 million as of June 30, 2012, the Company does not appear to have sufficient operating capital for its business without raising additional capital. We incurred losses of $7.1 million for the six months ended June 30, 2012 and $3.6 million for the six months ended June 30, 2011.  We had an accumulated deficit since inception to June 30, 2012 of $28.7 million.  We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the development and commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease, the corneal cell sheets technology and the expansion of corporate infrastructure, including costs associated with being a public company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received numerous loans from stockholders as discussed below.  Emmaus Medical raised approximately $1.2 million in a private offering of its common stock in March 2011.  In addition, during 2011 the Company has raised about $1.8 million from the issuance of notes payable and $3.9 million from the issuance of convertible notes payable and in the six months ending June 30, 2012 raised $3.1 million from the issuance of notes payable and $1.6 million from the issuance of convertible notes payable.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the development of cell sheet technology in the U.S.

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

In April 2011, Emmaus Medical entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, an addendum to the agreements. Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products. Pursuant to the Individual Agreement, CellSeed granted us the exclusive right to manufacture, sell, market and distribute CAOMECS for the cornea in the United States and agreed to disclose its accumulated information package (the “Package”) for the joint development of CAOMECS to us. Under the Research Agreement, as supplemented by the addendum, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the Package to Emmaus and Emmaus providing written confirmation of its acceptance of the complete Package.  Pursuant to the Individual Agreement, the Company agreed to pay $1.5 million to CellSeed (the “Individual Agreement Payment”) within 30 days of CellSeed’s delivery of the Package to the Company and a royalty to be agreed upon by the parties.   The Company made the Individual Agreement Payment to CellSeed in February 2012.  Pursuant to an addendum to the Research Agreement, CellSeed and the Company confirmed that the Company is obligated to make the Research Agreement Payment only after the Company provides its written confirmation of acceptance of the complete Package from CellSeed  We currently anticipate the delivery of the Package to Emmaus to be completed after we begin to generate revenues from the commercialization of our L-glutamine treatment for SCD and, therefore, we believe that we will be able to pay the $8.5 million that will be payable to CellSeed pursuant to the Research Agreement from revenue.  If the Package is delivered prior to our generation of revenue from the commercialization of our L-glutamine SCD treatment, we will seek other funding sources, including the sale of additional equity or debt securities, in order to make the payment.  CellSeed may terminate these agreements with us if we are unable to make timely payments, which are required under the agreements.

In addition to the Research Agreement Payment we have agreed to pay CellSeed pursuant to the Research Agreement, we currently estimate that we will need an additional $4.0 million to complete our Phase III clinical trial and $0.4 million to obtain FDA approval for our L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.5 million per month.  Our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation, if any; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure® for revenues, which we expect will increase.  Revenues from NutreStore® are currently not significant and we are unsure whether sales of NutreStore® will increase.  Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, and loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements.  If we do not receive adequate funding to complete our clinical trials or to obtain FDA approval for our L-glutamine treatment for SCD, we may be required to delay our trial.  If we are required to delay our trial, we cannot enroll additional subjects, which will delay the approval of our L-glutamine treatment for SCD.

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

For the six months ended June 30, 2012 and during the year ended December 31, 2011, we borrowed varying amounts pursuant to promissory notes, the majority of which has been from our officers, stockholders and related parties.  As of June 30, 2012 and December 31, 2011, the amounts outstanding under outstanding promissory notes totaled $9.2 million and $5.7 million, respectively.  Of the $9.2 million of promissory notes outstanding as of June 30, 2012, $6.2 million was due to officers, stockholders and related parties and of the $5.7 million of promissory notes outstanding as of December 31, 2011, $3.0 million was due to officers, stockholders and related parties.  The promissory notes carry interest from 0% to 15% and, except for a promissory note in the principal amount of $0.5 million, the debt is unsecured.  Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum.  The net proceeds of the loans were used for working capital.

The table below lists our outstanding convertible loans as of June 30, 2012 and the material terms of such loans:

Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Loan Amount (1)	Conversion Price		Amount Outstanding as of June 30, 2012 (1)	Number of Shares Underlying Note as of June 30, 2012
Shigeru Matsuda	6.5%	1/12/2009	5 years	$221,895	$3.05		$312,271	102,305
Nami Murakami	0%	8/16/2010	5 years	18,000	$3.05		18,000	5,898
Makoto Murakami	0%	8/16/2010	5 years	18,000	$3.05		18,000	5,898
Kazuo Murakami	0%	8/16/2010	5 years	18,000	$3.05		18,000	5,898
M’s Support Co. Ltd.	0%	8/17/2010	5 years	18,000	$3.05		18,000	5,898
Yumiko Takemoto	6%	11/23/2010	5 years	2,000	$3.05		2,000	656
Mitsubishi UFJ Capital III, Limited Partnership	10%	3/14/2011	5 years	500,000	$3.05		500,000	163,808

Andrew Wood	8%	7/8/2011	1 year	3,240	$3.60		3,498	972
Yung Min Suh	8%	7/11/2011	1 year	925,200	$3.60		998,180	277,272
Yumiko Nakamura	8%	8/9/2011	1 year	54,000	$3.60		57,912	16,087
Technoble Co., Ltd.	8%	8/30/2011	1 year (2)	130,100	$3.60		138,947	38,596
Delfan Co., Ltd.	8%	8/30/2011	1 year (2)	130,100	$3.60		138,947	38,596
Jun & Yumi Saito	8%	8/31/2011	1 year	5,400	$3.60		5,766	1,602
Sumiko Fujisawa	8%	9/7/2011	1 year (2)	30,000	$3.60		31,987	8,885
Hideki & Eiko Uehara	8%	9/7/2011	1 year (2)	30,000	$3.60		31,987	8,885
Dennis Y. Teranishi	8%	9/9/2011	1 year (2)	108,000	$3.60		115,104	31,973
Shitabata Family Trust	8%	9/29/2011	1 year (2)	450,000	$3.60		477,600	132,667
Shitabata Family Trust	8%	10/3/2011	1 year (2)	1,050,000	$3.60		1,113,467	309,296
MLPF&S Cust. FBO Willis C. Lee	8%	10/5/2011	1 year	128,002	$3.60		135,682	37,689
Tracey & Mark Doi	8%	2/10/2012	1 year	108,000	$3.60		111,408	30,947
Yukio Hasegawa	8%	2/15/2012	1 year (2)	133,333	$3.60		137,392	38,165
Robert and Megumi Jo	8%	2/18/2012	1 year (2)	100,000	$3.60		102,933	28,593
Hiroshi Iguchi	8%	2/20/2012	1 year (2)	133,333	$3.60		137,244	38,123
The Saito Family Trust	8%	2/20/2012	1 year (2)	100,000	$3.60		102,933	28,593
J.R. Downey	8%	3/2/2012	1 year (2)	150,005	$3.60		154,038	42,788
Paul Terasaki	10%	5/1/2012	1 year	500,000	$3.30	(3)	508,472	154,082
Yasushi Nagasaki	10%	6/29/2012	Due on demand	388,800	$3.30		389,016	117,884
TOTAL				$5,453,408			$5,778,785

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
(3)
Convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower

The table below lists our outstanding non-convertible loans as of June 30, 2012 and the material terms of such loans:

Lender	Annual Interest Rate	Date of loan	Term of Loan	Principal Loan Amount (1)	Amount Outstanding as of June 30, 2012 (1)
Hope International Hospice, Inc.	8%	1/12/2011	2 years	$200,000	$203,556
Yutaka Niihara	6.5%	1/12/2009	Due on demand	272,800	273,736
Hope International Hospice, Inc.	8%	1/17/2012	Due on demand	200,000	203,333
Lan T. Tran	11%	2/10/2012	2 years (2)	205,000	213,895
Izumi Tanaka	11%	2/16/2012	2 years (3)	133,333	136,389
Mariko Tejima	11%	2/16/2012	2 years (3)	133,333	136,389
Hideki & Eiko Uehara	11%	2/15/2012	Due on demand	133,333	135,207
Shigeru Matsuda	11%	2/15/2012	Due on demand	833,335	845,048
Hope Hospice International	8%	6/14/2012	Due on demand	200,000	200,756
Hope Hospice International	8%	6/21/2012	Due on demand	100,000	100,474
Cuc T. Tran	11%	6/27/2012	1 year	10,000	10,012
TOTAL				$3,678,505	$3,761,744

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

The loan to the Company from Yung Min Suh is evidenced by a promissory note.  The entire principal amount of the note and any outstanding accrued interest is due on the maturity date.  The principal amount and any unpaid accrued interest due under the promissory note is convertible into shares of our common stock at $3.60 per share.  In connection with the issuance of the note, we issued Ms. Suh a three-year warrant to purchase 64,250 shares of our common stock at a per share exercise price equal to 75% of the per share fair market value of our common stock on the date prior to exercise.  If we fail to make any payment when due under the note, seek relief under the U.S. Bankruptcy Code, fail to deliver shares of common stock upon conversion of the note within the deadline specified in the note, suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, consent to the appointment of a receiver or similar official that is not vacated within 30 days, make a general assignment for the benefit of our creditors or admit in writing that we are generally unable to pay our debts as they become due, the entire balance of the note shall be due and payable to the holder. This loan was refinanced subsequent to June 30, 2012. In July 2012, the Company refinanced a $925,200 principal amount convertible note and its unpaid accrued interest (the “Original Note”).  Pursuant to the refinancing, Ms. Suh loaned the Company an additional $181,500 and the Company and issued a new convertible note in the principal amount of $1,180,716 to Ms. Suh, which represented the additional funds loaned to the Company by Ms. Suh and the amount due to Ms. Suh under the Original Note as of July 11, 2012 (which included unpaid accrued interest).  The new note bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.  In connection with the issuance of the note, the Company issued three-year warrants to purchase 13,750 shares of common stock at a per share exercise price equal to 75% of the per-share fair market value of the common stock on the date of the holder’s delivery of the notice of exercise to the Company.

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

The loan to the Company from Paul Terasaki is evidenced by a promissory note.  The entire principal amount of the note and any outstanding accrued interest is due on the maturity date.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower. If the Company fails to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes is due and payable to the holder. Dr. Niihara provided a guarantee on the promissory note entered into with Paul Terasaki.

The loan to the Company from Yasushi Nagasaki is evidenced by a promissory note.  The entire principal amount of the note and any outstanding accrued interest is due on demand  The principal amount and any unpaid interest due under the promissory note are convertible into shares of our common stock at $3.30 per share.  If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note shall be due and payable to the holder.

The loan to the Company from The Niihara Family is evidenced by a promissory note. The entire principal amount of the note and any outstanding accrued interest thereon is due on the six-month anniversary date of the note. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note shall be due and payable to the holder.

The loans to the Company from Hope International Hospice, Inc. are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on demand.  If we fail to make any payment due under the terms of the notes, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

The loan to the Company from Cuc T. Tran is evidenced by a promissory note. The entire principal amount of the note and any outstanding accrued interest thereon is due on the one-year anniversary date of the note. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note shall be due and payable to the holder.

In July 2012, the Company issued four convertible notes totaling $64,840 in aggregate principal amount, which bear interest at 10% per annum and mature on the one-year anniversary dates of the notes.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2012 the Company sold 11,000 shares of common stock at a price of $3.00 per share for gross proceeds of $33,000.

In July 2012, the Company refinanced a convertible note in the principal amount of $925,200 and its unpaid accrued interest.  In connection with the refinancing, the holder of the note loaned the Company an additional $181,500 in connection with the refinancing and the Company issued a new convertible note in the principal amount of $1,180,716 to the lender, which bears interest at 10% per annum and matures on the one-year anniversary date of the new note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.  In connection with the issuance of the note, the Company issued three-year warrants to purchase 13,750 shares of common stock at a per share exercise price equal to 75% of the per-share fair market value of the common stock on the date of the holder’s delivery of the notice of exercise to the Company.

In August 2012, the Company is planning to refinance a convertible note in the principal amount of $54,000 by paying down the principal by $4,500 and issuing a new convertible note in the amount of $49,500 which bears interest at 10% per annum and matures on the one-year anniversary date of the new note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities increased by $0.7 million, or 35%, to $2.8 million from $2.1 million for the six months ended June 30, 2012 and 2011, respectively.  This increase was primarily due to a $ 3.6 million increase in net loss offset by non-cash items included in the increased net loss We incurred a non-cash expense of $1.8 million related to our issuance of warrants and options to directors, officers, employees and consultants for their services rendered and non-cash interest expenses of $1.5 million, which were partially offset by a $0.3 million gain on termination of a secured debt.

Net cash used in investing activities

Net cash flows used in investing activities increased to $1.5 million from $0.001 million for the six months ended June 30, 2012 and 2011, respectively.  The increase was mainly due to a partial payment the license fee to CellSeed for the corneal technology of $1.5 million during the six month ended June 30, 2012.

Net cash from financing activities

Net cash flows from financing activities increased by $2.0 million, or 83%, to $4.4 million from $2.2 million for the six months ended June 30, 2012 and 2011, respectively, primarily as a result a $3.1 million increase in the net proceeds from the issuance of notes payable and convertible notes payable, partially offset by a $1.1 million decrease in proceeds from the issuance of shares of our common stock.  Since July 2011, the Company has mainly relied on the sale and issuance of convertible and non-convertible notes for its financial and working capital needs.

None of the convertible notes payable were converted into shares of our common stock during the six months ended June 30, 2012, compared to $0.1 million for the six months ended June 30, 2011.

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

We estimate our sales returns based upon our prior sales and return history. Historically, sales returns have been very nominal.  We continue to monitor our returns and will adjust our estimates based on its actual sales return experience. The Company records a 5% Sales Return Allowance for the NutreStore sales in the accompanying financial statements.

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

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On July 23, 2012, the Company filed a complaint in Los Angeles Superior Court against AFH Holding & Advisory, LLC (“AFH Advisory”) and Amir F. Heshmatpour.  Mr. Heshmatpour is a former officer of AFH Acquisition IV, Inc. (prior to the Merger) and former director of the Company and is the Managing Partner of AFH Advisory.  Pursuant to the complaint, the Company seeks return of approximately $1.2 million in proceeds (the “Placement Proceeds”) raised in a private placement conducted by  AFH Acquisition IV, Inc. in April 2011 prior to the Merger, which Placement Proceeds were not received by the Company at the time of the Merger.
.
Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities During the Three Months Ended June 30, 2012

On May 1, 2012, the Company issued a convertible note in the aggregate principal amount of $500,000 to Paul Terasaki, which bears interest at 10% per annum and matures on the one-year anniversary dates of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower. If the Company fails to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder. Dr.Niihara provided a guarantee on the promissory note entered into with Paul Terasaki.

On June 29, 2012, the Company issued a convertible note in the aggregate principal amount of $388,800 to Yasushi Nagasaki which bears interest at 10% per annum.  The entire principal amount of the note and any outstanding accrued interest is due on demand.  The principal amount and any unpaid interest due under the promissory note are convertible into shares of our common stock at $3.30 per share.  If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note shall be due and payable to the holder.

The convertible notes issued to the above-referenced security holders were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder. These securities qualified for exemption under Rule 506 promulgated under Section 4(2) of the Securities Act because the issuances of the securities by the Company did not involve a “public offering.”  The issuances were not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; (iii) each offeree was an “accredited investor” as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees.

Item 3. Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Issuances of Securities during the three months ended June 30, 2012

During the three months ended June 30, 2012, we issued the following convertible promissory notes to the following persons with the terms indicated below:

Noteholder	Type of Note	Interest Rate	Date of Note	Term	Principal Amount
Paul Terasaki	Convertible	10%	5/1/2012	1 year	$500,000
Yasushi Nagasaki	Convertible	10%	6/29/2012	Due on demand	$388,800

The loan to the Company from Paul Terasaki is evidence by a promissory note.  The entire principal amount of the note and any outstanding accrued interest is due on the maturity date.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower. If the Company fails to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note is due and payable to the holder. Dr.Niihara provided a guarantee on the promissory note entered into with Paul Terasaki.

The loan to the Company from Yasushi Nagasaki is evidenced by a promissory note.  The entire principal amount of the note and any outstanding accrued interest is due on demand  The principal amount and any unpaid interest due under the promissory note are convertible into shares of our common stock at $3.30 per share.  If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note shall be due and payable to the holder.

Issuance of Promissory Notes during the three months ended June 30, 2012

From April to June 2012, we issued non-convertible promissory notes to the following persons with the terms indicated below:

Noteholder	Type of Note	Interest Rate	Date of Note	Term of Note	Principal Amount
The Niihara Family	Non-convertible	15%	4/5/2012	Six months	$1,257,370
Hope International Hospice, Inc.	Non-convertible	8%	6/14/2012	Due on demand	$200,000
Hope International Hospice, Inc.	Non-convertible	8%	6/21/2012	Due on demand	$100,000

The loan to the Company from The Niihara Family is evidenced by a promissory note. The entire principal amount of the note and any outstanding accrued interest thereon is due on the one-year anniversary date of the note. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

The loans to the Company from Hope International Hospice, Inc. are evidenced by promissory notes. The entire principal amount of each note and any outstanding accrued interest thereon is due on the one-year anniversary date of the note. If we fail to make any payment due under the terms of the notes, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of each of the notes shall be due and payable to the holder.

Termination of Offering

On July 19, 2012, the Company elected to terminate the offering contemplated by the Amended and Restated Letter of Intent dated September 30, 2011 by and between the Company and AFH Advisory (the “LOI”). Based on the Company’s termination of the Offering pursuant to the terms of the LOI and separate from the lawsuit filed by the Company against AFH Advisory and Mr. Heshmatpour, the Company is seeking to cancel certain shares of its common stock that were previously issued to AFH Advisory, Mr. Heshmatpour and their affiliates.

The information included in this Item 5 is provided in accordance with Item 1.01, Item 2.03 Item 3.02 and Item 8.01 of Form 8-K.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Convertible Promissory Note dated June 29, 2012 issued by the registrant to Paul Terasaki.

4.2	Convertible Promissory Note dated June 29, 2012 issued by the registrant to Yasushi Nagasaki.

10.1	Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A attached to the Form of Promissory Note.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: August 14, 2012		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Peter Ludlum
	By:	Peter Ludlum
	Its:	Chief Financial Officer (principal financial and accounting officer)