Form 10-Q
period 2012-09-30
EMMAUS LIFE SCIENCES, INC.
filed 2012-11-14
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The registrant had 24,817,248 shares of common stock, par value $0.001 per share, outstanding as of November 13, 2012.

EMMAUS LIFE SCIENCES, INC.

 FORM 10-Q

 For the Quarterly Period Ended September 30, 2012

 INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1

		(b) Consolidated Statements of Comprehensive Loss for the Three and Nine months Ended September 30, 2012 and 2011 and from December 20, 2000 (Inception) to September 30, 2012 (Unaudited)	2

		(c) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period from December 20, 2000 (Inception) to September 30, 2012 (Unaudited)	3

		(d) Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2012 and 2011 and from December 20, 2000 (Inception) to September 30, 2012 (Unaudited)	8

		(e) Notes to Consolidated Financial Statements as of and for the Nine months Ended September 30, 2012 (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	35

Part II	Other Information

	Item 1.	Legal Proceedings	36

	Item 1A.	Risk Factors	36

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	36

	Item 3.	Default Upon Senior Securities	37

	Item 4.	Mine Safety Disclosures	37

	Item 5.	Other Information	37

	Item 6.	Exhibits	39

Signatures

i

Item 1. Financial Statements

 EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Balance Sheets

	As of
	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$333,532	$313,684
Accounts receivable	51,960	17,996
Inventories	256,436	195,114
Prepaid expenses and other current assets	45,371	62,774
Total current assets	687,299	589,568

PROPERTY AND EQUIPMENT, net	46,852	60,018

OTHER ASSETS
Marketable securities, long-term	693,202	1,387,153
Intangibles, net	1,375,000	—
Notes receivable	18,000	18,000
Deposits	263,499	427,572
Total other assets	2,349,701	1,832,725
Total Assets	$3,083,852	$2,482,311

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,417,691	$756,714
Due to related party	394,446	394,446
Dissenting stockholders payable	200,000	200,000
Notes payable	4,029,656	380,000
Convertible notes payable, net	4,505,730	1,846,010
Total current liabilities	11,547,523	3,577,170

LONG-TERM LIABILITIES
Notes payable	—	1,041,728
Convertible notes payable	896,630	838,492
Total long-term liabilities	896,630	1,880,220
Total Liabilities	12,444,153	5,457,390

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 24,417,248 (excluding 47,178 shares held by stockholders who exercised dissenters’ rights) and 24,393,461 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	24,418	24,394
Additional paid-in capital	22,722,401	18,332,508
Accumulated other comprehensive income	68,569	252,413
Deficit accumulated during the development stage	(32,175,689)	(21,584,394)
Total Stockholders’ Equity (Deficit)	(9,360,301)	(2,975,079)
Total Liabilities & Stockholders’ Equity (Deficit)	$3,083,852	$2,482,311

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.
 (A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2012	2011	2012	2011	2012

REVENUES
Sales	$114,416	$150,636	$377,455	$310,205	$1,091,110
Sales Return & Allowance	(1,290)	1,102	(12,046)	(1,196)	(44,585)
Total revenue	113,126	151,738	365,409	309,009	1,046,525

COST OF GOODS SOLD
Cost of goods sold	36,585	56,954	86,358	127,643	444,496
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	36,585	56,954	86,358	127,643	680,033
GROSS PROFIT	76,541	94,784	279,051	181,366	366,492

OPERATING EXPENSES
Research and development	780,193	532,940	2,209,176	1,181,592	8,661,033
Selling	90,341	234,572	288,794	610,268	2,787,760
General and administrative	1,788,065	1,984,551	5,895,097	3,822,269	16,555,723
Transaction costs	—	—	—	788,893	788,893
Total operating expense	2,658,599	2,752,063	8,393,067	6,403,022	28,793,409
LOSS FROM OPERATIONS	(2,582,058)	(2,657,279)	(8,114,016)	(6,221,656)	(28,426,917)

OTHER INCOME (EXPENSE)
Realized gain on securities available-for-sale	—	—	275,822	—	275,822
Interest income	15,092	7,579	29,705	24,193	145,432
Interest expense	(884,496)	(264,058)	(2,776,893)	(294,733)	(4,146,056)
	(869,404)	(256,479)	(2,471,366)	(270,540)	(3,724,802)
LOSS BEFORE INCOME TAXES	$(3,451,462)	$(2,913,758)	$(10,585,382)	$(6,492,196)	$(32,151,719)
INCOME TAXES (BENEFIT)	113	—	5,913	—	23,970
NET LOSS	$(3,451,575)	$(2,913,758)	$(10,591,295)	$(6,492,196)	$(32,175,689)
OTHER INCOME
Unrealized holding gain (loss) on securities available-for-sale	(59,582)	(552,662)	(128,045)	120,491	127,295
Tax on unrealized holding gain (loss) on securities	—	—	—	—	—
Unrealized holding gain (loss) on securities, net of tax	(59,582)	(552,662)	(128,045)	120,491	127,295
Foreign currency translation adjustments	(21,269)	—	(55,800)	—	(58,727)
COMPREHENSIVE LOSS	$(3,532,426)	$(3,466,420)	$(10,775,140)	$(6,371,705)	$(32,107,121)
NET LOSS PER COMMON SHARE	$(0.14)	$(0.12)	$(0.43)	$(0.29)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,409,360	24,381,667	24,399,390	22,623,847

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to September 30, 2012
(Unaudited)

	Common stock – par value
	$0.001 per share,					Deficit
	100,000,000				Accumulated	Accumulated
	shares authorized			Additional	Other	during
		Common	Gross	Paid-in	Comprehensive	Development
	Shares	Stock	$/Share	Capital	Income	Stage	Total

Balance, December 31, 2000 (1) (2)	12,531,125	$12,531	—	$(2,931)	—	$—	$9,600

Net loss	—	—	—	—	—	(21,942)	(21,942)

Balance, December 31, 2001	12,531,125	12,531	—	(2,931)	—	(21,942)	(12,342)

Net loss	—	—	—	—	—	(12,464)	(12,464)

Balance, December 31, 2002	12,531,125	12,531	—	(2,931)	—	(34,406)	(24,806)

Constructive distribution of retained loss to additional paid-in capital	—	—	—	(34,406)	—	34,406	—
Common stock issued	737,125	737	0.34	249,263	—	—	250,000

Net loss	—	—	—	—	—	(97,481)	(97,481)

Balance, December 31, 2003	13,268,250	13,268	—	211,926	—	(97,481)	127,713

(1) Reflects recapitalization of members’ equity into (425,000 pre-merger) 12,531,125 shares of common stock of Emmaus Medical, Inc.

(2) The stockholders’ equity has been recapitalized to give effect to the shares exchanged by existing stockholders pursuant to the merger agreement dated April 21, 2011, more fully discussed in the Recapitalization and change in legal status of entity footnotes to these financial statements.

Emmaus Life Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to September 30, 2012 (Continued)
(Unaudited)
	Common stock – par value
	$0.001 per share,					Deficit
	100,000,000				Accumulated	Accumulated
	shares authorized			Additional	Other	during
		Common	Gross	Paid-in	Comprehensive	Development
	Shares	Stock	$/Share	Capital	Income	Stage	Total

Balance, December 31, 2003	13,268,250	$13,268	—	$211,926	$—	$(97,481)	$127,713

Common stock issued	1,459,270	1,459	0.35	503,616	—	—	505,075
Common stock issued	88,455	89	0.06	4,911	—	—	5,000
Common stock issued	67,817	68	2.03	137,932	—	—	138,000
Net loss	—	—		—	—	(624,936)	(624,936)

Balance, December 31, 2004	14,883,792	14,884	—	858,385	—	(722,417)	150,852

Common stock issued	398,549	399	2.03	327,886	—	—	328,285
Net loss	—	—		—	—	(668,091)	(668,091)

Balance, December 31, 2005	15,282,341	15,283	—	1,186,271	—	(1,390,508)	(188,954)

Common stock issued	523,388	523	2.03	824,517	—	—	825,040
Net loss	—	—		—	—	(759,962)	(759,962)

Balance, December 31, 2006	15,805,729	15,806	—	2,010,788	—	(2,150,470)	(123,876)

Common stock issued	1,344,162	1,344	2.03	2,732,516	—	—	2,733,860
Net loss	—	—	—	—	—	(1,282,212)	(1,282,212)

Balance, December 31, 2007	17,149,891	17,150	—	4,743,304	—	(3,432,682)	1,327,772

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to September 30, 2012 (Continued)
(Unaudited)
	Common stock – par value
	$0.001 per share,					Deficit
	100,000,000				Accumulated	Accumulated
	shares authorized			Additional	Other	during
		Common	Gross	Paid-in	Comprehensive	Development
	Shares	Stock	$/Share	Capital	Income	Stage	Total

Balance, December 31, 2007	17,149,891	$17,150	—	$4,743,304	$—	$(3,432,682)	$1,327,772

Common stock issued	1,226,959	1,227	2.03	3,389,464	—	—	3,390,691
Net loss	—	—	—	—	—	(2,993,777)	(2,993,777)

Balance, December 31, 2008	18,376,850	18,377	—	8,132,768	—	(6,426,459)	1,724,686

Warrants issued	—	—	—	160,000	—	—	160,000
Common stock issued, net of issuance cost of $160,000	854,446	854		2,078,071	—	—	2,078,925
Net loss	—	—	—	—	—	(2,567,807)	(2,567,807)

Balance, December 31, 2009	19,231,296	19,231	—	10,370,839	—	(8,994,266)	1,395,804

Warrants issued	—	—	—	480,000	—	—	480,000
Common stock issued, net of issuance cost of $480,000	705,900	706	3.05	1,643,588	—	—	1,644,294
Conversion of notes payable to common stock	427,857	428	3.05	1,305,572	—	—	1,306,000
Unrealized gain on securities available for sale	—	—	—	—	542,573	—	542,573
Net loss	—	—	—	—	—	(3,757,370)	(3,757,370)

Balance, December 31, 2010	20,365,053	20,365	—	13,799,999	542,573	(12,751,636)	1,611,301

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to September 30, 2012 (Continued)
(Unaudited)
	Common stock – par value
	$0.001 per share,					Deficit
	100,000,000				Accumulated	Accumulated
	shares authorized			Additional	Other	during
		Common	Gross	Paid-in	Comprehensive	Development
	Shares	Stock	$/Share	Capital	Income	Stage	Total

Balance, December 31, 2010	20,365,053	$20,365	—	$13,799,999	$542,573	$(12,751,636)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	4.24	1,153,402	—	—	1,153,674
Conversion of notes payable to common stock	36,514	37	3.05	109,993	—	—	110,030
Shares issued to existing shell stockholders in the reorganization	3,750,000	3,750	—	(3,750)	—	—	—
Shares issued for stock option exercised	11,794	12	3.05	35,960	—	—	35,972
Proceeds from exercise of warrants	4,718	5	3.05	14,395	—	—	14,400
Stock options vested	—	—	—	35,196	—	—	35,196
Cashless exercise of warrants	413	—	—	—	—	—	—
Common stock repurchased and cancelled from dissenting stockholders	(47,178)	(47)	4.24	(199,953)	—	—	(200,000)
Warrants issued as a payment of consulting fee	—	—	—	1,053,150	—	—	1,053,150
Warrants issued in conjunction with convertible note	—	—	—	864,773	—	—	864,773
Impact of beneficial conversion feature	—	—	—	1,469,343	—	—	1,469,343
Unrealized loss on securities	—	—	—	—	(287,233)	—	(287,233)
Foreign currency translation effect	—	—	—	—	(2,927)	—	(2,927)
Net loss	—	—	—	—	—	(8,832,758)	(8,832,758)

Balance, December 31, 2011	24,393,461	24,394	—	18,332,508	252,413	(21,584,394)	(2,975,079)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to September 30, 2012 (Continued)
(Unaudited)
	Common stock – par value
	$0.001 per share,					Deficit
	100,000,000				Accumulated	Accumulated
	shares authorized			Additional	Other	during
		Common	Gross	Paid-in	Comprehensive	Development
	Shares	Stock	$/Share	Capital	Income	Stage	Total

Balance, December 31, 2011	24,393,461	$24,394	—	$18,332,508	$252,413	$(21,584,394)	$(2,975,079)

Warrants issued in conjunction with convertible note	—	—	—	175,961	—	—	175,961
Warrants issued in conjunction with promissory note	—	—	—	1,485,835	—	—	1,485,835
Impact of beneficial conversion feature	—	—	—	256,761	—	—	256,761
Stock based compensation	—	—	—	2,392,327	—	—	2,392,327
Stock issued as a payment of professional fee	12,787	13	3.60	46,020	—	—	46,033
Stock issued for cash	11,000	11	3.00	32,989	—		33,000
Realized gain on securities	—	—	—	—	24,490	—	24,490
Unrealized gain on securities	—	—	—	—	(152,535)	—	(152,535)
Foreign currency translation effect	—	—	—	—	(55,799)	—	(55,799)
Net loss	—	—	—	—	—	(10,591,295)	(10,591,295)

Balance, September 30, 2012	24,417,248	$24,418	—	$22,722,401	$68,569	$(32,175,689)	$(9,360,301)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,		From December 20, 2000 (date of inception) to
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,591,295)	$(6,492,196)	$(32,175,689)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	146,089	147,284	1,023,108
Cost of scrapped inventory written off	—	—	235,537
Fair value of warrants issued for services	—	1,053,150	1,053,150
Interest expense accrued from discount of convertible note	2,156,547	185,414	2,932,631
Gain on securities available-for-sale	(275,822)	—	(275,822)
Share-based compensation	2,392,327	—	2,427,523
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(33,622)	(56,122)	(57,724)
Inventory	(59,553)	(103,360)	(486,194)
Prepaid expenses and other current assets	18,048	(44,676)	(62,726)
Deposits	164,341	1,125	(212,595)
Accounts payable and accrued expenses	1,661,531	286,512	2,358,107
Due to related party	—	500,000	394,446
Net cash flows used in operating activities	(4,421,409)	(4,522,869)	(22,846,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	(1,500,000)	—	(2,250,000)
Purchases of marketable securities	—	—	(1,131,813)
Purchases of property and equipment	(7,385)	(2,450)	(194,363)
Net cash flows used in investing activities	(1,507,385)	(2,450)	(3,576,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	—	—	299,500
Repayment of line of credit	—	—	(299,500)
Proceeds from notes payable issued	4,545,660	1,841,728	7,129,851
Payments of notes payable	—	(880,000)	(915,576)
Payment of convertible notes	(350,100)	—	(350,100)
Proceeds from convertible notes payable issued	1,712,365	2,740,001	7,124,040
Proceeds from issuance of common stock	79,034	1,168,074	13,797,444
Net cash flows from financing activities	5,986,959	4,869,803	26,785,659

Effect of exchange rate changes on cash	(38,317)	—	(41,303)

Net increase in cash and cash equivalents	19,848	344,484	321,932
Cash and cash equivalents, beginning of period	313,684	258,676	—
Cash acquired	—	—	11,600
Cash and cash equivalents, end of period	$333,532	$603,160	$333,532
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$159,677	$57,827	$612,954
Income taxes paid	$5,913	$—	$23,970
Non-cash financing activities:
Conversion of notes payable to common stock	$—	$110,030	$1,416,030
Disposal of pledged marketable securities	$(565,907)	$—	$(565,907)
Cancellation of secured debt	$841,728	$—	$841,728

The accompanying notes are an integral part of these financial statements

EMMAUS LIFE SCIENCES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

In October 2010, the Company established Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”) by paying 97% of the initial capital. EM Japan is engaged in the business of trading in nutritional supplements and other medical products and drugs. The results of EM Japan have been included in the consolidated financial statements of the Company since the date of formation. The aggregate formation cost was $52,500. Emmaus Medical acquired the additional 3% of the outstanding shares of EM Japan during the three months ended March 31, 2011 and is now the 100% owner of the outstanding share capital.

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

Nature of Business – The Company has undertaken the business of developing and commercializing cost-effective treatments and therapies for rare diseases. The Company’s primary business purpose is to continue its late-stage development of the amino acid L-glutamine as a prescription drug for the treatment of sickle cell disease (“SCD”). The Company’s current focus is to complete the Phase III clinical trial on SCD that involves over 30 research sites and at least 220 patients.

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

Going concern – The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the nine months ended September 30, 2012 totaling $10,591,295 as well as an accumulated deficit since inception amounting to $32,175,689. Further, the Company appears to have inadequate cash and cash equivalents of $333,532 as of September 30, 2012 considering that revenues from operations since inception totaled only $1,046,525. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

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

For accounting purposes, the Merger transaction is being accounted for as a reverse merger. The transaction has been treated as a recapitalization of Emmaus Medical and its subsidiaries, with Emmaus Life Sciences, Inc. (the legal acquirer of Emmaus Medical and its subsidiaries) considered the accounting acquiree and Emmaus Medical, whose management took control of Emmaus Life Sciences, Inc. (the legal acquiree of Emmaus Medical), considered the accounting acquirer.

Principles of consolidation – The financial statements include the accounts of the Company (and its wholly-owned subsidiary, Emmaus Medical, Inc., and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation, EM Japan and EM Europe. All significant intercompany transactions have been eliminated.

Development stage company – The Company is a development stage company as defined in accounting principles generally accepted in the United States of America. The Company is considered a development stage company because it devotes substantially all of its time to research and development for potential pharmaceutical products and to establish its business and operations. The minimal sales for the period from inception to September 30, 2012 are from NutreStore and the products of Newfield Nutrition Corporation, which is not considered to be a part of its principal operations.

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

Inventories – Inventories as of September 30, 2012 consisted of 90% finished goods and 10% work-in-process and are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-Glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the purchases during the nine months ended September 30, 2012 were from one vendor and in 2011 were from two vendors.

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

Credits will only be issued for full cartons without any missing packets of product. No credit is issued, nor does the Company accept charges or deductions for administrative, handling, or freight charges associated with the return of product to the Company. No credit is issued for product destroyed by anyone other than the Company. Customers must return the product within 60 days of receiving the Company’s written approval for the return or the return will not be issued a credit. The amount of the credit provided for returned product is based on the current wholesale acquisition cost of the returned product less 5%. When product is returned, a credit memo is applied to the customer’s current account balance or applied to future purchases. Credit memos expire one hundred eighty (180) days from date issued.

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

Advertising cost – Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2012 and 2011 were $134,221 and $67,066, respectively. Advertising costs from inception to September 30, 2012 were approximately $378,389.

Property and equipment – Leaseholds, furniture, and fixtures are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

Intangibles – The Company’s intangible assets include license issue fees and patent costs relating to a license agreement (Note 4). These intangible assets are amortized over a period of 3 to 7 years, the estimated legal life of the patents and economic life of the license agreements. The intangible assets are assessed by management, annually, for potential impairment. No impairment existed as of September 30, 2012 and December 31, 2011.

Impairment of long-lived assets – In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

•	significantly lower performance relative to expected historical or projected future operating results;
•	market projections;
•	its ability to obtain patents, including continuation patents, on technology;
•	significant changes in its strategic business objectives and utilization of the assets;
•	significant negative industry or economic trends, including legal factors;
•	potential for strategic partnerships for the development of its patented technology; and
•	changing or implementation of rules regarding manufacture.

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

Based on its analysis, the Company believes that no indicators of impairment of the carrying value of its long-lived assets existed at September 30, 2012 and 2011.

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of September 30, 2012, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit. The Company may from time to time be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

As of September 30, 2012, all federal tax returns since 2009 and state tax returns since 2008 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

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

Marketable securities – Investment securities as of September 30, 2012 and December 31, 2011 are classified as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed, Inc. securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 73,550 shares of CellSeed stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed’s IPO (JASDAQ Growth symbol 7776) was completed on March 16, 2010. As of September 30, 2012 and December 31, 2011, the closing price per share was 735 Yen and 730 Yen, respectively. Historical JASDEQ closing prices can be found from http://www.bloomberg.com/apps/quote?ticker=7776:JP. The Company’s security position in CellSeed is many times the average daily trading volume of the stock on the JASDAQ exchange. Any attempt to sell the Company’s position in a short period of time may have an adverse impact on the price of the stock.

As of September 30, 2012 and December 31, 2011, 100% of the investment in CellSeed is classified as a long term asset in the accompanying balance sheet as the investment is assigned as collateral on certain borrowings.

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

Level 2: Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability; and
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at September 30, 2012. The fair value of the Company’s debt instruments is not materially different from their carrying values as presented. The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

Net loss per share – In accordance with FASB ASC Topic 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2012 and 2011, there were 6,671,996 and 1,683,029 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2012	December 31, 2011
Equipment	$119,183	$111,655
Leasehold improvements	23,054	23,054
Furniture and fixtures	52,269	52,269
	194,506	186,978
Less: accumulated depreciation	(147,654)	(126,960)
	$46,852	$60,018

During the nine months ended September 30, 2012 and 2011, the depreciation expense was $20,694 and $18,545, respectively. Depreciation expense from inception to September 30, 2012 was $147,654.

NOTE 4 – INTANGIBLE ASSETS

The Company is licensed to market and sell NutreStore® [L-glutamine powder for oral solution] as a treatment for short bowel syndrome (“SBS”). The Company previously promoted Zorbtive® [somatropin (rDNA origin) for injection] prior to July 31, 2011. Subsequent to July 31, 2011, the Company has not promoted Zorbtive.

In April 2011, Emmaus Medical entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, an addendum to the agreements. Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products. Pursuant to the Individual Agreement, CellSeed granted the Company the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell-Sheet (“CAOMECS”) for the cornea in the United States and agreed to disclose its accumulated information package (the “Package”) for the joint development of CAOMECS to the Company. Under the Research Agreement, as supplemented by the addendum, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the Package to Emmaus and Emmaus providing written confirmation of its acceptance of the complete Package, which has not yet been completed. Under the Individual Agreement, the Company agreed to pay CellSeed $1.5 million, which it paid in February 2012.

Intangible assets consisted of the following at:

	September 30, 2012	December 31, 2011
License fees and patent filing costs	$2,250,000	$750,000
Less: accumulated amortization	(875,000)	(750,000)
	$1,375,000	$—

During the nine months ended September 30, 2012 and 2011, the amortization expense was $125,000 and $128,740, respectively. Amortization expense from inception to September 30, 2012 was $875,000. Expected amortization expense for the year ended December 31, 2012 is estimated to be approximately $178,571.

As of September 30, 2012 estimated aggregate amortization expense for the next five years is as follows:

Year ending December 31	Amount
2012	$178,571
2013	214,286
2014	214,286
2015	214,286
2016	214,286
Thereafter	464,285
$1,500,000

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

Accounts payable	September 30, 2012	December 31, 2011
Clinical trial management expenses	$652,157	$237,202
Legal Expenses	502,204	33,310
Miscellaneous vendors	503,528	228,817
Subtotal	1,657,889	499,329
Accrued expenses	418,386	96,719
Accrued expenses (Deferred Salary)	341,416	160,666
Total accounts payable and accrued expenses	$2,417,691	$756,714

There are no amounts due to related parties included in accounts payable. However, accrued expenses include accrued interest for the Convertible Notes issued to related parties. Amounts due to related parties have been separately presented on the balance sheet.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at:

	Loan Amount at September 30, 2012	Discount Amount at September 30, 2012	Carrying Amount at September 30, 2012	Carrying Amount at December 31, 2011
Loans issued prior to 2012:
Convertible note payable to a Stockholder (1) due 2014 at 6.5%	$322,630	$—	$322,630	$264,492
Convertible notes payable to Stockholders due 2015 at 0%	72,000	—	72,000	72,000
Convertible note payable to a Stockholder due 2015 at 6%	2,000	—	2,000	2,000
Convertible note payable to a Bank due 2016 at 10%	500,000	—	500,000	500,000
Convertible note payable to Officers due 2012 at 8%	128,002	—	128,002	338,443
Convertible notes payable to Related Parties due 2012 at 8%	1,080,000	—	1,080,000	838,890
Convertible notes payable to Third Parties due 2012 at 8%	—	—	—	668,677
Note payable to an Officer due on demand at 6.5%	272,800	—	272,800	380,000
Notes payable to a Related Party (2) due 2013 at 8%	—	—	—	200,000
Note cancelled in 2012	—	—	—	841,728
New loans issued in 2012:
Convertible note payable to a Director due 2013 at 8%	108,000	35,172	72,828	—
Notes payable to a Related Party (2) due on demand at 8%	100,000	—	100,000	—
Notes payable to Third Parties due on demand at 11%	266,666	—	266,666	—
Convertible note payable to a Stockholder due 2013 at 10%	500,000	26,136	473,864	—
Convertible note payable to an Officer due on demand at 10%	388,800	26,116	362,684	—
Convertible note payable to a Related Party due 2012 at 8%	133,333	14,803	118,530	—
Convertible note payable to Related Parties due 2013 at 10%	593,740	—	593,740	—
Convertible note payable to Third Parties due 2013 at 10%	1,310,556	48,868	1,261,688	—
Convertible notes payable to a Related Party due 2012 at 10%	32,400	—	32,400	—
Convertible notes payable to Related Parties due on demand at 8%	150,000	17,296	132,704	—
Convertible notes payable to Third Parties due on demand at 8%	283,338	34,047	249,291	—
Notes payable to a Related Party (2) due 2013 at 8%	200,000	—	200,000	—
Note payable to an Officer due 2013 at 1%	1,270,100	770,800	499,300	—
Note payable to an Officer due on demand at 11%	130,000	40,825	89,175	—
Note payable to a Related Party due 2013 at 11%	10,000	—	10,000	—
Note payable to Related Parties due on demand at 11%	382,058	42,204	339,854	—
Note payable to a Stockholder due on demand at 11%	833,335	263,775	569,560	—
Notes payable to a Related Party (2) due on demand at 8%	400,000	—	400,000	—
Note payable to a Related Party due 2012 at 15% per annum	1,282,300	—	1,282,300	—
Total	$10,752,058	$1,320,042	$9,432,016	$4,106,230

Amount due in one year	9,855,428	1,320,042	8,535,386	3,267,738

Long term portion of notes payable	$896,630	$—	$896,630	$838,492

(1) Original loan amount was $221,895. Carrying amount as of September 30, 2012 includes accrued interest of $53,439 and foreign exchange effect of $47,296.
(2) Dr. Niihara is also the CEO of Hope International Hospice, Inc.

During the nine months ended September 30, 2012, notes payable in the principal amount of $896,630, $2,190,456 and $2,517,713 were convertible, at option of the lender, into shares of the Company’s common stock at $3.05, $3.30 and $3.60 per share, respectively.

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

In February 2012, the Company issued a promissory note in the amount of $205,000, which bears interest at 11% per annum and matures on the two year anniversary date of the note. The lender may, at any time after the six month anniversary date of the note, declare the entire unpaid principal and unpaid accrued interest immediately due and payable. In connection with the issuance of the note, the Company issued three-year warrants to purchase 56,945 shares of the Company’s common stock at a per share exercise price of $1.00. In September, the principal amount was reduced by $75,000.

In February 2012, the Company issued a convertible note in the amount of $108,000, which bears interest at 8% per annum and matures on the one-year anniversary date of the note. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share. In connection with the issuance of the note, the Company issued three-year warrants to purchase 30,000 shares of the Company’s common stock at a per share exercise price of $1.00.

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

In February 2012, the Company issued four convertible notes totaling $466,666 in aggregate principal amount, which bear interest at 8% per annum and mature on the one-year anniversary dates of the notes. Each lender may, after the three month anniversary date of its note, declare all unpaid principal and accrued unpaid interest immediately due and payable. The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.60 per share. In connection with the issuance of the notes, the Company issued three-year warrants to purchase a total of 32,406 shares of the Company’s common stock at a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise. In September, the principal amount of one of the convertible notes was reduced by $50,000.

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

In April 2012, EM Japan issued a note in the amount of 100,000,000 yen which bears interest at 15% per annum. The loan is valued at $1,282,300 at September 30, 2012. The entire principal amount of the note and any outstanding accrued interest thereon is due on the six-month anniversary date of the note.

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

In July 2012, the Company issued a promissory note in the principal amount of $248,725 bearing interest at 11% per annum. The entire principal amount of each note and any outstanding accrued interest thereon is due on demand.

In July 2012, the Company issued convertible notes totaling $61,600 in aggregate principal amount, which bear interest at 10% per annum and mature on the one-year anniversary dates of the notes. The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2012, the Company refinanced a convertible note in the amount of $3,240 with a new convertible note in the amount of $3,240 which bears interest at 10% per annum and matures on the one-year anniversary date of the note. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.30 per share.

In July 2012, the Company refinanced a $925,200 principal amount convertible note and its unpaid accrued interest (the “Original Note”). Pursuant to the refinancing, the holder loaned the Company an additional $181,500 and the Company issued a new convertible note in the principal amount of $1,180,716 to the holder, which represented the additional funds loaned to the Company by the holder and the amount due to the holder under the Original Note as of July 11, 2012 (which included unpaid accrued interest). The new note bears interest at 10% per annum and matures on the one-year anniversary date of the note. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share. In connection with the issuance of the note, the Company issued three-year warrants to purchase 13,750 shares of common stock at a per share exercise price equal to 75% of the per-share fair market value of the common stock on the date of the holder’s delivery of the notice of exercise to the Company.

In August 2012, the Company issued a promissory note in the principal amount of $1,270,100 which bears interest at 1% per annum and matures on the one-year anniversary date of the note. In connection with the issuance of the note, the Company issued three-year warrants to purchase a total of 1,000,000 shares of the Company’s common stock at a per share exercise price of $2.50.

In August 2012, the Company issued convertible notes totaling $56,100 in aggregate principal amount, which bear interest at 10% per annum and mature on the one-year anniversary dates of the notes. The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.30 per share.

In September 2012, the Company refinanced a convertible note in the principal amount of $30,000 with a new convertible note in the amount of $32,400, which bears interest at 10% per annum and matures on the one-year anniversary date of the note. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

In September 2012, the Company refinanced a convertible note in the amount of $108,000 with a new convertible note in the amount of $116,640 which bears interest at 10% per annum and matures on the one-year anniversary date of the note. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share.

The Company estimated the total fair value of the convertible note and warrant in allocating the debt proceeds. The proceeds were allocated to the warrant and convertible note based on the pro-rata fair value. The proceeds allocated to the beneficial conversion were determined by taking the estimated fair value of shares issuable under the convertible note less the fair value of the convertible note determined above. The fair value of options and warrants in 2012 was determined through the Black Scholes Option pricing model with the following inputs:

Stock Price	$3.60
Exercise Price	$1.00 ~ 3.60
Term	2 ~ 10 years
Risk-Free Rate	0.30 ~ 2.22%
Dividend Yield	0%
Volatility	99.89 ~ 141.70%

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock – During the nine months ended September 30, 2012, the Company issued 23,787 shares of its common stock.

During the year ended December 31, 2011, the Company issued a total of 24,393,461 shares of its common stock, which includes 20,628,305 shares issued to the former stockholders of Emmaus Medical pursuant to the Merger Agreement (excluding the 47,178 shares held by stockholders who exercised dissenter’s right in connection with the Merger), and 15,156 shares issued upon the exercise of warrants and options. As discussed in Note 2, in connection with the closing of the Merger, stockholders of the Company prior to the Merger cancelled an aggregate of 1,827,750 shares of common stock owned by them such that they held an aggregate of 3,750,000 shares of common stock upon the closing of the Merger. Pursuant to the Merger Agreement on May 3, 2011, four stockholders of Emmaus Medical exercised their dissenter’s rights and returned 47,178 shares for $200,000, which was outstanding as of September 30, 2012. The shares were cancelled as of May 3, 2011, the closing date of the Merger.

Stock warrants – During the nine months ended September 30, 2012, the Company issued warrants in connection with the issuance of convertible notes to purchase an aggregate of 56,573 shares of common stock at a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise. During this period, the Company also issued warrants to purchase a total of 1,911,020 shares of common stock at an exercise price of $1.00 per share and 1,000,000 shares of common stock at an exercise price of $2.50 per share. In September 2012, the Company canceled warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share that had previously been issued to a director who advised the Company that he would not be standing for re-election to the board of directors.

A summary of outstanding warrants as of September 30, 2012 is presented below.

Nine months ended September 30, 2012
Warrants outstanding, beginning of period	941,202
Granted	2,967,593
Exercised	—
Cancelled, forfeited and expired	500,000
Warrants outstanding, end of period	3,408,795

	Outstanding			Exercisable
Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
During 2012
$1.00	1,411,020	2.28	$1.00	411,020	$1.00
75% of FMV	56,573	2.49	75% of FMV	56,573	75% of FMV
$2.50	1,000,000	2.91	$2.50	1,000,000	$2.50

During 2011
$1.00	311,038	1.93	$1.00	311,038	$1.00
75% of FMV	331,670	1.93	75% of FMV	331,670	75% of FMV
$3.05	5,898	2.48	$3.05	5,898	$3.05

During 2010
$3.05	197,146	2.89	$3.05	197,146	$3.05

During 2009
$3.05	95,450	2.02	$3.05	95,450	$3.05

Stock options – Management has valued the options at their date of grant utilizing the Black-Scholes-Merton Option pricing model. Accordingly, the fair value of the underlying shares was determined based on recent sales of stock by the Company to third parties and other factors determined by management to be relevant to the valuation of such shares. The expected volatility was calculated using the historical volatility of a similar public entity in the industry.

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

The Company had 72,795 options outstanding held by directors of the Company as of December 31, 2011. Of these options 11,795 were vested as of September 30, 2012 and are exercisable at $3.05 per share through 2015 and 49,000 options will be vested in December 2012 at the exercise price of $3.60 per share. During the nine months ended September 30, 2012, the Company issued 1,490,000 options to its directors, officers, employees and consultants. The fair value of these options issued is approximately $5 million. These options will be vested equally over 3 years, starting April 2, 2013 and are exercisable at $3.60 per share through 2022. During the nine months ended September 30, 2012, 12,000 options were canceled or forfeited. The total outstanding options as of September 30, 2012 are 1,550,795.

Registration rights – In connection with the consummation of the Merger, the Company entered into the Registration Rights Agreement for the benefit of certain pre-Merger Company stockholders. Pursuant to the Registration Rights Agreement, such stockholders have certain “piggyback” registration rights on registration statements filed after the Merger is consummated other than registration statements (i) filed in connection with any employee stock option or other benefit plan, (ii) for an exchange offer or offering of securities solely to the Company’s existing stockholders, (iii) for an offering of debt that is convertible into equity securities of the Company; (iv) for a dividend reinvestment plan or (v) for an offering of equity securities of the Company underwritten by Aegis Capital Corp. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Distribution contract – Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For its service, Emmaus Medical pays a monthly commercialization management fee of $5,000 with discount.

Operating leases – The Company leases its office space under operating leases from unrelated entities. The rent expense during the nine months ended September 30, 2012 and 2011 amounted to $105,366 and $106,688, respectively.

The Company leases its approximately 4,540 square foot headquarters offices in Torrance, CA, at a base rental of $4,994 per month plus $320 per month as its share of common area expenses. The lease expires on November 30, 2012. The Company anticipates that the lease expiring on November 30, 2012 will be extended with similar terms. In addition, the Company leases two office suites in Torrance, California at a base rent of $1,610 per month plus share of common area expenses of $90 per month, and at a base rent of $1,750 per month plus share of common area expenses of $90 per month. These leases will expire on August 19, 2013 and February 28, 2013, respectively. Approximately 490 square feet from one office and 1,079 square feet from the other office are currently subleased to an unaffiliated entity on a month to month basis. The Company does not expect to experience any difficulties in renewing its leases, or finding additional or replacement office and warehouse space, at its current or more favorable rates.

The Company also leases two office suites of approximately 512 square feet and 532 square feet, respectively, in Tokyo, Japan at a base rent of $1,678 per month each. These leases will expire on October 14, 2014 and September 15, 2013, respectively.

Future minimum lease payments under the agreements are as follows:

2012	$30,146
2013	49,840
2014	15,681
$95,667

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

NOTE 9 – RELATED PARTY TRANSACTIONS

As of September 30, 2012 an aggregate of $8,524,831 in principal amount of promissory notes from certain stockholders and officers was outstanding. The debt is unsecured and carries interest rates from 0% to 15%. An aggregate of $396,630, $496,540 and $2,117,735 in principal and unpaid accrued interest on the notes are convertible into shares of common stock at $3.05, $3.30 and $3.60 per share, respectively. Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum.

The Company had agreed to (i) pay AFH Holding and Advisory, LLC (“AFH Advisory”) $500,000 (the “Shell Cost”) to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company and to achieve the desired post-merger capitalization of the Company and to (ii) reimburse AFH Advisory for its advancement of expenses on behalf of the Company related to the Merger and a public offering (the “Reimbursable Costs,” and collectively with the Shell Cost, the “Transaction Costs”). These Transaction Costs have been recorded as an expense in the accompanying statement of operations in the period in which they were incurred. As of September 30, 2012, AFH Advisory had advanced an aggregate of $288,893 in Reimbursable Costs on the Company’s behalf. During the year ended December 31, 2011, the Company paid $288,893 in cash to AFH Advisory for the Reimbursable Costs and $105,554 of the Shell Cost, therefore, as of September 30, 2012 an aggregate of $394,446 remains unpaid.

NOTE 10 – GEOGRAPHIC INFORMATION

For the nine months ended September 30, 2012 and 2011, the Company earned revenue from countries outside of the U.S. as outlined in the table below. The Company did not have any significant currency translation or foreign transaction adjustments during the nine months ended September 30, 2012 and 2011.

Country	Sales nine months ended September 30, 2012	% of Total Revenue nine months ended September 30, 2012	Sales nine months ended September 30, 2011	% of Total Revenue nine months ended September 30, 2011
Japan	$204,166	56%	$106,347	34%
Taiwan	$0	0%	$50,000	16%
Ghana	$0	0%	$15,400	5%
South Korea	$46,000	13%	$0	0%

NOTE 11 – SUBSEQUENT EVENTS

In October 2012, the Company refinanced a convertible note in the principal amount of $128,002 with a new convertible note totaling $138,242 which bears interest at 10% per annum and matures on the one-year anniversary date of the note. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share.

In October 2012, the Company sold 400,000 shares of common stock at $3.30 per share for a total investment of $1,320,000 from a third party. The Company intends to enter into a letter of agreement with this third party under which the Company will provide services to the third party. If the letter of agreement is not executed by December 20, 2012 the third party will have an option to redeem the stock for the amount paid. This Redemption Period will be in effect from December 21, 2012 through December 28, 2012 provided that the LOA has not been executed prior to or during the Redemption Period.

In October 2012, the Company refinanced two notes with principal amounts of $1,050,000 and $450,000, respectively, and their unpaid accrued interest (the “Original Notes”) and the Company and issued a new convertible note in the principal amount of $1,620,450, which represented the amount due under the Original Notes including unpaid accrued interest. The new note bears interest at 10% per annum and matures on the one-year anniversary date of the note. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors including: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of September 30, 2012, our accumulated deficit since inception is $32.2 million and we had cash and cash equivalents of $0.3 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately $3.7 million to complete our Phase III clinical trial and $400,000 to obtain regulatory approval of L-glutamine as a therapy for SCD. In addition, we agreed to pay CellSeed an aggregate of $8.5 million pursuant to the Research Agreement with CellSeed, Inc., which is still payable, and we believe that we will need approximately $3.0 million for research and development to develop corneal cell sheet technology in the U.S. and $2.8 million to initiate the cardiac cell sheet work. In addition, we estimate that we will need $2.5 million for research related to other cell sheet applications and Good Manufacturing Practice (“GMP”) laboratory costs for regenerative medicine. We paid the $1.5 million we agreed to pay CellSeed pursuant to the Individual Agreement in February 2012.

Recent Highlights

In April 2009, the FDA authorized us to begin a large Phase III clinical trial directed to study L-glutamine as an agent to reduce sickle cell disease. Patient enrollment began in mid-2010 and as of November 9, 2012, we have signed contracts with 32 study sites across the United States and have enrolled over 215 patients. An interim analysis of a subset of data from the Phase III clinical trial was completed by an independent third party. The results of the interim analysis were then reported to the FDA by way of the independent third party in August 2012. A meeting was held with the FDA on November 5, 2012. The Company received unanimous support to continue the trial without any modification to protocol. We aim to complete the Phase III clinical trial enrollment by the end of 2012 and complete the trial in 2013.

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

On February 28, 2012, our board of directors and stockholders holding a majority of the voting power of our outstanding shares of common stock approved an amendment to our Certificate of Incorporation to effect a reverse stock split of all outstanding shares of our common stock at an exchange ratio of up to one-for-three (1:3) (the “Reverse Stock Split”), with our board of directors maintaining the discretion of whether or not to implement the Reverse Stock Split and which exchange ratio to implement prior to the closing of a contemplated public offering of our common stock. Our board of directors has not determined whether to affect the Reverse Stock Split or which exchange ratio to implement. If our board of directors elects to affect the Reverse Stock Split, it will set the ratio for the Reverse Stock Split as it determines is advisable after consulting with the underwriters and advisors and considering relevant market conditions at the time of the closing of the contemplated public offering. The board of directors will affect the Reverse Stock Split, if at all, by filing the amendment with the Delaware Secretary of State. The par value and number of authorized shares of our common stock will remain unchanged.

On July 17, 2012, Emmaus Medical, Inc., a subsidiary of Emmaus Life Sciences, Inc., announced that the European Commission (EC) has granted Orphan Medicinal Product designation for the Company’s investigational drug Levoglutamide (L-glutamine) for the treatment of sickle cell disease. The EC designation follows the recommendation of the European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products announced in May. The Company already has Orphan Drug status designation from the FDA.

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

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to the contract research organization (CRO), payroll-related expenses, study site payments, consultant fees, activities related to regulatory filings, manufacturing development costs and other related supplies. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of our most advanced product candidate, the amino acid L-glutamine as a prescription drug for the treatment of SCD.

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

At this time, due to the inherently unpredictable nature of the drug development process and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in the continued development of the sickle cell treatment and other clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. The current estimated cost to complete the Phase III clinical trial is $3.7 million, which is based on the assumptions that the total number of trial sites does not increase beyond our current estimates and that we remain on the projected timeline. Should the total number of trial sites need to be increased or should the timeline require extension, there will be a commensurate increase in costs associated with the additional time and effort required by the CRO and company staff.

The drug development process to obtain FDA approval is very costly and time consuming. Even with the granting of orphan drug status and fast track designation, the successful development of the L-glutamine treatment for SCD is uncertain and subject to a number of variables, in addition to other risks as described under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012 (the “Annual Report”).

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

In connection with our agreements with CellSeed related to the development of corneal cell sheet technology in the U.S., we believe that the future cost to develop this technology is approximately $11.5 million, which includes the $8.5 million we have agreed to make to CellSeed pursuant to the Research Agreement which we have not yet paid, and $3.0 million in research and development costs. Such estimate includes the cost of obtaining FDA approval for the cornea cell sheets. We have assumed that we will need biologic approval of the FDA for the cornea cell sheets, rather than pharmaceutical approval, and that we will only have to run a small trial in the U.S. to test the safety and efficacy of the corneal cell sheets because we believe that we will be able to submit, and the FDA will accept, the data regarding corneal cell sheets submitted to the European Medicines Agency (EMA). We estimate that we will need an additional $2.0 million to commercialize the corneal cell sheet technology. Based on the data available for cornea treatment using this technology, we anticipate it will be several years before we can commercialize this product in the U.S. In addition, we plan to participate in a multi-center international study involving cardiac cell sheets within the next two years. We estimate that we will need $2.8 million to initiate the cardiac cell sheet work. The total estimated costs and timeframe for commercialization and development of the cardiac cell sheets has not been determined. In addition, we estimate that we will need $2.5 million for research related to other cell sheet applications and GMP laboratory costs for regenerative medicine. At this time, no research and development costs are associated with the SBS treatment.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development, information technology, marketing, and legal functions. Other general and administrative expenses include facility costs, patent filing costs, and professional fees for legal, consulting, auditing and tax services.

Inventories

Inventories consist of finished goods and work–in-process and are valued based on a first-in, first-out basis and at the lower of cost or market value.  All of the purchases during the nine months ended September 30, 2012 were from one vendor and in 2011 were from two vendors.

Results of Operations	Three Months Ended September 30,		Nine Months Ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Sales	$114,416	$150,636	$377,455	$310,205	$1,091,110
Sales return & allowance	(1,290)	1,102	(12,046)	(1,196)	(44,585)
Total revenues	113,126	151,738	365,409	309,009	1,046,525

COST OF GOODS SOLD
Cost of goods sold	36,584	56,954	86,358	127,643	444,496
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	36,584	56,954	86,358	127,643	680,033
GROSS PROFIT	76,541	94,784	279,051	181,366	366,492

OPERATING EXPENSES
Research and development	780,193	532,940	2,209,176	1,181,592	8,661,033
Selling	90,341	234,572	288,794	610,268	2,787,760
General and administrative	1,788,066	1,984,551	5,895,097	3,822,269	16,555,723
Transaction costs	—	—	—	788,893	788,893
	2,658,599	2,752,063	8,393,067	6,403,022	28,793,409
LOSS FROM OPERATIONS	(2,582,058)	(2,657,279)	(8,114,016)	(6,221,656)	(28,426,917)

OTHER INCOME (EXPENSE)
Realized gain on securities available-for-sale	—	—	275,822	—	275,822
Interest income	15,092	7,579	29,705	24,193	145,432
Interest expense	(884,496	(264,058)	(2,776,893)	(294,733)	(4,146,056)
	(869,404)	(256,479)	(2,471,366)	(270,540)	(3,724,802)
LOSS BEFORE INCOME TAXES	(3,451,462)	(2,913,758)	(10,585,382)	(6,492,196)	(32,151,719)
INCOME TAXES	113	—	5,913	—	23,970
NET LOSS	$(3,451,575)	$(2,913,758)	$(10,591,295)	$(6,492,196)	$(32,175,689)
NET LOSS PER COMMON SHARE	$(0.14)	$(0.12)	$(0.43)	$(0.29)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,409,360	24,381,667	24,399,390	22,623,847

Three months ended September 30, 2012 and 2011

Net Losses.  Net losses increased by $0.54 million, or 18%, to $3.45 million from $2.91 million for the three months ended September 30, 2012 and 2011, respectively.  The increase in losses is primarily a result of increased operating expenses resulting primarily from investing resources in our clinical trial resulting in higher research and development expenses and the increase in interest expense, part of which is non-cash amortization of discounts related to convertible loans and warrants issued with loans. This is partially offset by a decrease in general and administrative expenses.    As of September 30, 2012, we had an accumulated deficit of approximately $32.18 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues.  Revenue decreased 25%, to $0.11 million from $0.15 million for the three months ended September 30, 2012 and 2011, respectively.

Cost of Goods Sold.  Cost of goods sold decreased 36%, to $0.04 million from $0.06 million for the three months ended September 30, 2012 and 2011, respectively.  Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory.    No scrapped inventory expense was realized for the three months ended September 30, 2012 and for the three months ended September 30, 2011.  The decrease in the cost of goods sold in 2012 can be attributed to a decrease in sales.

Research and Development Expenses.  Research and development expenses increased $0.25 million, or 46%, to $0.78 million from $0.53 million for the three months ended September 30, 2012 and 2011, respectively.  This increase was primarily due to increases in our CRO costs and study site costs due to the increase in the patient enrollment for the Phase III clinical trial of our L-glutamine treatment for SCD.  For the three months ended September 30, 2012, the CRO spent a significant amount of time with Phase III study related activities and a total of 32 clinical study sites were active during 2012.  Research and development costs increased due to the increase of in CRO costs by $0.30 million and a decrease of $0.05 million in study site related costs.

Selling Expenses.  We incurred selling expenses of $0.09 million and $0.23 million for each of the three months ended September 30, 2012 and September 30, 2011.  Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore®, Zorbtive®, and AminoPure®.  Selling expenses decreased due to the downsizing of the sales force.

General and Administrative Expenses including Transaction Costs. General and administrative expenses decreased $0.20 million, or 10%, to $1.79 million from $1.98 million for the three months ended September 30, 2012 and 2011, respectively.  The decrease was largely due a decrease in merger related consulting fees of $0.95 million partially offset by share based compensation of $0.65 million incurred in 2012, compared to none in 2011 and a payroll increase of $0.19 million.

We anticipate that general and administrative expenses will continue to increase for, among others, the following reasons:

•	increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums;
•	to support research and development activities, which the Company expects to expand as development of our product candidate(s) continue; and
•	to build a sales and marketing team before we receive regulatory approval of a product candidate in anticipation of commercial launch.

Nine months ended September 30, 2012 and 2011

Net Losses.  Net losses increased by $4.10 million, or 63%, to $10.59 million from $6.49 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase in losses is primarily a result of increased operating expenses resulting primarily from investing resources in our clinical trial resulting in higher research and development expenses and the increase in general and administrative expenses due to non-cash share compensation expense.    As of September 30, 2012, we had an accumulated deficit of approximately $32.18 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues.  Revenue increased $0.06 million, or 18%, to $0.37 million from $0.31 million for the nine months ended September 30, 2012 and 2011, respectively. Sales increased primarily due to increases in the number of units sold of our AminoPure® and NutreStore® product.

Cost of Goods Sold.  Cost of goods sold decreased to $0.09 million from $0.13 million for the nine months ended September 30, 2012 and 2011, respectively.  Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory.    No scrapped inventory expense was realized for the nine months ended September 30, 2012 and for the nine months ended September 30, 2011.

Research and Development Expenses.  Research and development expenses increased $1.03 million, or 87%, to $2.21 million from $1.18 million for the nine months ended September 30, 2012 and 2011, respectively.  This increase was primarily due to increases in our CRO costs and study site costs due to the increase in the patient enrollment for the Phase III clinical trial of our L-glutamine treatment for SCD.  For the nine months ended September 30, 2012, the CRO spent a significant amount of time with Phase III study related activities and a total of 32 clinical study sites were actively recruiting patients during 2012.  Research and development costs increased as follows: $0.73 million for CRO costs; $0.24 million for study site expenses and $0.06 million for other costs including study site related costs such as start- up costs and IRB fees.

Selling Expenses.  We incurred selling expenses of $0.29 million and $0.61 million for each of the nine months ended September 30, 2012 and September 30, 2011.  Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore®, Zorbtive®, and AminoPure®.  Selling expenses decreased due to the downsizing of the sales force.

General and Administrative Expenses including Transaction Cost. General and administrative expenses increased $1.28 million, or 28%, to $5.90 million from $4.61 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.  The increase was largely due to share based compensation of $2.39 million incurred in 2012, compared to none in 2011 offset by a decrease in merger related consulting fees of $1.77 million.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $0.3 million as of September 30, 2012, the Company does not have sufficient operating capital for its business without raising additional capital. We incurred losses of $10.6 million for the nine months ended September 30, 2012 and $6.5 million for the nine months ended September 30, 2011.  We had an accumulated deficit since inception to September 30, 2012 of $32.2 million.  We anticipate that we will continue to incur net losses for the foreseeable future. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received numerous loans from stockholders as discussed below.  Emmaus Medical raised approximately $1.2 million in a private offering of its common stock in March 2011.  In addition, during 2011 the Company raised about $1.8 million from the issuance of notes payable and $2.7 million from the issuance of convertible notes payable and in the nine months ending September 30, 2012 raised $4.5 million from the issuance of notes payable and $1.7 million from the issuance of convertible notes payable.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the development of cell sheet technology in the U.S.

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

In addition to the Research Agreement Payment we have agreed to pay CellSeed pursuant to the Research Agreement, we currently estimate that we will need an additional $3.7 million to complete our Phase III clinical trial and $0.4 million to obtain FDA approval for our L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.5 million per month.  Our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure® for revenues, which we expect will increase.  Revenues from NutreStore® are currently not significant and we are unsure whether sales of NutreStore® will increase.  Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, and loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements.  If we do not receive adequate funding to complete our clinical trials or to obtain FDA approval for our L-glutamine treatment for SCD, we may be required to delay our trial.  If we are required to delay our trial, we cannot enroll additional subjects, which will delay the approval of our L-glutamine treatment for SCD.

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

For the nine months ended September 30, 2012 and during the year ended December 31, 2011, we borrowed varying amounts pursuant to promissory notes, the majority of which has been from our officers, stockholders and related parties.  As of September 30, 2012 and December 31, 2011, the amounts outstanding under outstanding promissory notes totaled $10.8 million and $5.7 million, respectively.  Of the $10.8 million of promissory notes outstanding as of September 30, 2012, $8.5 million was due to officers, stockholders and related parties and of the $5.7 million of promissory notes outstanding as of December 31, 2011, $3.0 million was due to officers, stockholders and related parties.  The promissory notes carry interest from 0% to 15% and, except for a promissory note in the principal amount of $0.5 million, the debt is unsecured.  Interest on 0% loans was imputed at the incremental borrowing rate of 6% per annum.  The net proceeds of the loans were used for working capital.

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.  All such transactions through September 24, 2012 have been reviewed and approved by the Independent Directors of the Board. We expect to adopt such a policy that will identify the types of transactions covered by such policy and the standards to be applied pursuant to such policy.  We expect that the Nominating and Corporate Governance Committee will be responsible for applying such policy.”

The table below lists our outstanding convertible loans as of September 30, 2012 and the material terms of such loans:

Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Loan Amount (1)	Conversion Price		Amount Outstanding as of September 30, 2012 (1)	Number of Shares Underlying Note as of September 30, 2012
Shigeru Matsuda	6.5%	1/12/2009	5 years	$221,895	$3.05		$322,630	105,699
Nami Murakami	0%	8/16/2010	5 years	18,000	$3.05		18,000	5,898
Makoto Murakami	0%	8/16/2010	5 years	18,000	$3.05		18,000	5,898
Kazuo Murakami	0%	8/16/2010	5 years	18,000	$3.05		18,000	5,898
M’s Support Co. Ltd.	0%	8/17/2010	5 years	18,000	$3.05		18,000	5,898
Yumiko Takemoto	6%	11/23/2010	5 years	2,000	$3.05		2,000	656
Mitsubishi UFJ Capital III, Limited Partnership	10%	3/14/2011	5 years	500,000	$3.05		500,000	163,808
Sumiko Fujisawa	8%	9/7/2011	1 year (2)	30,000	$3.60		32,600	9,056
Shitabata Family Trust	8%	10/3/2011	1 year (2)	1,050,000	$3.60		1,134,000	315,000
MLPF&S Cust. FBO Willis C. Lee	8%	10/5/2011	1 year	128,002	$3.60		138,242	38,400
Tracey & Mark Doi	8%	2/10/2012	1 year	108,000	$3.60		113,616	31,560
Yukio Hasegawa	8%	2/15/2012	1 year (2)	133,333	$3.60		140,118	38,922
Robert and Megumi Jo	8%	2/18/2012	1 year (2)	100,000	$3.60		104,978	29,160
Hiroshi Iguchi	8%	2/20/2012	1 year (2)	133,333	$3.60		139,970	38,881
The Saito Family Trust	8%	2/20/2012	1 year (2)	100,000	$3.60		54,689	15,191
J.R. Downey	8%	3/2/2012	1 year (2)	150,005	$3.60		157,105	43,640
Paul Terasaki	10%	5/1/2012	1 year	500,000	$3.30	(3)	521,250	157,955
Yasushi Nagasaki	10%	6/29/2012	Due on demand	388,800	$3.30		398,952	120,895
Yumiko Duchane	10%	7/5/2012	1 year	30,000	$3.30		30,733	9,313
Andrew Wood	10%	7/8/2012	1 year	3,240	$3.30		3,317	1,005
Hiromi Saito	10%	7/10/2012	1 year	25,000	$3.30		25,576	7,750
Yung Min Suh	10%	7/11/2012	1 year	1,180,716	$3.30		1,207,610	365,942
Kiyohiro Sugashita	10%	7/30/2012	1 year	6,600	$3.30		6,659	2,018
Yumiko Nakamura	10%	8/9/2012	2 years	49,500	$3.30		50,229	15,221
Masayuki Makino	10%	8/17/2012	1 year	$6,600	$3.30		6,628	2,008
Hideki & Eiko Uehara	10%	9/7/2012	1 year	32,400	$3.60		32,616	9,060
Dennis Y. Teranishi	10%	9/9/2012	1 year	116,640	$3.60		117,353	32,598
Shitabata Family Trust	10%	9/29/2012	1 year	486,000	$3.60		486,270	135,075
TOTAL				$5,504,064			$5,799,140	1,712,406

(1)	Represents the full amount of the principal and amount outstanding (inclusive of accrued interest), as applicable, on each loan as of the dates indicated, without regard for the value of any recorded discounts for (i) the beneficial conversion feature of convertible notes or (ii) warrants issued in connection with certain convertible notes.
(2)	Lender may demand repayment of the note on or after the three-month anniversary of the loan date.
(3)	Convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower

The table below lists our outstanding non-convertible loans as of September 30, 2012 and the material terms of such loans:

Lender	Annual Interest Rate	Date of loan	Term of Loan	Principal Loan Amount (1)	Amount Outstanding as of September 30, 2012 (1)
Yutaka Niihara	6.5%	1/12/2009	Due on demand	$272,800	$272,800
Hope International Hospice, Inc.	8%	1/12/2011	2 years	200,000	200,000
Hope International Hospice, Inc.	8%	1/17/2012	Due on demand	200,000	200,000
Lan T. Tran	11%	2/10/2012	2 years (2)	205,000	130,000
Izumi Tanaka	11%	2/16/2012	2 years (3)	133,333	133,333
Mariko Tejima	11%	2/16/2012	2 years (3)	133,333	133,333
Hideki & Eiko Uehara	11%	2/15/2012	Due on demand	133,333	133,333
Shigeru Matsuda	11%	2/15/2012	Due on demand	833,335	833,335
The Niihara Family	15%	4/5/2012	Eight Months	1,282,300	1,282,300
Hope Hospice International	8%	6/14/2012	Due on demand	200,000	200,000
Hope Hospice International	8%	6/21/2012	Due on demand	100,000	100,000
Cuc T. Tran	11%	6/27/2012	1 year	10,000	10,000
Yukio Hattori	11%	7/20/2012	Due on demand	248,725	248,725
Yutaka Niihara	1%	8/29/2012	1 year	$1,270,100	$1,270,100
TOTAL				$5,222,259	$5,147,259

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

In July 2012, the Company issued a promissory note in the principal amount of $248,725 bearing interest at 11% per annum. The entire principal amount of each note and any outstanding accrued interest thereon is due on demand.

In July 2012, the Company issued convertible notes totaling $61,600 in aggregate principal amount, which bear interest at 10% per annum and mature on the one-year anniversary dates of the notes.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2012, the Company refinanced a convertible note in the amount of $3,240 with a new convertible note in the amount of $3,240 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.30 per share.

In July 2012, the Company refinanced a $925,200 principal amount convertible note and its unpaid accrued interest (the “Original Note”).  Pursuant to the refinancing, the holder loaned the Company an additional $181,500 and the Company and issued a new convertible note in the principal amount of $1,180,716 to the holder, which represented the additional funds loaned to the Company by the holder and the amount due to the holder under the Original Note as of July 11, 2012 (which included unpaid accrued interest).  The new note bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.  In connection with the issuance of the note, the Company issued three-year warrants to purchase 13,750 shares of common stock at a per share exercise price equal to 75% of the per-share fair market value of the common stock on the date of the holder’s delivery of the notice of exercise to the Company.

In August 2012, the Company issued a promissory note in the principal amount of $1,270,100 bearing interest at 1% per annum and matures on the one-year anniversary date of the note.  In connection with the issuance of the note, the Company issued three-year warrants to purchase a total of 1,000,000 shares of the Company’s common stock at a per share exercise price of $2.50.

In August 2012, the Company issued convertible notes totaling $56,100 in aggregate principal amount, which bear interest at 10% per annum and matures on the one-year anniversary dates of the notes.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.30 per share.

In September 2012, the Company issued a convertible note in the principal amount of $32,400, which bear interest at 10% per annum and matures on the one-year anniversary dates of the note.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.60 per share.

In September 2012, the Company refinanced a convertible note totaling $108,000 with a new convertible note totaling $116,640 which bears interest at 10% per annum and matures on the one-year anniversary dates of the note.  The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share.

In October 2012, the Company refinanced two notes with principal amounts of $1,050,000 and $450,000, respectively and their unpaid accrued interest (the “Original Notes”) and the Company and issued a new convertible note in the principal amount of $1,620,450 to the note holder, which represented the amount due under the Original Notes including unpaid accrued interest.  The new note bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities decreased by $0.1 million, or 2%, to $4.4 million from $4.5 million for the nine months ended September 30, 2012 and 2011, respectively.  This use of cash was primarily due to a $4.1 million increase in net loss, a $0.3 million gain on termination of a secured debt and a decrease in notes due to related party of $0.5 million. These increased uses of cash were offset by increases in non-cash items such as interest expense of $2.0 million related to our issuance of warrants, $2.4 million for share-based compensation to directors, officers, employees and consultants for their services rendered and an increase in accounts payable outstanding balance of $1.4 million.

Net cash used in investing activities

Net cash flows used in investing activities increased to $1.5 million from nil for the nine months ended September 30, 2012 and 2011, respectively.  The increase was mainly due to a partial payment of the license fee to CellSeed for the corneal technology of $1.5 million during the nine month ended September 30, 2012.

Net cash from financing activities

Net cash flows from financing activities increased by $1.1 million, or 23%, to $6.0 million from $4.9 million for the nine months ended September 30, 2012 and 2011, respectively, primarily as a result a $2.2 million increase in the proceeds from the issuance of notes payable and convertible notes payable net of repayments, partially offset by a $1.1 million decrease in proceeds from the issuance of shares of our common stock.

None of the convertible notes payable were converted into shares of our common stock during the nine months ended September 30, 2012, compared to $0.1 million for the nine months ended September 30, 2011.

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

(A)	Product expiring within six (6) months of the expiration date printed on the package/container that is in the manufacturer’s original package/container and bears the original label.
(B)	Expired product that is in the manufacturer’s original package/container and bears the manufacturer’s original label, provided, however, that expired product must be returned within 12 months of the expiration date printed on the package/container.
(C)	Product shipped directly by the Company that is damaged in transit, subject to Free on Board (“FOB”) Destination, or material shipped in error by the Company.
(D)	Product that is discontinued, withdrawn, or recalled.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2012, AFH Advisory and related parties filed a complaint against the Company in the Superior Court of Delaware. The complaint alleges that the Company does not have the right to cancel the plaintiffs’ shares and asks the court to issue a declaratory judgment to that effect. In addition, the complaint alleges that the Company has breached the LOI by attempting to cancel plaintiffs’ shares and failing to reimburse AFH for expenses incurred in connection with the Merger and asks the Court to award plaintiffs damages of approximately $9.4 million. The Company believes AFH’s claims are completely without merit and is defending them vigorously.

On October 12, 2012, the Company filed counterclaims against the plaintiffs and Mr. Heshmatpour in the Superior Court of Delaware. The Company is asking the Court for an order declaring that the plaintiffs’ and Mr. Heshmatpour’s shares are canceled and that, because of fraudulent inducement on their part, the LOI is void and of no further effect. In addition, the Company is asking the Court to award compensatory and punitive damages, in amounts to be determined, for breach of contract and fraud.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities During the Three Months Ended September 30, 2012

In July 2012, the Company issued convertible notes totaling $61,600 in aggregate principal amount, which bear interest at 10% per annum and mature on the one-year anniversary dates of the notes.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2012, the Company refinanced a convertible note in the amount of $3,240 with a new convertible note in the amount of $3,240 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.30 per share.

In July 2012, the Company refinanced a $925,200 principal amount convertible note and its unpaid accrued interest (the “Original Note”).  Pursuant to the refinancing, the holder loaned the Company an additional $181,500 and the Company issued a new convertible note in the principal amount of $1,180,716 to the holder, which represented the additional funds loaned to the Company by the holder and the amount due to the holder under the Original Note as of July 11, 2012 (which included unpaid accrued interest).  The new note bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.  In connection with the issuance of the note, the Company issued three-year warrants to purchase 13,750 shares of common stock at a per share exercise price equal to 75% of the per-share fair market value of the common stock on the date of the holder’s delivery of the notice of exercise to the Company.

In August 2012, the Company issued convertible notes totaling $56,100 in aggregate principal amount, which bear interest at 10% per annum and matures on the one-year anniversary dates of the notes.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.30 per share.

In September 2012, the Company issued a convertible note in the principal amount of $32,400, which bear interest at 10% per annum and matures on the one-year anniversary dates of the note.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.60 per share.

In September 2012, the Company refinanced a convertible note totaling $108,000 with a new convertible note totaling $116,640 which bears interest at 10% per annum and matures on the one-year anniversary dates of the note.  The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share.

In September 2012, the Company refinanced a convertible note totaling $450,000 with a new convertible note totaling $486,000 which bears interest at 10% per annum and matures on the one-year anniversary dates of the note.  The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share.

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

Item 3. Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Issuances of Securities during the three months ended September 30, 2012

During the three months ended September 30, 2012, the Company has issued stock with an aggregate amount of $33,000.

During the three months ended September 30, 2012, we issued the following convertible promissory notes to the following persons with the terms indicated below:

Noteholder	Type of Note	Interest Rate	Date of Note	Term	Principal Amount
Yumiko Duchane	Convertible	10%	7/5/2012	1 Year	$30,000
Andrew Wood	Convertible	10%	7/8/2012	1 Year	$3,240
Hiromi Saito	Convertible	10%	7/10/2012	1 Year	$25,000
Yung Min Suh	Convertible	10%	7/11/2012	1 Year	$1,180,716
Kiyohiro Sugashita	Convertible	10%	7/30/2012	1 Year	$6,600
Yumiko Nakamura	Convertible	10%	8/9/2012	1 Year	$49,500
Masayuki Makino	Convertible	10%	8/17/2012	1 Year	$6,600
Hideki & Eiko Uehara	Convertible	10%	9/7/2012	1 Year	$32,400
Dennis Y. Teranishi	Convertible	10%	9/9/2012	1 Year	$116,640
Shitabata Family Trust	Convertible	10%	9/29/2012	1 Year	$486,000

In July 2012, the Company issued convertible notes totaling $61,600 in aggregate principal amount, which bear interest at 10% per annum and mature on the one-year anniversary dates of the notes.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2012, the Company refinanced a convertible note in the amount of $3,240 with a new convertible note in the amount of $3,240 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.30 per share.

In July 2012, the Company refinanced a $925,200 principal amount convertible note and its unpaid accrued interest (the “Original Note”).  Pursuant to the refinancing, the holder loaned the Company an additional $181,500 and the Company issued a new convertible note in the principal amount of $1,180,716 to the holder, which represented the additional funds loaned to the Company by the holder and the amount due to the holder under the Original Note as of July 11, 2012 (which included unpaid accrued interest).  The new note bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.  In connection with the issuance of the note, the Company issued three-year warrants to purchase 13,750 shares of common stock at a per share exercise price equal to 75% of the per-share fair market value of the common stock on the date of the holder’s delivery of the notice of exercise to the Company.

In August 2012, the Company issued convertible notes totaling $56,100 in aggregate principal amount, which bear interest at 10% per annum and mature on the one-year anniversary dates of the notes.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.30 per share.

In September 2012, the Company issued a convertible note in the principal amount of $32,400, which bear interest at 10% per annum and matures on the one-year anniversary dates of the note.  The principal amount plus the unpaid accrued interest due under each of the convertible notes is convertible into shares of the Company’s common stock at $3.60 per share.

In September 2012, the Company refinanced a convertible note totaling $108,000 with a new convertible note totaling $116,640 which bears interest at 10% per annum and matures on the one-year anniversary dates of the note.  The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share.

In September 2012, the Company refinanced a convertible note totaling $450,000 with a new convertible note totaling $486,000 which bears interest at 10% per annum and matures on the one-year anniversary dates of the note.  The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share.

Issuance of Promissory Notes during the three months ended September 30, 2012

From July to September 2012, we issued non-convertible promissory notes to the following persons with the terms indicated below:

Noteholder	Type of Note	Interest Rate	Date of Note	Term of Note	Principal Amount
Yukio Hattori	Non-convertible	11%	7/20/2012	Due on demand	$248,725
Yutaka Niihara	Non-convertible	1%	8/29/2012	1 Year	$1,282,300

In July 2012, the Company issued a promissory note in the amount of $248,725. The entire principal amount of the note and any outstanding accrued interest thereon is due on demand. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note shall be due and payable to the holder.

In August 2012, the Company issued a promissory note in the amount of $1,282,300. The entire principal amount of the note and any outstanding accrued interest matures on the one-year anniversary dates of the note. If we fail to make any payment due under the terms of the note, seek relief under the U.S. Bankruptcy Code or suffer an involuntary petition in bankruptcy or receivership that is not vacated within 30 days, the entire balance of the note shall be due and payable to the holder.

The information included in this Item 5 is provided in accordance with Item 1.01, Item 2.03 Item 3.02 and Item 8.01 of Form 8-K.

Item 6. Exhibits

(a)            Exhibits

Exhibit Number	Description of Document

4.1	Form of Convertible Note entered into with the persons indicated in Schedule A attached to the Form of Convertible Note.

4.2	Form of Convertible Note entered into with the persons indicated in Schedule A attached to the Form of Convertible Note.

4.3	Form of Convertible Note entered into with the persons indicated in Schedule A attached to the Form of Convertible Note.

4.4	Form of Convertible Note entered into with the persons indicated in Schedule A attached to the Form of Convertible Note.

4.5	Form of Convertible Note entered into with the persons indicated in Schedule A attached to the Form of Convertible Note.

4.6	Form of Convertible Note entered into with the persons indicated in Schedule A attached to the Form of Convertible Note.

4.7	Form of Convertible Note entered into with the persons indicated in Schedule A attached to the Form of Convertible Note.

4.8	Form of Convertible Note entered into with the persons indicated in Schedule A attached to the Form of Convertible Note.

4.9	Form of Warrant issued by the registrant to Yutaka Niihara.

4.10	Form of Warrant issued by the registrant to Suh Yung Min.

10.1	Promissory Note dated as of July 20, 2012 by and between Emmaus Life Sciences, Inc. and Yukio Hattori.

10.2	Promissory Note dated as of August 29, 2012 by and between Emmaus Life Sciences, Inc. and Yutaka Niihara, M.D., MPH

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: November 14, 2012		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer
(principal executive officer and duly authorized officer)

/s/ Peter Ludlum
	By:	Peter Ludlum
	Its:	Chief Financial Officer
(principal financial and accounting officer)