Form 10-Q
period 2013-03-31
EMMAUS LIFE SCIENCES, INC.
filed 2013-05-15
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The registrant had 25,105,411 shares of common stock, par value $0.001 per share, outstanding as of May 14, 2013.

EMMAUS LIFE SCIENCES, INC.

 FORM 10-Q

 For the Quarterly Period Ended March 31, 2013

 INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1

		(b) Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2013 and 2012 and from December 20, 2000 (Inception) to March 31, 2013 (Unaudited)	2

		(c) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period from December 20, 2000 (Inception) to March 31, 2013 (Unaudited)	3

		(d) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and from December 20, 2000 (Inception) to March 31, 2013 (Unaudited)	9

		(e) Notes to Consolidated Financial Statements as of and for the Three Months Ended March 31, 2013 (Unaudited)	10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4.	Controls and Procedures	33

Part II	Other Information

	Item 1.	Legal Proceedings	35

	Item 1A.	Risk Factors	35

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	35

	Item 3.	Default Upon Senior Securities	36

	Item 4.	Mine Safety Disclosures	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	37

Signatures

i

Item 1. Financial Statements

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	As of
	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136,699	$402,823
Accounts receivable	44,388	80,279
Inventories, net	164,603	203,389
Prepaid expenses and other current assets	28,622	62,833
Total current assets	374,312	749,324

PROPERTY AND EQUIPMENT, net	31,265	38,769

OTHER ASSETS
Marketable securities, long-term	1,253,292	561,521
Intangibles, net	1,267,857	1,321,429
Notes receivable	18,000	18,000
Deposits	148,154	195,197
Total other assets	2,687,303	2,096,147
Total Assets	$3,092,880	$2,884,240

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,959,546	$2,560,278
Due to related party	394,446	394,446
Dissenting stockholders payable	200,000	200,000
Notes payable	4,013,200	3,939,041
Convertible notes payable, net	4,850,427	4,627,695
Total current liabilities	12,417,619	11,721,460

LONG-TERM LIABILITIES
Notes payable	1,200,000	700,000
Convertible notes payable	1,723,753	1,106,035
Total long-term liabilities	2,923,753	1,806,035
Total Liabilities	15,341,372	13,527,495

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 24,905,411 and 24,878,436 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (both excluding 47,178 shares held by stockholders who exercised dissenters’ rights).	24,905	24,878
Additional paid-in capital	26,429,979	25,361,863
Accumulated other comprehensive income	677,521	(12,432)
Deficit accumulated during the development stage	(39,380,897)	(36,017,564)
Total Stockholders’ Equity (Deficit)	(12,248,492)	(10,643,255)
Total Liabilities & Stockholders’ Equity (Deficit)	$3,092,880	$2,884,240

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended March 31,		From December 20, 2000 (date of inception) to March 31,
	2013	2012	2013
SALES	$91,866	$153,727	$1,377,127
SALES RETURN & ALLOWANCE	(2,306)	(8,560)	(63,393)
REVENUES	89,560	145,167	1,313,734

COST OF GOODS SOLD
Cost of goods sold	43,985	20,588	585,796
Scrapped inventory	—	—	235,537
Total cost of goods sold	43,985	20,588	821,333
GROSS PROFIT	45,575	124,579	492,401

OPERATING EXPENSES
Research and development	615,253	542,593	10,033,693
Selling	127,353	100,515	3,028,920
General and administrative	2,406,228	1,534,243	21,374,230
Transaction costs	—	—	788,893
	3,148,834	2,177,351	35,225,736

LOSS FROM OPERATIONS	(3,103,259)	(2,052,772)	(34,733,335)

OTHER INCOME (EXPENSE)
Realized gain on securities available-for-sale	—	—	275,822
Gain on derecognition of accounts payable	341,361	—	341,361
Interest income	5,642	7,077	159,018
Interest expense	(604,527)	(893,498)	(5,395,910)
	(257,524)	(886,421)	(4,619,709)

LOSS BEFORE INCOME TAXES	(3,360,783)	(2,939,193)	(39,353,044)

INCOME TAXES	2,550	5,800	27,853

NET LOSS	(3,363,333)	(2,944,993)	(39,380,897)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain on securities available-for-sale, net of tax	691,771	355,873	687,386
Unrealized foreign translation	(1,818)	1,649	(9,865)
COMPREHENSIVE LOSS	$(2,673,380)	$(2,587,471)	$(38,703,376)
NET LOSS PER COMMON SHARE	$(0.14)	$(0.12)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,888,018	24,393,461

The accompanying notes are an integral part of these financial statements

Emmaus Life Sciences, inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to March 31, 2013
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized				Accumulated Other Comprehensive income	Deficit Accumulated during Development Stage
				Additional Paid-in Capital
	Shares	Common stock	Gross $/Share				Total

Balance, December 31, 2000 (1) (2)	12,531,125	$12,531		$(2,931)	$—	$—	$9,600

Net loss	—	—		—	—	(21,942)	(21,942)

Balance, December 31, 2001	12,531,125	12,531		(2,931)	—	(21,942)	(12,342)

Net loss	—	—		—	—	(12,464)	(12,464)

Balance, December 31, 2002	12,531,125	12,531		(2,931)	—	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital	—	—		(34,406)	—	34,406	—

Common stock issued	737,125	737	0.34	249,263	—	—	250,000
							—
Net loss	—	—		—	—	(97,481)	(97,481)

Balance, December 31, 2003	13,268,250	13,268		211,926	—	(97,481)	127,713

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

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to March 31, 2013 (Continued)
(Unaudited)
					Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage
	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional Paid-in Capital
	Shares	Common Stock	Gross $/Share				Total

Balance, December 31, 2003	13,268,250	$13,268		$211,926	$—	$(97,481)	$127,713

Common stock issued	1,459,270	1,459	0.35	503,616	—	—	505,075
Common stock issued	88,455	89	0.06	4,911	—	—	5,000
Common stock issued	67,817	68	2.03	137,932	—	—	138,000
Net loss	—	—		—	—	(624,936)	(624,936)

Balance, December 31, 2004	14,883,792	14,884		858,385	—	(722,417)	150,852

Common stock issued	398,549	399	2.03	327,886	—	—	328,285
Net loss	—	—		—	—	(668,091)	(668,091)

Balance, December 31, 2005	15,282,341	15,283		1,186,271	—	(1,390,508)	(188,954)

Common stock issued	523,388	523	2.03	824,517	—	—	825,040
Net loss	—	—		—	—	(759,962)	(759,962)

Balance, December 31, 2006	15,805,729	15,806		2,010,788	—	(2,150,470)	(123,876)

Common stock issued	1,344,162	1,344	2.03	2,732,516	—	—	2,733,860
Net loss	—	—		—	—	(1,282,212)	(1,282,212)

Balance, December 31, 2007	17,149,891	17,150		4,743,304	—	(3,432,682)	1,327,772

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to March 31, 2013 (Continued)
(Unaudited)
					Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage
	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional Paid-in Capital
	Shares	Common Stock	Gross $/Share				Total

Balance, December 31, 2007	17,149,891	$17,150		$4,743,304	$—	$(3,432,682)	$1,327,772

Common stock issued	1,226,959	1,227	2.03	3,389,464	—	—	3,390,691
Net loss	—	—		—	—	(2,993,777)	(2,993,777)

Balance, December 31, 2008	18,376,850	18,377		8,132,768	—	(6,426,459)	1,724,686

Warrants issued	—	—		160,000	—	—	160,000
Common stock issued, net of issuance cost of $160,000	854,446	854		2,078,071	—	—	2,078,925
Net loss	—	—		—	—	(2,567,807)	(2,567,807)

Balance, December 31, 2009	19,231,296	19,231		10,370,839	—	(8,994,266)	1,395,804

Warrants issued	—	—		480,000	—	—	480,000
Common stock issued, net of issuance cost of $480,000	705,900	706	3.05	1,643,588	—	—	1,644,294
Conversion of notes payable to common stock	427,857	428	3.05	1,305,572	—	—	1,306,000
Unrealized gain on securities available for sale	—	—		—	542,573	—	542,573
Net loss	—	—		—	—	(3,757,370)	(3,757,370)

Balance, December 31, 2010	20,365,053	20,365		13,799,999	542,573	(12,751,636)	1,611,301

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to March 31, 2013 (Continued)
(Unaudited)
				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage
	Common stock – par value $0.001 per share, 100,000,000 shares authorized
	Shares	Common Stock	Gross $/Share				Total

Balance, December 31, 2010	20,365,053	$20,365		$13,799,999	$542,573	$(12,751,636)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	4.24	1,153,402	—	—	1,153,674
Conversion of notes payable to common stock	36,514	37	3.05	109,993	—	—	110,030
Shares issued to existing shell stockholders in the reorganization	3,750,000	3,750		(3,750)	—	—	—
Shares issued for stock option exercised	11,794	12	3.05	35,960	—	—	35,972
Proceeds from exercise of warrants	4,718	5	3.05	14,395	—	—	14,400
Stock options vested	—	—		35,196	—	—	35,196
Cashless exercise of warrants	413	—		—	—	—	—
Common stock repurchased and cancelled from dissenting stockholders	(47,178)	(47)	4.24	(199,953)	—	—	(200,000)
Warrants issued as a payment of consulting fee	—	—		1,053,150	—	—	1,053,150
Warrants issued in conjunction with convertible note	—	—		864,773	—	—	864,773
Impact of beneficial conversion feature	—	—		1,469,343	—	—	1,469,343
Unrealized loss on securities	—	—		—	(287,233)	—	(287,233)
Foreign currency translation effect	—	—		—	(2,927)	—	(2,927)
Net loss	—	—		—	—	(8,832,758)	(8,832,758)

Balance, December 31, 2011	24,393,461	24,394		18,332,508	252,413	(21,584,394)	(2,975,079)

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to March 31, 2013 (Continued)
(Unaudited)
					Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage
	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional Paid-in Capital
	Shares	Common Stock	Gross $/Share				Total

Balance, December 31, 2011	24,393,461	$24,394		$18,332,508	$252,413	$(21,584,394)	$(2,975,079)

Warrants issued in conjunction with convertible note	—	—		175,961	—	—	175,961
Warrants issued in conjunction with promissory note	—	—		1,485,835	—	—	1,485,835
Impact of beneficial conversion feature	—	—		256,761	—	—	256,761
Discount on noninterest bearing convertible note	—	—		25,562	—	—	25,562
Stock based compensation	—	—		3,466,410	—	—	3,466,410
Stock issued as a payment of professional fee	12,787	12	3.60	46,021	—	—	46,033
Stock issued for cash	472,188	472	3.33	1,572,805	—		1,573,277
Realized gain on securities	—	—		—	24,490	—	24,490
Unrealized gain on securities	—	—		—	(284,215)	—	(284,215)
Foreign currency translation effect	—	—		—	(5,120)	—	(5,120)
Net loss	—	—		—	—	(14,433,170)	(14,433,170)

Balance, December 31, 2012	24,878,436	$24,878		$25,361,863	$(12,432)	$(36,017,564)	$(10,643,255)

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to March 31, 2013
(Unaudited)
					Accumulated Other Comprehensive Income	Deficit Accumulated during Development Stage
	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional Paid-in Capital
	Shares	Common Stock	Gross $/Share				Total

Balance, December 31, 2012	24,878,436	$24,878		$25,361,863	$(12,432)	$(36,017,564)	$(10,643,255)

Impact of beneficial conversion feature	—	—		38,228	—	—	38,228

Stock based compensation	—	—		932,805	—	—	932,805
Stock issued as a payment of professional fee	8,333	8	3.60	29,991	—	—	29,999
Stock issued for cash	3,000	3	3.60	10,797	—	—	10,800
Conversion of notes payable to common stock	15,642	16	3.60	56,295	—	—	56,311

Unrealized gain on securities	—	—		—	691,771	—	691,771
Foreign currency translation effect	—	—		—	(1,818)	—	(1,818)
Net loss	—	—		—	—	(3,363,333)	(3,363,333)

Balance, March 31, 2013	24,905,411	$24,905		$26,429,979	$677,521	$(39,380,897)	$(12,248,492)

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
	Three Months ended March 31,		From December 20, 2000 (date of inception) to March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,363,333)	$(2,944,993)	$(39,380,897)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	60,997	25,096	1,145,614
Cost of scrapped inventory written off	—	—	235,537
Fair value of warrants issued for services	—	—	1,053,150
Interest expense accrued from discount of convertible note	343,549	753,453	3,689,658
Gain on termination of secured debt	—	—	(275,822)
Gain on derecognition of accounts payable	(341,361)	—	(341,361)
Share-based compensation	932,805	376,784	4,434,411
Net changes in operating assets and liabilities, net of acquisition
Accounts receivable	35,406	(59,030)	(51,589)
Inventory	34,469	(20,637)	(404,074)
Prepaid expenses and other current assets	31,776	33,795	(50,009)
Deposits	46,457	37,487	(98,703)
Accounts payable and accrued expenses	783,381	783,984	3,339,558
Due to related party	—	—	394,446
Net cash flows used in operating activities	(1,435,854)	(1,014,061)	(26,310,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	—	(1,500,000)	(2,250,000)
Purchases of marketable securities	—	—	(1,131,813)
Purchases of property and equipment	—	(1,828)	(194,363)
Net cash flows used in investing activities	—	(1,501,828)	(3,576,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	—	—	299,500
Repayment of line of credit	—	—	(299,500)
Proceeds from notes payable issued	750,000	1,638,334	8,607,851
Proceeds from convertible notes payable issued	1,355,663	728,301	8,717,808
Payments of notes payable	(448,725)	—	(1,755,968)
Payments of convertible notes payable	(491,338)	—	(841,438)
Proceeds from issuance of common stock	10,800	—	15,302,487
Net cash flows from financing activities	1,176,400	2,366,635	30,030,740
Effect of exchange rate changes on cash	(6,670)	(2,180)	(19,384)

Net increase/decrease in cash and cash equivalents	(266,124)	(151,434)	125,099

Cash and cash equivalents, beginning of period	402,823	313,684	—
Cash acquired	—	—	11,600
Cash and cash equivalents, end of period	$136,699	$162,250	$136,699
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$27,774	$33,804	$729,930
Income taxes paid	$2,550	$5,800	$27,853
Non-cash financing activities:
Stock issued as a payment of professional fee	$29,999	$—	$76,032
Conversion of notes payable to common stock	$56,311	$—	$1,472,341
Disposal of pledged marketable securities	$—	$—	$(565,907)
Cancellation of secured debt	$—	$—	$841,728

The accompanying notes are an integral part of these financial statements

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2013
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

To a lesser extent, the Company is also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution], which has received FDA approval, as a treatment for Short Bowel Syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication.   The Company’s indirect wholly owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan, Taiwan, Ghana and South Korea. The Company also owns a minority interest in CellSeed, Inc., a Japanese company listed on the JASDAQ NEO Growth market in Tokyo, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment.

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

Going concern – The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the three months ended March 31, 2013 totaling $3,363,333 as well as an accumulated deficit since inception amounting to $39,380,897. Further, the Company appears to have inadequate cash and cash equivalents of $136,699 as of March 31, 2013 considering that revenues from operations since inception totaled only $1,377,127. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

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

Principles of consolidation – The financial statements include the accounts of the Company (and its wholly-owned subsidiary, Emmaus Medical, Inc., and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation, EM Japan and EM Europe).  All significant intercompany transactions have been eliminated.

Development stage company – The Company is a development stage company as defined in accounting principles generally accepted in the United States of America. The Company is considered a development stage company because it devotes substantially all of its time to research and development for potential pharmaceutical products and to establish its business and operations. The minimal sales for the period from inception to March 31, 2013 are from NutreStore and the products of Newfield Nutrition Corporation which are not considered part of the Company’s principal operations.

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

Inventories – Inventories as of March 31, 2013 consisted of 97% finished goods and 3% work-in-process and are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-Glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the purchases during the three months ended March 31, 2013 and 2012 were from one vendor.

Deposits – Carrying value of amounts transferred to third parties for security purposes that are expected to be returned or applied towards payment after one year or beyond the operating cycle, if longer.  Deposit amounts consist primarily of the 20% patient site enrollment deposit paid to the Company’s contract research organization for the FDA Phase III clinical trial activities.

Revenue recognition – The Company recognizes revenue in accordance with ASC 605, Revenue Recognition.

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

The Company estimates its sales returns based upon its prior sales and return history. Historically, sales returns have been very nominal.   The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience.  The Company records a 5% Sales Return Allowance its sales in the accompanying financial statements.

The Company is currently required to pay royalties to CATO Holding Company on an annual basis, which is recognized as an expense upon sale of the products, primarily NutreStore.

Allowance for doubtful accounts – The Company provides an allowance for uncollectible accounts based upon prior experience and management’s assessment of the collectability of existing specific accounts.

Advertising cost – Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2013 and 2012 were $ 41,160 and $44,842, respectively. Advertising costs from inception to March 31, 2013 were approximately $457,687.

Property and equipment – Leaseholds, furniture, and fixtures are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

Intangibles – The Company’s intangible assets include license issue fees and patent costs relating to a license agreement (Note 4). These intangible assets are amortized over a period of 3 to 7 years, the estimated legal life of the patents and economic life of the license agreements.  The intangible assets are assessed by management, annually, for potential impairment.  No impairment existed as of March 31, 2013 and December 31, 2012.

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

Based on existing indicators of impairment and on the related analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at March 31, 2013 and December 31, 2012.

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of March 31, 2013, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

As of March 31, 2013, all federal tax returns since 2009 and state tax returns since 2008 are still subject to adjustment upon audit.  No tax returns are currently being examined by taxing authorities.

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

Marketable securities – Investment securities as of March 31, 2013 and December 31, 2012 are classified as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed, Inc. securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 73,550 shares of CellSeed stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share.  CellSeed’s IPO (JASDAQ Growth symbol 7776) was completed on March 16, 2010.  As of March 31, 2013 and December 31, 2012, the closing price per share was 1,605 Yen and 661 Yen, respectively.  Historical JASDEQ closing prices can be found from http://www.bloomberg.com/apps/quote?ticker=7776:JP.  The Company’s security position in CellSeed is many times the average daily trading volume of the stock on the JASDAQ exchange. Any attempt to sell the Company’s position in a short period of time may have an adverse impact on the price of the stock.

As of March 31, 2013 and December 31, 2012, 100% of the investment in CellSeed is classified as a long term asset in the accompanying balance sheet as the investment is assigned as collateral on certain borrowing.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at March 31, 2013.   The fair value of the Company’s debt instruments is not materially different from their carrying values as presented.  The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs.  The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

Net loss per share – In accordance with FASB ASC Topic 260, Earnings per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Dilutive loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2013 and 2012, there were 10,250,442 and 4,438,493 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

Recent accounting pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities which provides further clarification relating to the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities. Effective for fiscal years beginning on or after January 1, 2013, ASU 2011-11 requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2013-01 added further scope clarification that ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for fiscal years beginning on or after January 1, 2013, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial position or results of operations.

In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are now effective for reporting periods beginning after December 15, 2012. Other than a change in presentation, the adoption of these amendments to the accounting guidance did not have a material impact on our consolidated financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:
	March 31, 2013	December 31, 2012
Equipment	$120,289	$120,603
Leasehold improvements	23,054	23,054
Furniture and fixtures	52,269	52,269
	195,612	195,926
Less: accumulated depreciation	(164,347)	(157,157)
	$31,265	$38,769

During the three months ended March 31, 2013 and 2012, the depreciation expense was $7,425 and $6,843, respectively.  Depreciation expense from inception to March 31, 2013 was $164,582.

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

Intangible assets consisted of the following at:

	March 31, 2013	December 31, 2012
License fees and patent filing costs	$2,250,000	$2,250,000
Less: accumulated amortization	(982,143)	(928,571)
	$1,267,857	$1,321,429

During the three months ended March 31, 2013 and 2012, the amortization expense was $53,571 and $17,857, respectively.  Amortization expense from inception to March 31, 2013 was $982,143.  Expected amortization expense for the year ended December 31, 2013 is estimated to be approximately $214,286.

As of March 31, 2013 estimated aggregate amortization expense for the next five years is as follows:

Periods ending December 31	Amount
2013	$160,714
2014	214,286
2015	214,286
2016	214,286
2017	214,286
Thereafter	249,999
$1,267,857

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

Accounts payable	March 31, 2013	December 31, 2012
Clinical trial management expenses	$597,825	$527,868
Legal expenses	561,437	609,823
Miscellaneous vendors	808,205	619,886
Subtotal	1,967,467	1,757,577
Accrued expenses	559,162	401,034
Accrued expenses (Deferred Salary)	432,917	401,667
Total accounts payable and accrued expenses	$2,959,546	$2,560,278

There are no amounts due to related parties included in accounts payable.  However, accrued expenses include accrued interest for the Convertible Notes issued to related parties.  Amounts due to related parties have been separately presented on the balance sheet.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2013:

Lender	Annual Interest Rate	Date of loan	Term of Loan	Loan Principal Outstanding	Conversion Price	Shares Underlying Principal as of March 31, 2013
Shigeru Matsuda (1)	6.50%	1/12/2009	5 years	$273,950	$3.05	89,819
Kazuo Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
Makoto Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
Nami Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
M’s Support Co. Ltd. (1)	0.00%	8/17/2010	5 years	$18,000	$3.05	5,898
Yumiko Takemoto (1)	6.00%	11/23/2010	5 years	$2,000	$3.05	656
Mitsubishi UFJ Capital III, Limited Partnership (8)	10.00%	3/14/2011	5 years	$500,000	$3.05	163,809
Hiroshi Iguchi	8.00%	2/20/2012	1 year (2)	$133,333	$3.60	37,037
Paul Terasaki (1) (7)	10.00%	5/1/2012	1 year	$500,000	$3.30	151,515
Yasushi Nagasaki (5)	10.00%	6/29/2012	On Demand	$388,800	$3.30	117,818
Yumiko Duchane	10.00%	7/5/2012	1 year	$30,000	$3.30	9,091
Andrew K. Wood (4)	10.00%	7/8/2012	1 year	$3,240	$3.30	982
Hiromi Saito	10.00%	7/10/2012	1 year	$25,000	$3.30	7,576
Suh Yung Min	10.00%	7/11/2012	1 year	$1,180,716	$3.30	357,793
Kiyohiro Sugashita	10.00%	7/30/2012	1 year	$6,600	$3.30	2,000
Yumiko Nakamura	10.00%	8/9/2012	2 years	$49,500	$3.30	15,000
Masayuki Makino	10.00%	8/17/2012	1 year	$6,600	$3.30	2,000
Hideki & Eiko Uehara (1)	10.00%	9/7/2012	1 year	$32,400	$3.60	9,000
Dennis Y. Teranishi	10.00%	9/9/2012	1 year	$116,640	$3.60	32,400
Paul Shitabata (1)	10.00%	10/3/2012	1 year (2)	$1,620,540	$3.60	450,150
Willis Lee (5)	10.00%	10/5/2012	1 year	$138,242	$3.60	38,401
Alison Brown	10.00%	12/21/2012	2 years	$100,800	$3.60	28,000
Yoshiko Takemoto	10.00%	12/27/2012	2 years	$100,800	$3.60	28,000
Sun Moo & Hyon Sil Lee	10.00%	2/21/2013	2 years	$100,800	$3.60	28,000
Tracey and Mark Doi (3)	10.00%	2/10/2013	Due on Demand	$116,640	$3.60	32,400
Yukio Hasegawa (1)	10.00%	2/15/2013	Due on Demand	$144,000	$3.60	40,000
J. R. Downey	10.00%	3/2/2013	One year	$162,005	$3.60	45,001
Shigenori Yoshida	10.00%	3/12/2013	2 years	$100,800	$3.60	28,000
Yoshiko & Yuki Takemoto	10.00%	3/14/2013	2 years	$420,511	$3.30	127,428
Wan Luen Pak Eric & Ho Shun Mei Grace	10.00%	3/15/2013	2 years	$125,000	$3.60	34,722
Wong Shuk Ching Judy	10.00%	3/19/2013	2 years	$200,000	$3.60	55,555
Convertible Notes				$6,650,917		1,955,745

Yutaka Niihara (5)	6.50%	1/12/2009	On Demand	$272,800	NA
Hope Int’l Hospice (6)	8.00%	1/17/2012	On Demand	$200,000	NA
Shigeru Matsuda (1)	11.00%	2/15/2012	2 years (2)	$833,335	NA
Hideki & Eiko Uehara (1)	11.00%	2/15/2012	2 years (2)	$133,333	NA
Hope Int’l Hospice (6)	8.00%	6/14/2012	On Demand	$200,000	NA
Hope Int’l Hospice (6)	8.00%	6/21/2012	On Demand	$100,000	NA
Cuc T. Tran	11.00%	6/27/2012	1 year	$10,000	NA
Yutaka Niihara (5)	1.00%	8/29/2012	1 year	$1,270,100	NA
Yutaka Niihara (5)	10.00%	12/5/2012	Six months	$1,213,700	NA
Lan T. Tran (5)	11.00%	2/10/2012	2 years (2)	$80,000	NA
For Days Co., Ltd.	2.00%	12/26/2012	2 years	$700,000	NA
For Days Co., Ltd.	2.00%	01/29/2013	2 years	$500,000	NA
Hope Int’l Hospice (6)	8.00%	01/12/2013	Due on Demand	$200,000	NA
Hope Int’l Hospice (6)	8.00%	02/11/2013	Due on Demand	$50,000	NA
Non-Convertible Notes				$5,763,268

Total, undiscounted (9)				$12,414,185

(1)	Related party – Shareholder
(2)	Due on Demand
(3)	Director
(4)	Employee
(5)	Officer
(6)	Dr. Niihara is also the CEO and owner of Hope International Hospice, Inc.
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
(9)	Total amount due on notes without discounts for fair market value of warrants issued and conversion features

Contractual principal payments due on loans and notes payable are as follows:

From March 31, 2013	Payments by Year
2013	$9,006,019
2014	1,387,055
2015	1,521,111
2016	500,000
Total	$12,414,185

The Company estimated the total fair value of the convertible notes and warrants in allocating the debt proceeds.  The proceeds were allocated to the warrants and convertible notes based on the pro-rata fair value.  The proceeds allocated to the beneficial conversion were determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the convertible notes determined above.  The fair value of the warrants was determined through the Black Scholes Option pricing model with the following inputs:

Stock Price	$3.60
Exercise Price	$1.00 ~ 3.60
Term	2 ~ 10 years
Risk-Free Rate	0.30 ~ 2.22%
Dividend Yield	0%
Volatility	99.89 ~ 141.70%

Original Principal Loan Amount at March 31, 2013	Discount Amount at March 31, 2013	Carrying Amount at March 31, 2013

$12,414,185	($626,805)	$11,787,380

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock – As of the year ended December 31, 2012, the Company had issued a total of 24,878,436 shares of its common stock. During the three months ended March 31, 2013, the Company issued 26,975 shares of its common stock. As of the quarter ended March 31, 2013, the Company had issued a total of 24,905,411 shares of its common stock.

Stock warrants – During the three months ended March 31, 2013, the Company did not issue warrants.

A summary of outstanding warrants as of March 31, 2013 is presented below.

Three months ended March 31, 2013
Warrants outstanding, beginning of period	3,408,795
Granted	—
Exercised	—
Cancelled, forfeited and expired	—
Warrants outstanding, end of period	3,408,795

	Outstanding			Exercisable
Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
During 2012
$1.00	1,411,020	1.79	$1.00	911,020	$1.00
75% of FMV	56,573	1.99	75% of FMV	56,573	75% of FMV
$2.50	1,000,000	2.41	$2.50	1,000,000	$2.50

During 2011
$1.00	311,038	1.43	$1.00	311,038	$1.00
75% of FMV	331,670	1.43	75% of FMV	331,670	75% of FMV
$3.05	5,898	1.98	$3.05	5,898	$3.05

During 2010
$3.05	197,146	2.39	$3.05	197,146	$3.05

During 2009
$3.05	95,450	1.53	$3.05	95,450	$3.05

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

During 2011, 61,000 options were granted from the 2011 Stock Incentive Plan, are exercisable at $3.60 per share and vested in 2012. During the year ended December 31, 2012, the Company issued 1,490,000 options to its directors, officers, employees and consultants. The fair value of these options issued is approximately $5 million. These options will be vested equally over 3 years, starting April 2, 2013 and are exercisable at $3.60 per share through 2022. During the year ended December 31, 2012, 12,000 options were canceled or forfeited. During the three months ended March 31, 2013, the Company issued 3,250,000 options to its directors and officers.  The fair value of these options issued is approximately $10 million.  These options will be vested equally over 3 years starting February 28, 2014 and are exercisable at $3.60 per share through 2023.  The total outstanding options as of March 31, 2013 are 4,789,000 for the 2011 Stock Incentive Plan and 4,800,795 including options issued prior to the 2011 Stock Incentive Plan.

A summary of outstanding options as of March 31, 2013 is presented below.

Three Months ended March 31, 2013	Prior Plan	2011 Stock Incentive Option
Options outstanding, beginning of period	11,795	1,539,000
Granted	—	3,250,000
Exercised	—	—
Cancelled, forfeited and expired	—	—
Options outstanding, end of period	11,795	4,789,000

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

Operating leases – The Company leases its office space under operating leases from unrelated entities.  The rent expense during the three months ended March 31, 2013 and 2012 amounted to $33,582 and $34,831, respectively.

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

The Company also leases two office suites of approximately 512 square feet and 532 square feet, respectively, in Tokyo, Japan at a base rent of JPY130,000 ($1,417 @0.0109) per month each. These leases will expire on October 14, 2014 and September 15, 2013, respectively.

Future minimum lease payments under the agreements are as follows:

2013	$88,140
2014	33,742
2015	3,380
$125,262

Licensing agreement - On April 8, 2011, pursuant to a Research Agreement, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the accumulated information package, as defined in the Research Agreement to the Company. Pursuant to the Individual Agreement, the Company agreed to pay $1.5 million to CellSeed within 30 days of CellSeed’s delivery of the accumulated information package for the joint development of CAOMECS to the Company and a royalty to be agreed upon by the parties.  The Company made a payment of $1.5 million to CellSeed in February 2012, pursuant to the Individual Agreement.  CellSeed may terminate these agreements with the Company if the Company is unable to make timely payments required under the agreements.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of March 31, 2013 an aggregate of $9,566,391 principal amount of promissory notes from certain stockholders and officers was outstanding.   The debt is unsecured and carries interest rates from 0% to 11%.

The Company had agreed to pay AFH Holding and Advisory, LLC (“AFH Advisory”) certain costs to allow Emmaus Medical stockholders to acquire shares of common stock of the Company and become the majority owners in the aggregate of the Company.

Since July 2012, we have been engaged in litigation with AFH Advisory, which was the sole stockholder of AFH Acquisition IV immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. In September 2012, AFH Advisory and related parties filed a complaint against the Company in the Superior Court of Delaware. In October 2012, the Company filed counterclaims against the plaintiffs and third-party claims against Amir Heshmatpour. The case is scheduled for trial in May 2013.

During the year ended December 31, 2011, the Company paid $394,446 to AFH Advisory for certain costs leaving an aggregate of $394,446 remaining unpaid.

NOTE 10 – GEOGRAPHIC INFORMATION

For the three months ended March 31, 2013 and 2012, the Company earned revenue from countries outside of the United States as outlined in the table below.  The Company did not have any significant currency translation or foreign transaction adjustments during the three months ended March 31, 2013 and 2012.

Country	Sales three months ended March 31, 2013	% of Total Revenue three months ended March 31, 2013	Three months three months ended March 31, 2012	% of Total Revenue three months ended March 31, 2012
Japan	$43,173	47%	$90,720	63%
South Korea	$–	0%	$46,000	32%

NOTE 11 – SUBSEQUENT EVENTS

Lender	Annual Interest Rate	Date of loan	Term of Loan	Loan Principal Outstanding	Conversion Price	Shares Underlying Principal as of March 31, 2013
Yu Mei Lun Susan	10.00%	4/2/13	2 years	$385,827	$3.60	107,174
Yoshiko & Yuki Takemoto	10.00%	4/3/13	2 years	$227,200	$3.30	68,848
Yeung Y M Barry & NG Sui Ngan	10.00%	4/25/13	2 years	$50,000	$3.60	13,888

In April 2013, the Company issued a convertible note payable to Yu Mei Lun Susan, a third party, in the principal amount of $385,827, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

In April 2013, the Company issued a convertible note payable to Yoshiko & Yuki Takemoto, a third party, in the principal amount of $227,200, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

In April 2013, the Company issued a convertible note payable to Yeung Y M Barry and NG Sui Ngan, both third parties, in the principal amount of $50,000, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

In addition, in April 2013 the Company sold 200,000 shares of common stock for net proceeds of $720,000.

In May 2013, an amount of $341,361 previously recorded as accounts payable became no longer due and owing.  This amount has been recorded as a gain on derecognition of accounts payable in the financial statements for the period ended March 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Emmaus Life Sciences, Inc. (the “Company”) and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation (“Emmaus Medical”), and Emmaus Medical’s wholly-owned subsidiaries Newfield Nutrition Corporation, a Delaware corporation (“Newfield”), Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”) and Emmaus Medical Europe, Ltd. (“EM Europe”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the audited consolidated financial statements for the years ended December 31, 2012 and 2011 and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 29, 2013 (the “Annual Report”).

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining FDA and other regulatory authorization to market our drug and biologic products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our L-glutamine treatment for sickle cell disease (“SCD”), our ability to commercialize our L-glutamine treatment for SCD; our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

Our actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, or if any of the risks or uncertainties described elsewhere in this report or in Part I, Item 1A.”Risk Factors” of the Annual Report. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and accordingly there can be no assurances made with respect to the actual results or developments.

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

We also have certain rights to regenerative medicine products owned by CellSeed and are involved in research focused on providing innovative solutions for tissue-engineering through the development of novel cell harvest methods and 3-dimensional living tissue replacement products for “cell-sheet therapy” and regenerative medicine and the commercialization of such products. In April 2011, we entered into a Joint Research and Development Agreement (the “Research Agreement”) with CellSeed regarding the future research and development of cell sheet engineering regenerative medicine products and the future commercialization of such products. Pursuant to the Individual Agreement between us and CellSeed executed in April 2011, CellSeed granted us the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell-Sheet (“CAOMECS”) to be used on the cornea of appropriate patients residing in the United States. We intend to work on commercializing the CAOMECS for the cornea and to expand our relationship with CellSeed to develop cardiac cell sheets and cell sheets for other types of cells in the future.

Emmaus Medical, LLC was organized on December 20, 2000.  In October 2003, Emmaus Medical, LLC undertook a reorganization and merged with Emmaus Medical, Inc., which was originally incorporated in September 2003.

Pursuant to an Agreement and Plan of Merger dated April 21, 2011 (the “Merger Agreement”), by and among the Company, AFH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“AFH Merger Sub”), AFH Advisory and Emmaus Medical, Emmaus Medical merged with and into AFH Merger Sub on May 3, 2011 with Emmaus Medical continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.”  Subsequently, on September 14, 2011, we changed our name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.”

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors including: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  As of March 31, 2013, our accumulated deficit since inception is $39.4 million and we had cash and cash equivalents of $0.1 million.  Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders.  Currently, we estimate we will need approximately $3.4 million to complete our Phase III clinical trial and $400,000 to obtain regulatory approval of L-glutamine as a therapy for SCD.

In addition, we agreed to pay CellSeed an aggregate of $8.5 million pursuant to the Research Agreement, which is still payable, and we believe that we will need approximately $3.0 million for research and development to develop corneal cell sheet technology in the United States and $2.8 million to initiate the cardiac cell sheet work.  We estimate that we will need an additional $2.5 million for research related to other cell sheet applications and current good manufacturing practice (“cGMP”) laboratory costs for regenerative medicine.

Recent Highlights

In April 2009, the FDA authorized us to begin a large Phase III clinical trial directed to study L-glutamine as an experimental agent to reduce sickle cell crisis.  Patient enrollment began in mid-2010 and as of March 2013, we have signed contracts with 32 study sites across the United States and have enrolled 230 patients. An interim analysis of a subset of data from the Phase III clinical trial was completed by an independent third party.  The results of the interim analysis were then reported to the FDA by way of the independent third party in August 2012.  A meeting was held with the FDA on November 5, 2012. The Company received unanimous support to continue the trial without any modification to the protocol. We completed enrollment for the Phase III clinical trial in November 2012 and aim to complete the trial in 2013.

In October 2010, we formed EM Japan, a wholly-owned subsidiary of Emmaus Medical that markets and sells AminoPure® in Japan and other neighboring regions.  EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future.  The results of EM Japan have been included in our consolidated financial statements of the Company since the date of our formation.  EM Japan recorded approximately $43,000 in net sales in the three months ended March 31, 2013.

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

On December 3, 2012, Emmaus Medical, Inc. announced that it reached full enrollment for its Phase 3 clinical trial studying L-glutamine for the treatment of sickle cell disease.

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

Currently, we generate revenue through the sale of NutreStore® [L-glutamine powder for oral solution] as a treatment for SBS as well as AminoPure®, a nutritional supplement.   Pursuant to the sublicense agreement for the SBS Patent, we are required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore® to CATO Holding Company (“Cato”).  We made a royalty payment to Cato in the amount of $469 in October 2011 and $855 in May 2012, which represents the 10% royalty of the adjusted gross sales for 2010 and 2011, respectively. No payment has as yet been made at this time on adjusted gross sales for 2012.  Management expects that any revenues generated from the sale of NutreStore® and AminoPure® will fluctuate from quarter to quarter as a result of the timing of orders and the amount of product sold.

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

Expenses related to the Phase III clinical trial are based on estimates of the services received and efforts expended pursuant to contracts with study sites and the CRO that conducts and manages the clinical trial on our behalf. We expect to incur increased research and development expenses as we continue to enroll patients in our Phase III clinical trial for sickle cell disease. The most significant clinical trial expenditures are related to the CRO costs and the payments to study sites. The contract with the CRO is based on time and material expended whereas the study site agreements are based on per patient costs as well as other pass-through costs including but not limited to start-up costs and institutional review board  fees.  The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows.  Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.  Management estimates the expenses based on the time period over which the services will be performed and the level of effort to be expended by the CRO in each period.  Although we do not expect the estimate to be materially different from amounts actually incurred, our estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary and consequently, result in us reporting amounts that are higher or lower in any given period.

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

At this time, due to the inherently unpredictable nature of the drug development process and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in the continued development of the sickle cell treatment and other clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely.  Our current estimated cost to complete the Phase III clinical trial is $3.4 million, which is based on the assumptions that the total number of trial sites does not increase beyond our current estimates and that we remain on the projected timeline.  Should the total number of trial sites need to be increased or should the timeline require extension, there will be a commensurate increase in costs associated with the additional time and effort required by the CRO and Company staff.

The drug development process to obtain FDA approval is very costly and time consuming.  Even with the granting of orphan drug status and Fast Track Designation, the successful development of the L-glutamine treatment for SCD is uncertain and subject to a number of variables, in addition to other risks as described under the caption “Risk Factors” in the Company’s Annual Report.

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

In connection with our agreements with CellSeed related to the development of corneal cell sheet technology in the United States, we believe the cost to develop the corneal cell sheet technology in the United States will be  approximately $3.0 million.  Such estimate includes the anticipated cost of obtaining FDA approval for the corneal cell sheets and assumes that we will need biologic approval of the FDA for the corneal cell sheets, rather than pharmaceutical approval. We estimate that we will need another $2.0 million to commercialize the corneal cell sheet technology.  Based on data currently available for cornea treatment using this technology, we anticipate it will be two to three years before we would be able to submit a BLA and obtain marketing decision from the FDA to commercialize this product in the United States.

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

Inventories

Inventories consist of finished goods and work-in-process and are valued based on a first-in, first-out basis and at the lower of cost or market value.  All of the purchases during the three months ended March 31, 2013 and 2012 were from one vendor.

Results of Operations

	Three months ended March 31,		From December 20, 2000 (date of inception) to March 31,
	2013	2012	2013
SALES	$91,866	$153,727	$1,377,127
SALES RETURN & ALLOWANCE	(2,306)	(8,560)	(63,393)
REVENUES	89,560	145,167	1,313,734

COST OF GOODS SOLD
Cost of goods sold	43,985	20,588	585,796
Scrapped inventory	—	—	235,537
Total cost of goods sold	43,985	20,588	821,333
GROSS PROFIT	45,575	124,579	492,401

OPERATING EXPENSES
Research and development	615,253	542,593	10,033,693
Selling	127,353	100,515	3,028,920
General and administrative	2,406,228	1,534,243	21,374,230
Transaction costs	—	—	788,893
	3,148,834	2,177,351	35,225,736

LOSS FROM OPERATIONS	(3,103,259)	(2,052,772)	(34,733,335)

OTHER INCOME (EXPENSE)
Realized gain on securities available-for-sale	—	—	275,822
Gain on derecognition of accounts payable	341,361	—	341,361
Interest income	5,642	7,077	159,018
Interest expense	(604,527)	(893,498)	(5,395,910)
	(257,524)	(886,421)	(4,619,709)

LOSS BEFORE INCOME TAXES	(3,360,783)	(2,939,193)	(39,353,044)

INCOME TAXES	2,550	5,800	27,853

NET LOSS	(3,363,333)	(2,944,993)	(39,380,897)

NET LOSS PER COMMON SHARE	$(0.14)	$(0.12)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,888,018	24,393,461

Three months ended March 31, 2013 and 2012

Net Losses.  Net losses increased by $0.4 million, or 14%, to $3.4 million from $2.9 million for the three months ended March 31, 2013 and 2012, respectively.  The increase in losses is primarily a result of increased operating expenses as discussed below.    As of March 31, 2013, we had an accumulated deficit of approximately $39.4 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization.  As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future.

Revenues.  Sales decreased approximately $0.1 million, or 38%, to just under $0.1 million from just over $0.1 million for the three months ended March 31, 2013 and 2012, respectively. Sales decreased primarily due to decreases in the number of units sold of our AminoPure® product.  The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience.  However, the Company recorded a 5% of sales return allowance for both NutreStore® and AminoPure® for the quarter ended March 31, 2013.

Cost of Goods Sold.  Cost of goods sold increased to $0.04 million from $0.02 million for the three months ended March 31, 2013 and 2012, respectively.  Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory.    The majority of the increased cost is due to a reserve for inventory valuation of $0.02 million. No scrapped inventory expense was realized for the three months ended March 31, 2013 or for the three months ended March 31, 2012.  All of the purchases during the three months ended March 31, 2013 and 2012 were from one vendor.

Research and Development Expenses.  Research and development expenses increased $0.1 million, or 13%, to $0.6 million from $0.5 million for the three months ended March 31, 2013 and 2012, respectively.  This increase was primarily due to increases in our CRO costs and study site costs due to the increase in the patient enrollment for the Phase III clinical trial of our L-glutamine treatment for SCD.

Selling Expenses.  Selling expenses of $0.1 million and $0.1 million for each of the three months ended March 31, 2013 and March 31, 2012, respectively. Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure®.

General and Administrative Expenses. General and administrative expenses increased $0.9 million, or 57%, to $2.4 million from $1.5 million for the three months ended March 31, 2013 and March 31, 2012, respectively.  The increase was due in part to an increase in stock based compensation of $0.5 which had been less than $0.4 in 2012. The Company utilized stock based compensation to retain and provide an incentive for the management, staff and board of directors. Increases in payroll, insurance and other expenses were offset by decreases in professional fees.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $0.1 million as of March 31, 2013, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $3.4 million for the three months ended March 31, 2013 and $2.9 million for the three months ended March 31, 2012.  We had an accumulated deficit since inception to March 31, 2013 of $39.4 million.  We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the development and commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease, the corneal cell sheets technology and the expansion of corporate infrastructure, including costs associated with being a public company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received many loans from stockholders as discussed below.  As of March 31, 2013, we had total outstanding notes payable of $12.4 million, consisting of $5.8 million of non-convertible promissory notes and $6.6 million of convertible notes.  Of the $12.4 million aggregate outstanding principal amount of notes outstanding as of March 31, 2013, approximately $9.0 million will become due and payable within the nine months ending December 31, 2013.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the development of cell sheet technology in the United States.

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

On April 8, 2011, pursuant to a Research Agreement with CellSeed, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the accumulated information package, as defined in the Research Agreement, to us.  Pursuant to the Individual Agreement with CellSeed, the Company agreed to pay $1.5 million to CellSeed and a royalty to be agreed upon by the parties.   We paid the $1.5 million due to CellSeed pursuant to the Individual Agreement in February 2012.  We currently anticipate that the additional $8.5 million payment obligation under the Research Agreement will become due and payable after we begin to generate revenues from the commercialization of our L-glutamine treatment for SCD.  If the payment obligation becomes due and payable prior to our generation of revenue from the commercialization of our L-glutamine SCD treatment, we will need to seek other funding sources, including the sale of additional equity or debt securities, in order to make the payment.  CellSeed may terminate these agreements if we are unable to make timely payments, as required under the agreements.

In addition to the $8.5 million we have agreed to pay CellSeed pursuant to the Research Agreement, we currently estimate that we will need an additional $3.4 million to complete our Phase III clinical trial and $0.4 million to obtain FDA approval for our L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.5 million per month for the first quarter of 2013.

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

For the three months ended March 31, 2013 and during the year ended December 31, 2012, we borrowed varying amounts pursuant to promissory notes, the majority of which have been issued to our stockholders.  As of March 31, 2013 and December 31, 2012, the amounts outstanding under outstanding promissory notes totaled $12.4 million and $11.3 million, respectively.  The promissory notes carry interest from 0% to 11% and, except for the promissory note in the principal amounts of $0.5 million, the debt is unsecured.  Interest on 0% loans was imputed at the incremental borrowing rate of 6.25% per annum.  The net proceeds of the loans were used for working capital.

The table below lists our outstanding notes payable as of March 31, 2013 and the material terms of our outstanding borrowings:

Lender	Annual Interest Rate	Date of loan	Term of Loan	Loan Principal Outstanding	Conversion Price	Shares Underlying Principal as of March 31, 2013
Shigeru Matsuda (1)	6.50%	1/12/2009	5 years	$273,950	$3.05	89,819
Kazuo Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
Makoto Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
Nami Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
M’s Support Co. Ltd. (1)	0.00%	8/17/2010	5 years	$18,000	$3.05	5,898
Yumiko Takemoto (1)	6.00%	11/23/2010	5 years	$2,000	$3.05	656
Mitsubishi UFJ Capital III, Limited Partnership (8)	10.00%	3/14/2011	5 years	$500,000	$3.05	163,809
Hiroshi Iguchi	8.00%	2/20/2012	1 year (2)	$133,333	$3.60	37,037
Paul Terasaki (1) (7)	10.00%	5/1/2012	1 year	$500,000	$3.30	151,515
Yasushi Nagasaki (5)	10.00%	6/29/2012	On Demand	$388,800	$3.30	117,818
Yumiko Duchane	10.00%	7/5/2012	1 year	$30,000	$3.30	9,091
Andrew K. Wood (4)	10.00%	7/8/2012	1 year	$3,240	$3.30	982
Hiromi Saito	10.00%	7/10/2012	1 year	$25,000	$3.30	7,576
Suh Yung Min	10.00%	7/11/2012	1 year	$1,180,716	$3.30	357,793
Kiyohiro Sugashita	10.00%	7/30/2012	1 year	$6,600	$3.30	2,000
Yumiko Nakamura	10.00%	8/9/2012	2 years	$49,500	$3.30	15,000
Masayuki Makino	10.00%	8/17/2012	1 year	$6,600	$3.30	2,000
Hideki & Eiko Uehara (1)	10.00%	9/7/2012	1 year	$32,400	$3.60	9,000
Dennis Y. Teranishi	10.00%	9/9/2012	1 year	$116,640	$3.60	32,400
Paul Shitabata (1)	10.00%	10/3/2012	1 year (2)	$1,620,540	$3.60	450,150
Willis Lee (5)	10.00%	10/5/2012	1 year	$138,242	$3.60	38,401
Alison Brown	10.00%	12/21/2012	2 years	$100,800	$3.60	28,000
Yoshiko Takemoto	10.00%	12/27/2012	2 years	$100,800	$3.60	28,000
Sun Moo & Hyon Sil Lee	10.00%	2/21/2013	2 years	$100,800	$3.60	28,000
Tracey and Mark Doi	10.00%	2/10/2013	Due on Demand	$116,640	$3.60	32,400
Yukio Hasegawa	10.00%	2/15/2013	Due on Demand	$144,000	$3.60	40,000
J. R. Downey	10.00%	3/2/2013	One year	$162,005	$3.60	45,001
Shigenori Yoshida	10.00%	3/12/2013	2 years	$100,800	$3.60	28,000
Yoshiko & Yuki Takemoto	10.00%	3/14/2013	2 years	$420,511	$3.30	127,428
Wan Luen Pak Eric & Ho Shun Mei Grace	10.00%	3/15/2013	2 years	$125,000	$3.60	34,722
Wong Shuk Ching Judy	10.00%	3/19/2013	2 years	$200,000	$3.60	55,555
Convertible Notes				$6,650,917		1,955,745

Yutaka Niihara (5)	6.50%	1/12/2009	On Demand	$272,800	NA
Hope Int’l Hospice (6)	8.00%	1/17/2012	On Demand	$200,000	NA
Shigeru Matsuda (1)	11.00%	2/15/2012	2 years (2)	$833,335	NA
Hideki & Eiko Uehara (1)	11.00%	2/15/2012	2 years (2)	$133,333	NA
Hope Int’l Hospice (6)	8.00%	6/14/2012	On Demand	$200,000	NA
Hope Int’l Hospice (6)	8.00%	6/21/2012	On Demand	$100,000	NA
Cuc T. Tran	11.00%	6/27/2012	1 year	$10,000	NA
Yutaka Niihara (5)	1.00%	8/29/2012	1 year	$1,270,100	NA
Yutaka Niihara (5)	10.00%	12/5/2012	Six months	$1,213,700	NA
Lan T. Tran (5)	11.00%	2/10/2012	2 years (2)	$80,000	NA
For Days Co., Ltd.	2.00%	12/26/2012	2 years	$700,000	NA
For Days Co., Ltd.	2.00%	01/29/2013	2 years	$500,000	NA
Hope Int’l Hospice	8.00%	01/12/2013	Due on Demand	$200,000	NA
Hope Int’l Hospice	8.00%	02/11/2013	Due on Demand	$50,000	NA
Non-Convertible Notes				$5,763,268

Total, undiscounted (9)				$12,414,185

(1)	Related party – Shareholder
(2)	Due on Demand
(3)	Related party – Director
(4)	Employee
(5)	Related party – Officer
(6)	Dr. Niihara is also the CEO and owner of Hope International Hospice, Inc.
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
(9)	Total amount due on notes without discounts for fair market value of warrants issued and conversion features

Subsequent to the three months ended March 31, 2013, the Company entered into additional financings arrangements, as set forth below. The total of $0.7 million, which the Company raised through financing arrangements, was used for working capital.

Lender	Annual Interest Rate	Date of loan	Term of Loan	Loan Principal Amount	Conversion Price	Shares Underlying Original Principal Amount
Yu Mei Lun Susan	10.00%	4/2/2013	2 years	$385,827	$3.60	107,174
Yoshiko & Yuki Takemoto	10.00%	4/3/2013	2 years	$227,200	$3.30	68,848
Yeung Y M Barry & NG Sui Ngan	10.00%	4/25/2013	2 years	$50,000	$3.60	13,888

(1)
In April 2013, the Company issued a convertible note payable to Yu Mei Lun Susan, a third party, in the principal amount of $385,827, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

(2)
In April 2013, the Company issued a convertible note payable to Yoshiko & Yuki Takemoto, a third party, in the principal amount of $227,200, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

(3)
In April 2013, the Company issued a convertible note payable to Yeung Y M Barry and NG Sui Ngan, both third parties, in the principal amount of $50,000, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities increased by $0.4 million, or 42%, to $1.4 million from $1.0 million for the three months ended March 31, 2013 and 2012, respectively. This increase was primarily due to an increase of $0.4 million in the net loss.

Net cash used in investing activities

Net cash flows used in investing activities increased by $1.5 million to $0.0 from $(1.5) million for the three months ended March 31, 2013 and 2012, respectively.  The increase was mainly due to payments for license fees in 2012.  No other investing activities occurred in the three months ended March 31, 2013 and 2012.

Net cash from financing activities

Net cash flows from financing activities decreased by $1.2 million, or 50%, to $1.2 million from $2.4 million for the three months ended March 31, 2013 and 2012, respectively primarily as a result a $0.3 million decrease in the proceeds from the issuance of notes payable and convertible notes payable and by a $0.9 million increase in payment of notes payable and convertible notes payable.  Since July 2011, the Company has mainly relied on the sale and issuance of convertible and non-convertible notes for its financial and working capital needs.

A total of $0.1 million of convertible notes payable were converted into shares of our common stock during the three months ended March 31, 2013, compared to $0.0 million for the three months ended March 31, 2012.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements provided in this Form 10-Q, we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Revenue recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition.

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

We estimate our sales return based upon our prior sales and return history. Historically, sales returns have been very nominal.  We continue to monitor our returns and will adjust our estimates based on its actual sales return experience. As of March 31, 2013, we recorded a 5% sales return allowance for the NutreStore® sales in the accompanying financial statements.

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

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 12, 2012, the Company filed counterclaims against the plaintiffs and Mr. Heshmatpour in the Superior Court of Delaware. The Company is asking the Court for an order declaring that the plaintiffs’ and Mr. Heshmatpour’s shares are canceled and that, because of fraudulent inducement on their part, the LOI is void and of no further effect. In addition, the Company is asking the Court to award compensatory and punitive damages, in amounts to be determined, for breach of contract, unjust enrichment, and fraud. The parties are currently engaged in discovery, with trial scheduled for the end of May 2013.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On January 28, 2013, the Company issued 3,000 shares of common stock to Peter Ludlum, an officer of the Company, at a price of $3.60 per share for an aggregate price of $10,800.

On February 21, 2013, the Company issued a convertible note payable to Sun Moo & Hyon Sil Lee in the principal amount of $100,800, which bears interest at 10% per annum.  The note has a two-year term.  The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

On February 10, 2013, the Company refinanced a convertible note payable to Tracey and Mark Doi with an original principal amount of $108,000 with a new convertible note in the principal amount of $116,640 which bears interest at 10% per annum.  The term of this note is due on demand up to one year from the date of issuance.   The principal amount and any unpaid accrued interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share.  Tracey Doi is a Director of the Company.

On February 15, 2013, the Company refinanced a convertible note payable to Yukio Hasegawa, a shareholder, with an original principal amount of $133,333 with a new convertible note totaling $144,000 which bears interest at 10% per annum.  The term of this note is due on demand up to one year from the date of issuance.   The principal amount and any unpaid accrued interests due under the notes are convertible into shares of the Company’s common stock at $3.60 per share.

On March 2, 2013, the Company refinanced a convertible note payable to J. R. Downey, a third party, in the original principal amount of $150,005 with a new convertible note in the principal amount of $162,005 which bears interest at 10% per annum.   The note has a one-year term but the holder can demand repayment of the note after three months from the date of issuance.  The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share.

On March 12, 2013, the Company issued a convertible note payable to Shigenori Yoshida, a third party, in the principal amount of $100,800, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

On March 14, 2013, the Company issued a convertible note payable to Yoshiko & Yuki Takemoto, a shareholder, in the principal amount of $420,511, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

On March 15, 2013, the Company issued a convertible note payable to Wan Luen Pak Eric and Ho Shun Mei Grace, a third party, in the principal amount of $125,000, which bears interest at 10% per annum and matures on the two-year anniversary date of the note, with an option to renew for one additional year.  The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

On March 15, 2013, the Company issued a convertible note payable to Wong Shuk Ching Judy, a third party, in the principal amount of $200,000, which bears interest at 10% per annum and matures on the two-year anniversary date of the note with an option to renew for one additional year.  The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

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

Item 3. Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.
4.2	Convertible Promissory Note, dated February 10, 2013, issued by the registrant to Tracey and Mark Doi.
4.3	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.
4.4	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.
4.5	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.
10.1	Form of Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Promissory Note.
10.2	Form of Promissory Note issued by the registrant to Hope International Hospice, Inc. in the amounts indicated in Schedule A attached to the Form of Promissory Note.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: May 14, 2013		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Peter Ludlum
	By:	Peter Ludlum
	Its:	Chief Financial Officer (principal financial and accounting officer)