Form 10-Q
period 2013-06-30
EMMAUS LIFE SCIENCES, INC.
filed 2013-08-14
CIK 1420031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The registrant had 23,579,454 shares of common stock, par value $0.001 per share, outstanding as of August 13, 2013.

EMMAUS LIFE SCIENCES, INC.
 FORM 10-Q
 For the Quarterly Period Ended June 30, 2013
 INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	1

		(b) Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012 and from December 20, 2000 (Inception) to June 30, 2013 (Unaudited)	2

		(c) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period from December 20, 2000 (Inception) to June 30, 2013 (Unaudited)	3

		(d) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and from December 20, 2000 (Inception) to June 30, 2013 (Unaudited)	9

		(e) Notes to Consolidated Financial Statements as of and for the Six Months Ended June 30, 2013 (Unaudited)	10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	34

Part II	Other Information

	Item 1.	Legal Proceedings	35

	Item 1A.	Risk Factors	35

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	36

	Item 3.	Default Upon Senior Securities	36

	Item 4.	Mine Safety Disclosures	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	37

Signatures

i

Item 1. Financial Statements
 EMMAUS LIFE SCIENCES, INC.
 (A Development Stage Company)
Consolidated Balance Sheets

	As of
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$543,190	$402,823
Accounts receivable	45,426	80,279
Inventories, net	162,425	203,389
Prepaid expenses and other current assets	81,447	62,833
Total current assets	832,488	749,324

PROPERTY AND EQUIPMENT, net	27,137	38,769

OTHER ASSETS
Marketable securities, long-term	1,601,919	561,521
Intangibles, net	1,214,286	1,321,429
Notes receivable	18,000	18,000
Deposits	99,511	195,197
Total other assets	2,933,716	2,096,147
Total Assets	$3,793,341	$2,884,240

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,688,784	$2,560,278
Due to related party	—	394,446
Dissenting stockholders payable	140,000	200,000
Notes payable, net	3,608,194	3,939,041
Convertible notes payable, net	4,565,137	4,627,695
Total current liabilities	11,002,115	11,721,460

LONG-TERM LIABILITIES
Notes payable	200,000	700,000
Convertible notes payable, net	2,674,890	1,106,035
Total long-term liabilities	2,874,890	1,806,035
Total Liabilities	13,877,005	13,527,495

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 23,493,454 and 24,878,436 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively (both excluding 47,178 shares held by stockholders who exercised dissenters’ rights).	23,493	24,878
Additional paid-in capital	32,022,311	25,361,863
Accumulated other comprehensive income	1,001,534	(12,432)
Deficit accumulated during the development stage	(43,131,002)	(36,017,564)
Total Stockholders’ Equity (Deficit)	(10,083,664)	(10,643,255)
Total Liabilities & Stockholders’ Equity (Deficit)	$3,793,341	$2,884,240

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.
 (A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2013	2012	2013	2012	2013

SALES	$96,716	$109,312	$188,582	$263,039	$1,473,843
SALES RETURN & ALLOWANCE	(5,508)	(2,196)	(7,814)	(10,756)	(68,901)
REVENUES	91,208	107,116	180,768	252,283	1,404,942

COST OF GOODS SOLD
Cost of goods sold	54,988	29,186	98,972	49,773	640,783
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	54,988	29,186	98,972	49,773	876,320
GROSS PROFIT	36,220	77,930	81,796	202,510	528,622

OPERATING EXPENSES
Research and development	696,008	886,390	1,311,261	1,428,984	10,729,701
Selling	129,335	97,938	256,688	198,453	3,158,255
General and administrative	2,614,165	2,572,788	5,020,393	4,107,031	23,988,395
Transaction costs	—	—	—	—	788,893
	3,439,508	3,557,116	6,588,342	5,734,468	38,665,244

LOSS FROM OPERATIONS	(3,403,288)	(3,479,186)	(6,506,546)	(5,531,958)	(38,136,622)

OTHER INCOME (EXPENSE)
Realized gain on securities available-for-sale	—	275,822	—	275,822	275,822
Gain on derecognition of liabilities	394,447	—	735,808	—	735,808
Interest income	5,081	7,535	10,722	14,612	164,098
Interest expense	(746,345)	(998,898)	(1,350,872)	(1,892,396)	(6,142,255)
	(346,818)	(715,541)	(604,342)	(1,601,962)	(4,966,527)

LOSS BEFORE INCOME TAXES	$(3,750,105)	$(4,194,727)	$(7,110,888)	$(7,133,920)	$(43,103,149)
INCOME TAXES	—	—	2,550	5,800	27,853
NET LOSS	$(3,750,105)	$(4,194,727)	$(7,113,438)	$(7,139,720)	$(43,131,002)

OTHER INCOME
Unrealized holding gain on securities available-for-sale, net of tax	348,627	(424,335)	1,040,398	(68,463)	1,036,013
Unrealized foreign translation	(24,613)	(36,179)	(26,432)	(34,530)	(34,478)
COMPREHENSIVE LOSS	$(3,426,091)	$(4,655,241)	$(6,099,472)	$(7,242,713)	$(42,129,467)
NET LOSS PER COMMON SHARE	$(0.15)	$(0.17)	$(0.28)	$(0.29)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	25,281,873	24,395,239	25,086,033	24,394,350

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2013
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional	Accumulated Other	Deficit Accumulated
	Shares	Common stock	Gross $/Share	Paid-in Capital	Comprehensive Income	during Development Stage	Total

Balance, December 31, 2000 (1) (2)	12,531,125	$12,531		$(2,931)	$—	$—	$9,600

Net loss	—	—		—	—	(21,942)	(21,942)

Balance, December 31, 2001	12,531,125	12,531		(2,931)	—	(21,942)	(12,342)

Net loss	—	—		—	—	(12,464)	(12,464)

Balance, December 31, 2002	12,531,125	12,531		(2,931)	—	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital	—	—		(34,406)	—	34,406	—

Common stock issued	737,125	737	0.34	249,263	—	—	250,000
							—
Net loss	—	—		—	—	(97,481)	(97,481)

Balance, December 31, 2003	13,268,250	13,268		211,926	—	(97,481)	127,713

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

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2013 (Continued)
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional	Accumulated Other	Deficit Accumulated
	Shares	Common Stock	Gross $/Share	Paid-in Capital	Comprehensive Income	during Development Stage	Total

Balance, December 31, 2003	13,268,250	$13,268		$211,926	$—	$(97,481)	$127,713

Common stock issued	1,459,270	1,459	0.35	503,616	—	—	505,075
Common stock issued	88,455	89	0.06	4,911	—	—	5,000
Common stock issued	67,817	68	2.03	137,932	—	—	138,000
Net loss	—	—		—	—	(624,936)	(624,936)

Balance, December 31, 2004	14,883,792	14,884		858,385	—	(722,417)	150,852

Common stock issued	398,549	399	2.03	327,886	—	—	328,285
Net loss	—	—		—	—	(668,091)	(668,091)

Balance, December 31, 2005	15,282,341	15,283		1,186,271	—	(1,390,508)	(188,954)

Common stock issued	523,388	523	2.03	824,517	—	—	825,040
Net loss	—	—		—	—	(759,962)	(759,962)

Balance, December 31, 2006	15,805,729	15,806		2,010,788	—	(2,150,470)	(123,876)

Common stock issued	1,344,162	1,344	2.03	2,732,516	—	—	2,733,860
Net loss	—	—		—	—	(1,282,212)	(1,282,212)

Balance, December 31, 2007	17,149,891	17,150		4,743,304	—	(3,432,682)	1,327,772

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2013 (Continued)
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional	Accumulated Other	Deficit Accumulated
	Shares	Common Stock	Gross $/Share	Paid-in Capital	Comprehensive Income	during Development Stage	Total

Balance, December 31, 2007	17,149,891	$17,150		$4,743,304	$—	$(3,432,682)	$1,327,772

Common stock issued	1,226,959	1,227	2.03	3,389,464	—	—	3,390,691
Net loss	—	—		—	—	(2,993,777)	(2,993,777)

Balance, December 31, 2008	18,376,850	18,377		8,132,768	—	(6,426,459)	1,724,686

Warrants issued	—	—		160,000	—	—	160,000
Common stock issued, net of issuance cost of $160,000	854,446	854		2,078,071	—	—	2,078,925
Net loss	—	—		—	—	(2,567,807)	(2,567,807)

Balance, December 31, 2009	19,231,296	19,231		10,370,839	—	(8,994,266)	1,395,804

Warrants issued	—	—		480,000	—	—	480,000
Common stock issued, net of issuance cost of $480,000	705,900	706	3.05	1,643,588	—	—	1,644,294
Conversion of notes payable to common stock	427,857	428	3.05	1,305,572	—	—	1,306,000
Unrealized gain on securities available for sale	—	—		—	542,573	—	542,573
Net loss	—	—		—	—	(3,757,370)	(3,757,370)

Balance, December 31, 2010	20,365,053	20,365		13,799,999	542,573	(12,751,636)	1,611,301

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2013 (Continued)
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional	Accumulated Other	Deficit Accumulated
	Shares	Common Stock	Gross $/Share	Paid-in Capital	Comprehensive Income	during Development Stage	Total

Balance, December 31, 2010	20,365,053	$20,365		$13,799,999	$542,573	$(12,751,636)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	4.24	1,153,402	—	—	1,153,674
Conversion of notes payable to common stock	36,514	37	3.05	109,993	—	—	110,030
Shares issued to existing shell stockholders in the reorganization	3,750,000	3,750		(3,750)	—	—	—
Shares issued for stock option exercised	11,794	12	3.05	35,960	—	—	35,972
Proceeds from exercise of warrants	4,718	5	3.05	14,395	—	—	14,400
Stock options vested	—	—		35,196	—	—	35,196
Cashless exercise of warrants	413	—		—	—	—	—
Common stock repurchased and cancelled from dissenting stockholders	(47,178)	(47)	4.24	(199,953)	—	—	(200,000)
Warrants issued as a payment of consulting fee	—	—		1,053,150	—	—	1,053,150
Warrants issued in conjunction with convertible note	—	—		864,773	—	—	864,773
Impact of beneficial conversion feature	—	—		1,469,343	—	—	1,469,343
Unrealized loss on securities	—	—		—	(287,233)	—	(287,233)
Foreign currency translation effect	—	—		—	(2,927)	—	(2,927)
Net loss	—	—		—	—	(8,832,758)	(8,832,758)

Balance, December 31, 2011	24,393,461	24,394		18,332,508	252,413	(21,584,394)	(2,975,079)

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2013 (Continued)
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional	Accumulated Other	Deficit Accumulated
	Shares	Common Stock	Gross $/Share	Paid-in Capital	Comprehensive Income	during Development Stage	Total

Balance, December 31, 2011	24,393,461	$24,394		$18,332,508	$252,413	$(21,584,394)	$(2,975,079)

Warrants issued in conjunction with convertible note	—	—		175,961	—	—	175,961
Warrants issued in conjunction with promissory note	—	—		1,485,835	—	—	1,485,835
Impact of beneficial conversion feature	—	—		256,761	—	—	256,761
Discount on noninterest bearing convertible note	—	—		25,562	—	—	25,562
Stock based compensation	—	—		3,466,410	—	—	3,466,410
Stock issued as a payment of professional fee	12,787	12	3.60	46,021	—	—	46,033
Stock issued for cash	472,188	472	3.33	1,572,805	—		1,573,277
Realized gain on securities	—	—		—	24,490	—	24,490
Unrealized loss on securities	—	—		—	(284,215)	—	(284,215)
Foreign currency translation effect	—	—		—	(5,120)	—	(5,120)
Net loss	—	—		—	—	(14,433,170)	(14,433,170)

Balance, December 31, 2012	24,878,436	24,878		25,361,863	(12,432)	(36,017,564)	(10,643,255)

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to June 30, 2013
(Unaudited)

	Common stock – par value $0.001 per share, 100,000,000 shares authorized			Additional	Accumulated Other	Deficit Accumulated
	Shares	Common Stock	Gross $/Share	Paid-in Capital	Comprehensive Income	during Development Stage	Total

Balance, December 31, 2012	24,878,436	$24,878		$25,361,863	$(12,432)	$(36,017,564)	$(10,643,255)

Impact of beneficial conversion feature	—	—		225,714	—	—	225,714
Warrant issued in conjunction with convertible note	—	—		116,831	—	—	116,831
Stock based compensation	—	—		2,436,258	—	—	2,436,258
Stock issued as a payment of professional fee	28,333	28	3.60	101,971	—	—	101,999
Stock issued for cash	299,056	299	3.60	1,076,301	—	—	1,076,600
Stock issued for cash	27,000	27	3.30	89,073	—	—	89,100
Conversion of notes payable to common stock	294,878	295	3.60	1,061,266	—	—	1,061,561
Conversion of notes payable to common stock	470,000	470	3.30	1,550,530	—	—	1,551,000
Stock cancelled	(2,504,249)	(2,504)		2,504	—	—	—
Unrealized gain on securities	—	—		—	1,040,398	—	1,040,398
Foreign currency translation effect	—	—		—	(26,432)	—	(26,432)
Net loss	—	—		—	—	(7,113,438)	(7,113,438)

Balance, June 30, 2013	23,493,454	$23,493		$32,022,311	$1,001,534	$(43,131,002)	$(10,083,664)

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,113,438)	$(7,139,720)	$(43,131,002)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	119,864	85,675	1,204,481
Cost of scrapped inventory written off	—	—	235,537
Fair value of warrants issued for services	—	—	1,053,150
Interest expense accrued from discount of convertible note	829,926	1,489,056	4,176,035
Gain on termination of secured debt	—	(275,822)	(275,822)
Gain on derecognition of liabilities	(735,808)	—	(735,808)
Share-based compensation	2,436,258	1,774,473	5,937,864
Net changes in operating assets and liabilities, net of acquisition
Accounts receivable	34,036	(25,044)	(52,959)
Inventory	32,436	(43,608)	(406,107)
Prepaid expenses and other current assets	(21,771)	4,491	(103,556)
Deposits	94,640	103,534	(50,520)
Accounts payable and accrued expenses	609,017	1,218,470	3,165,194
Due to related party	—	—	394,446
Due to Dissenters	(60,000)	—	(60,000)
Net cash flows used in operating activities	(3,774,840)	(2,808,495)	(28,649,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	—	(1,500,000)	(2,250,000)
Purchases of marketable securities	—	—	(1,131,813)
Purchases of property and equipment	(1,202)	(5,193)	(195,565)
Net cash flows used in investing activities	(1,202)	(1,505,193)	(3,577,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	—	—	299,500
Repayment of line of credit	—	—	(299,500)
Proceeds from notes payable issued	2,498,389	3,096,525	10,356,240
Proceeds from convertible notes payable issued	1,961,644	1,301,250	9,323,789
Payments of notes payable	(1,462,425)	—	(2,769,668)
Payments of convertible notes payable	(216,640)	—	(566,740)
Proceeds from issuance of common stock	1,165,700	36,400	16,457,387
Net cash flows from financing activities	3,946,668	4,434,175	32,801,008
Effect of exchange rate changes on cash	(30,259)	(36,381)	(42,973)

Net increase/decrease in cash and cash equivalents	140,367	84,106	531,590

Cash and cash equivalents, beginning of period	402,823	313,684	—
Cash acquired	—	—	11,600
Cash and cash equivalents, end of period	$543,190	$397,790	$543,190
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$58,592	$119,944	$760,749
Income taxes paid	$2,550	$5,800	$27,853
Non-cash financing activities:
Stock issued as a payment of professional fee	$101,999	$—	$148,032
Conversion of notes payable to common stock	$2,592,900	$—	$4,008,930
Disposal of pledged marketable securities	$—	$—	$(565,907)
Cancellation of secured debt	$—	$—	$841,728

The accompanying notes are an integral part of these financial statements

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013
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

Nature of Business – The Company has undertaken the business of developing and commercializing cost-effective treatments and therapies for rare diseases.  The Company’s primary business purpose is to continue its late-stage development of the amino acid L-glutamine as a prescription drug for the treatment of sickle cell disease (“SCD”).  The Company’s current focus is to complete the Phase III clinical trial of its product candidate for SCD treatment, which involves over 31 trial research sites and 230 patients.

To a lesser extent, the Company is also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution], which has received FDA approval, as a treatment for Short Bowel Syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication.   The Company’s indirect wholly owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan, Taiwan, Ghana and South Korea. The Company also owns a minority interest in CellSeed, Inc., a Japanese company listed on the Tokyo Stock Exchange, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment.

The Company also has certain rights to regenerative medicine products owned by CellSeed and is involved in research focused on providing innovative solutions for tissue-engineering through the development of novel cell harvest methods and 3-dimensional living tissue replacement products for "cell sheet therapy" and regenerative medicine and the commercialization of such products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Going concern – The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the six months ended June 30, 2013 totaling $7,113,438 as well as an accumulated deficit since inception amounting to $43,131,002. Further, the Company appears to have inadequate cash and cash equivalents of $543,190 as of June 30, 2013 considering that revenues from operations since inception totaled only $1,404,942. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

Four stockholders exercised their dissenters’ rights in connection with the Merger and returned an aggregate of 47,178 shares for an aggregate of $200,000.  The shares were cancelled as of May 3, 2011, the closing date of the Merger and recorded as a current liability as of that date.

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

Development stage company – The Company is a development stage company as defined in accounting principles generally accepted in the United States of America. The Company is considered a development stage company because it devotes substantially all of its time to research and development for potential pharmaceutical products and to establish its business and operations. The minimal sales for the period from inception to June 30, 2013 are from NutreStore and the products of Newfield Nutrition Corporation which are not considered part of the Company’s principal operations.

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

Inventories – Inventories as of June 30, 2013 consisted of 96% finished goods and 4% work-in-process and are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the purchases during the six months ended June 30, 2013 were from two vendors and during 2012 were from one vendor.

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

The Company is currently required to pay royalties on an annual basis, which is recognized as an expense upon sale of the products, primarily NutreStore.

Allowance for doubtful accounts – The Company provides an allowance for uncollectible accounts based upon prior experience and management’s assessment of the collectability of existing specific accounts.

Advertising cost – Advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2013 and 2012 were $100,308 and $100,217, respectively. Advertising costs from inception to June 30, 2013 were approximately $516,835.

Property and equipment – Leaseholds, furniture, and fixtures are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

Intangibles – The Company’s intangible assets include license issue fees and patent costs relating to a license agreement (Note 4). These intangible assets are amortized over a period of 3 to 7 years, the estimated legal life of the patents and economic life of the license agreements.  The intangible assets are assessed by management, annually, for potential impairment.  No impairment existed as of June 30, 2013 and December 31, 2012.

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

Based on existing indicators of impairment and on the related analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at June 30, 2013 and December 31, 2012.

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of June 30, 2013, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

As of June 30, 2013, all federal tax returns since 2009 and state tax returns since 2008 are still subject to adjustment upon audit.  No tax returns are currently being examined by taxing authorities.

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

Marketable securities – Investment securities as of June 30, 2013 and December 31, 2012 are classified as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed, Inc. securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 73,550 shares of CellSeed stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share.  CellSeed’s IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010.  As of June 30, 2013 and December 31, 2012, the closing price per share was 2,160 Yen and 661 Yen, respectively.  Historical CellSeed closing prices can be found from http://www.bloomberg.com/apps/quote?ticker=7776:JP.  The Company’s security position in CellSeed is many times the average daily trading volume of the stock on the Tokyo Stock Exchange. Any attempt to sell the Company’s position in a short period of time may have an adverse impact on the price of the stock.

As of June 30, 2013 and December 31, 2012, 100% of the investment in CellSeed is classified as a long-term asset in the accompanying balance sheet as the investment is assigned as collateral on certain borrowing.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at June 30, 2013.   The fair value of the Company’s debt instruments is not materially different from their carrying values as presented.  The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs.  The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

Net loss per share – In accordance with FASB ASC Topic 260, Earnings per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Dilutive loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2013 and 2012, there were 10,583,956 and 6,129,896 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective for reporting periods beginning after December 15, 2012. Other than a change in presentation, the adoption of these amendments to the accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2013	December 31, 2012
Equipment	$121,319	$120,603
Leasehold improvements	23,054	23,054
Furniture and fixtures	52,269	52,269
	196,642	195,926
Less: accumulated depreciation	(169,505)	(157,157)
	$27,137	$38,769

During the six months ended June 30, 2013 and 2012, the depreciation expense was $12,721 and $13,852, respectively.  Depreciation expense from inception to June 30, 2013 was $169,878.

NOTE 4 – INTANGIBLE ASSETS

The Company is licensed to market and sell NutreStore® [L-glutamine powder for oral solution] as a treatment for short bowel syndrome (“SBS”).  The Company previously promoted Zorbtive® [somatropin (rDNA origin) for injection] prior to July 31, 2011.  Subsequent to July 31, 2011, the Company has not promoted Zorbtive.

In April 2011, Emmaus Medical entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, an addendum to the agreements.  Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products.  Pursuant to the Individual Agreement, CellSeed granted the Company the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) for the cornea in the United States and agreed to disclose its accumulated information package for the joint development of CAOMECS to the Company. Under the Research Agreement, as supplemented by the addendum, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the accumulated information package, as defined in the Research Agreement, to Emmaus and Emmaus providing written confirmation of its acceptance of the complete Package, which has not yet been completed. Under the Individual Agreement, the Company agreed to pay CellSeed $1.5 million, which it paid in February 2012.

Intangible assets consisted of the following at:

	June 30, 2013	December 31, 2012
License fees and patent filing costs	$2,250,000	$2,250,000
Less: accumulated amortization	(1,035,714)	(928,571)
	$1,214,286	$1,321,429

During the six months ended June 30, 2013 and 2012, the amortization expense was $107,143 and $71,429, respectively.  Amortization expense from inception to June 30, 2013 was $1,035,714.  Expected amortization expense for the year ended December 31, 2013 is estimated to be approximately $214,286.

As of June 30, 2013 estimated aggregate amortization expense for the next five years is as follows:

Periods ending December 31	Amount
2013	$107,143
2014	214,286
2015	214,286
2016	214,286
2017	214,286
Thereafter	249,999
$1,214,286

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

Accounts payable	June 30, 2013	December 31, 2012
Clinical trial management expenses	$472,268	$527,868
Legal expenses	377,157	609,823
Miscellaneous vendors	643,559	619,886
Subtotal	1,492,984	1,757,577
Accrued expenses	731,633	401,034
Accrued expenses (Deferred Salary)	464,167	401,667
Total accounts payable and accrued expenses	$2,688,784	$2,560,278

Accrued expenses include accrued interest in the amount of $384,416 on convertible and non-convertible notes issued to related parties.  Amounts due to related parties have been separately presented on the balance sheet.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at June 30, 2013:

Lender	Annual Interest Rate	Date of loan	Term of Loan	Loan Principal Outstanding	Conversion Price	Shares Underlying Principal as of June 30, 2013
Shigeru Matsuda (1)	6.50%	1/12/2009	5 years	$263,496	$3.05	86,392
Kazuo Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
Makoto Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
Nami Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
M’s Support Co. Ltd. (1)	0.00%	8/17/2010	5 years	$18,000	$3.05	5,898
Yumiko Takemoto (1)	6.00%	11/23/2010	5 years	$2,000	$3.05	656
Mitsubishi UFJ Capital III, Limited Partnership (8)	10.00%	3/14/2011	5 years	$500,000	$3.05	163,809
Hiroshi Iguchi	8.00%	2/20/2012	1 year (2)	$133,333	$3.60	37,037
Yasushi Nagasaki (5)	10.00%	6/29/2012	Due on Demand	$388,800	$3.30	117,818
Yumiko Duchane	10.00%	7/5/2012	1 year	$30,000	$3.30	9,090
Andrew K. Wood (4)	10.00%	7/8/2012	1 year	$3,240	$3.30	981
Hiromi Saito	10.00%	7/10/2012	1 year	$25,000	$3.30	7,575
Suh Yung Min	10.00%	7/11/2012	1 year	$1,180,716	$3.30	357,792
Kiyohiro Sugashita	10.00%	7/30/2012	1 year	$6,600	$3.30	2,000
Yumiko Nakamura	10.00%	8/9/2012	2 years	$49,500	$3.30	15,000
Masayuki Makino	10.00%	8/17/2012	1 year	$6,600	$3.30	2,000
Hideki & Eiko Uehara (1)	10.00%	9/7/2012	1 year	$32,400	$3.60	9,000
Dennis Y. Teranishi	10.00%	9/9/2012	1 year	$116,640	$3.60	32,400
Paul Shitabata (1)	10.00%	10/3/2012	1 year (2)	$1,620,540	$3.60	450,150
Willis Lee (5)	10.00%	10/5/2012	1 year	$138,242	$3.60	38,400
Alison Brown	10.00%	12/21/2012	2 years	$100,800	$3.60	28,000
Yoshiko Takemoto	10.00%	12/27/2012	2 years	$100,800	$3.60	28,000
Sun Moo & Hyon Sil Lee	10.00%	2/21/2013	2 years	$100,800	$3.60	28,000

Yukio Hasegawa (1)	10.00%	2/15/2013	Due on Demand	$144,000	$3.60	40,000
J. R. Downey	10.00%	3/2/2013	1 year	$162,005	$3.60	45,001
Shigenori Yoshida	10.00%	3/12/2013	2 years	$100,800	$3.60	28,000
Yoshiko & Yuki Takemoto	10.00%	3/14/2013	2 years	$420,511	$3.30	127,427
Wan Luen Pak Eric & Ho Shun Mei Grace	10.00%	3/15/2013	2 years	$125,000	$3.60	34,722
Wong Shuk Ching Judy	10.00%	3/19/2013	2 years	$200,000	$3.60	55,555
Yu Mei Lun Susan	10.00%	4/2/2013	2 years	$385,827	$3.60	107,174
Yoshiko and Yuki Takemoto	10.00%	4/3/2013	2 years	$227,200	$3.30	68,848
Yeung Yat Ming Barry and Ng Sur Ngan	10.00%	4/25/2013	2 years	$50,000	$3.60	13,888
Paul Terasaki (1) (7)	10.00%	5/1/2013	1 year	$550,000	$3.30	166,666
Wong Shuk Ching Judy	10.00%	5/29/2013	2 years	$200,257	$3.60	55,626
Alison Brown - Carvalho	10.00%	6/20/2013	2 years	$100,800	$3.60	28,000
Convertible Notes				$7,537,907		2,208,599

Hope Int’l Hospice (6)	8.00%	1/17/2012	Due on Demand	$200,000	NA
Shigeru Matsuda (1)	11.00%	2/15/2012	2 years (2)	$833,335	NA
Hideki & Eiko Uehara (1)	11.00%	2/15/2012	2 years (2)	$133,333	NA
Hope Int’l Hospice (6)	8.00%	6/14/2012	Due on Demand	$200,000	NA
Hope Int’l Hospice (6)	8.00%	6/21/2012	Due on Demand	$100,000	NA
Cuc T. Tran	11.00%	6/27/2012	1 year	$10,000	NA
Yutaka Niihara (5)	10.00%	12/5/2012	Due on Demand	$940,189	NA
Lan T. Tran (5)	11.00%	2/10/2012	2 years (2)	$80,000	NA
Hope Int’l Hospice (6)	8.00%	1/12/2013	Due on Demand	$200,000	NA
Hope Int’l Hospice (6)	8.00%	2/11/2013	Due on Demand	$50,000	NA
Shigeru Matsuda (1)	10.00%	5/29/2013	Due on Demand	$1,008,200	NA
For Days Co., Ltd.	2.00%	6/28/2013	2 years	$200,000	NA
Non-Convertible Notes				$3,955,057

Total, undiscounted (9)				$11,492,964

(1)	Related party – Shareholder
(2)	Due on Demand
(3)	Director
(4)	Employee
(5)	Officer
(6)	Dr. Niihara is also the CEO and owner of Hope International Hospice, Inc.
(7)
Convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower

(8)	Secured by the Company’s minority interest in CellSeed common stock (see Note 11 – Subsequent Events)
(9)	Total amount due on notes without discounts for fair market value of warrants issued and conversion features

Contractual principal payments due on loans and notes payable are as follows:

From June 30, 2013	Payments by Year
2013	$7,581,167
2014	1,226,601
2015	2,185,196
2016	500,000
Total	$11,492,964

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

Stock Price	$3.60
Exercise Price	$1.00 ~ 3.60
Term	2 ~ 10 years
Risk-Free Rate	0.30 ~ 2.22%
Dividend Yield	0%
Volatility	99.89 ~ 141.70%

Original Principal Loan Amount at June 30, 2013	Discount Amount at June 30, 2013	Carrying Amount at June 30, 2013
$11,492,964	$(444,743)	$11,048,221

In May 2013, the Company issued 470,000 shares of common stock to Dr. Yutaka Niihara, the Company’s President and Chief Executive Officer, in exchange for the retirement of $1,542,900 in outstanding principal amount of promissory notes held by Dr. Niihara and $8,100 accrued interest thereon.

In June 2013, the Company issued 279,236 shares of common stock to For Days Co., Ltd., in exchange for the retirement of $1,000,000 in outstanding principal amount of promissory notes held by For Days Co., Ltd. and $5,250 accrued interest thereon.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock – As of the year ended December 31, 2012, the Company had issued a total of 24,878,436 shares of its common stock. During the six months ended June 30, 2013, the Company issued 1,119,267 shares of its common stock and canceled 2,504,249 shares of its common stock. As of the quarter ended June 30, 2013, there were a total of 23,493,454 shares of the Company’s common stock issued and outstanding.

Stock warrants – During the six months ended June 30, 2013, the Company  issued warrants in connection with the issuance of a convertible note to purchase an aggregate of 50,000 shares of common stock at a per share exercise price equal to $3.30 per share.

A summary of outstanding warrants as of June 30, 2013 is presented below.

Six months ended June 30, 2013
Warrants outstanding, beginning of period	3,408,795
Granted	50,000
Exercised	—
Cancelled, forfeited and expired	—
Warrants outstanding, end of period	3,458,795

	Outstanding			Exercisable
Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price

During 2013
$3.30	50,000	4.84	$3.30	50,000	$3.30

During 2012
$1.00	1,411,020	1.54	$1.00	911,020	$1.00
75% of FMV	56,573	1.74	75% of FMV	56,573	75% of FMV
$2.50	1,000,000	2.16	$2.50	1,000,000	$2.50

During 2011
$1.00	311,038	1.18	$1.00	311,038	$1.00
75% of FMV	331,670	1.18	75% of FMV	331,670	75% of FMV
$3.05	5,898	1.73	$3.05	5,898	$3.05

During 2010
$3.05	197,146	2.14	$3.05	197,146	$3.05

During 2009
$3.05	95,450	1.28	$3.05	95,450	$3.05

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

The Company had 72,795 options outstanding held by directors of the Company as of December 31, 2011. Of these options 11,795 were vested as of December 31, 2011.  Such vested options are exercisable at $3.05 per share through 2015 and were issued prior to the commencement of the Company’s 2011 Stock Incentive Plan.

During 2011, 61,000 options were granted from the 2011 Stock Incentive Plan, are exercisable at $3.60 per share and vested in 2012. During the year ended December 31, 2012, the Company issued 1,490,000 options to its directors, officers, employees and consultants. The fair value of these options issued is approximately $5 million. These options will be vested equally over 3 years, starting April 2, 2013, and are exercisable at $3.60 per share through 2022. During the year ended December 31, 2012, 12,000 options were canceled or forfeited. During the six months ended June 30, 2013, the Company issued 3,250,000 options to its directors and officers.  The fair value of these options issued is approximately $10 million.  These options will be vested equally over 3 years starting February 28, 2014 and are exercisable at $3.60 per share through 2023.  The total outstanding options as of June 30, 2013 are 4,789,000 under the 2011 Stock Incentive Plan and 4,800,795 including options issued prior to the 2011 Stock Incentive Plan.

A summary of outstanding options as of June 30, 2013 is presented below.

Six Months ended June 30, 2013	Prior Plan	2011 Stock Incentive Option
Options outstanding, beginning of period	11,795	1,539,000
Granted	—	3,250,000
Exercised	—	—
Cancelled, forfeited and expired	—	—
Options outstanding, end of period	11,795	4,789,000

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

Operating leases – The Company leases its office space under operating leases from unrelated entities.  The rent expense during the six months ended June 30, 2013 and 2012 amounted to $66,420 and $70,184, respectively.

The Company leases its approximately 4,540 square foot headquarters offices in Torrance, California, at a base rental of $4,994 per month plus $320 per month as its share of common area expenses. The lease expires on November 30, 2013.  In addition, the Company leases two office suites in Torrance, California at a base rent of $1,708 per month plus share of common area expenses of $90 per month, and at a base rent of $1,690 per month plus share of common area expenses of $90 per month. These leases will expire on August 19, 2014 and February 28, 2015, respectively. Approximately 490 square feet from one office and 1,079 square feet from the other office are currently subleased to an unaffiliated entity on a month to month basis. The Company does not expect to experience any difficulties in renewing its leases, or finding additional or replacement office and warehouse space, at its current or more favorable rates.

The Company also leases two office suites of approximately 512 square feet and 532 square feet, respectively, in Tokyo, Japan at a base rent of JPY130,000 ($1,365 @0.0105) per month each. These leases will expire on October 14, 2014 and September 15, 2013, respectively.

Future minimum lease payments under the agreements are as follows:

2013	$56,817
2014	46,912
2015	3,380
$107,109

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

NOTE 9 – RELATED PARTY TRANSACTIONS

In May 2013, the Company issued 470,000 shares of common stock to Dr. Yutaka Niihara, the Company's President and Chief Executive Officer, in exchange for the retirement of $1,542,900 in outstanding principal amount of promissory notes held by Dr. Niihara and $8,100 accrued interest thereon.

As of June 30, 2013 an aggregate of $7,708,285 principal amount of promissory notes from certain stockholders and officers was outstanding.   The debt is unsecured and carries interest rates from 0% to 11%.

Since July 2012, we have been engaged in litigation with AFH Advisory, which was the sole stockholder of AFH Acquisition IV immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. In September 2012, AFH Advisory and related parties filed a complaint against the Company in the Superior Court of Delaware. In October 2012, the Company filed counterclaims against the plaintiffs and third-party claims against Amir Heshmatpour. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company  in its litigation against AFH Advisory, Griffin Ventures, Ltd. (“Griffin”), The Amir & Kathy Heshmatpour Family Foundation (the “Foundation”) and Amir Heshmatpour. Mr. Heshmatpour is a former officer of AFH Acquisition IV, Inc. (prior to the Merger) and former director of the Company and is the Managing Partner of AFH Advisory. The order, among other things, (i) stated that the letter of intent previously entered into between the Company and AFH Advisory (the “Letter of Intent”) was properly terminated as of July 19, 2012 by the Company, and (ii) ordered the transfer agent for the Company to effect the cancellation of 2,504,249 shares of the Company’s common stock held by AFH Advisory, Griffin and the Foundation. The cancellation of such shares, which represented approximately 10 percent of the Company’s common stock, was effected by the Company’s transfer agent on June 28, 2013.  If the court’s ruling is appealed, it could result in our incurring liabilities and expenses that may have a material adverse effect on our financial condition and cash flows.

NOTE 10 – GEOGRAPHIC INFORMATION

For the six months ended June 30, 2013 and 2012, the Company earned revenue from countries outside of the United States as outlined in the table below.  The Company did not have any significant currency translation or foreign transaction adjustments during the three months ended June 30, 2013 and 2012.

Country	Sales six months ended June 30, 2013	% of Total Revenue six months ended June 30, 2013	Sales six months ended June 30, 2012	% of Total Revenue six months ended June 30, 2012
Japan	$88,629	49%	$142,725	57%
South Korea	$—	0%	$46,000	18%
Taiwan	$3,480	2%	0	0%

NOTE 11 – SUBSEQUENT EVENTS

Lender	Annual Interest Rate	Date of loan	Term of Loan	Loan Principal Outstanding	Conversion Price	Shares Underlying Principal as of June 30, 2013
Andrew K. Wood	10.00%	7/8//2013	1 Year	$3,564	$3.30	1,080
Hiromi Saito	10.00%	7/10/2013	1 Year	$27,500	$3.30	8,333
Yung Min Suh	10.00%	7/11/2013	1 Year	$1,298,788	$3.30	393,572

In July 2013, the Company refinanced a convertible note payable to Andrew K. Wood, with an original principal amount of $3,240, with a new convertible note in the principal amount of $3,564, which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2013, the Company refinanced a convertible note payable to Hiromi Saito, with an original principal amount of $25,000, with a new convertible note in the principal amount of $27,500, which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2013, the Company refinanced a convertible note payable to Yung Min Suh, with an original principal amount of $1,180,716, with a new convertible note in the principal amount of $1,298,788, which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2013, based on an increase in market value of CellSeed shares, Mitsubishi UFJ Capital III Limited Partnership (Mitsubishi) released to the Company 34,300 shares of CellSeed stock.  This was part of the 73,550 shares of CellSeed stock held by Mitsubishi as collateral on a $500,000 convertible note issued to Mitsubishi.  The note is now secured by the remaining 39,250 shares of CellSeed stock held by Mitsubishi as collateral.

In July 2013, the Company issued an aggregate of 86,000 shares of common stock to certain shareholders at a price per share of $3.60 for total proceeds of $309,600.

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on May 15, 2013 and the audited consolidated financial statements for the years ended December 31, 2012 and 2011 and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013 (the “Annual Report”).

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining FDA and other regulatory authorization to market our drug and biologic products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our L-glutamine treatment for sickle cell disease (“SCD”), our ability to commercialize our L-glutamine treatment for SCD; our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, our ability to fund development of regenerative medicine products and license payments, our ability to commercialize regenerative medicine products, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

Our actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, or if any of the risks or uncertainties described elsewhere in this report or in Part I, Item 1A.“Risk Factors” of the Annual Report. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and accordingly there can be no assurances made with respect to the actual results or developments.

Company Overview

We are a development stage company engaged in the development of treatments and therapies for rare diseases and are primarily focused on the late-stage development of our lead product candidate currently in Phase III clinical trials studying the use of the amino acid L-glutamine as a prescription drug for the treatment of SCD.  To a lesser extent, we are also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution], which has received FDA approval, as a treatment for Short Bowel Syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication.  Our indirect wholly owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore® and AminoPure®.

We also own a minority interest in CellSeed, Inc., a Japanese company listed on the in Tokyo Stock Exchange, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment.

We also have certain rights to regenerative medicine products owned by CellSeed and are involved in research focused on providing innovative solutions for tissue-engineering through the development of novel cell harvest methods and 3-dimensional living tissue replacement products for “cell sheet therapy” and regenerative medicine and the commercialization of such products. In April 2011, we entered into a Joint Research and Development Agreement (the “Research Agreement”) with CellSeed regarding the future research and development of cell sheet engineering regenerative medicine products and the future commercialization of such products. Additionally, pursuant to the Individual Agreement between us and CellSeed executed in April 2011, CellSeed granted us the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) to be used on the cornea of appropriate patients residing in the United States. We intend to work on commercializing the CAOMECS for the cornea and to expand our relationship with CellSeed to develop cardiac cell sheets and cell sheets for other types of cells in the future.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  As of June 30, 2013, our accumulated deficit since inception is $43.1 million and we had cash and cash equivalents of $0.5 million.  Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders.  Currently, we estimate we will need approximately $2.9 million to complete our Phase III clinical trial and $400,000 to obtain regulatory approval of L-glutamine as a therapy for SCD.

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

Recent Highlights

In April 2009, the FDA authorized us to begin a large Phase III clinical trial directed to study L-glutamine as an experimental agent to reduce sickle cell crisis.  Patient enrollment began in mid-2010 and as of March 2013, we have signed contracts with 32 study sites across the United States and have enrolled 230 patients. An interim analysis of a subset of data from the Phase III clinical trial was completed by an independent third party.  The results of the interim analysis were then reported to the FDA by way of the independent third party in August 2012.  A meeting was held with the FDA on November 5, 2012. The Company received unanimous support to continue the trial without any modification to the protocol. We completed enrollment for the Phase III clinical trial in December 2012 and aim to complete the trial in December 2013.

In October 2010, we formed EM Japan, a wholly-owned subsidiary of Emmaus Medical that markets and sells AminoPure® in Japan and other neighboring regions.  EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future.  The results of EM Japan have been included in our consolidated financial statements of the Company since the date of our formation.  EM Japan recorded approximately $89,000 in net sales in the six months ended June 30, 2013.

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

On July 17, 2012, Emmaus Medical, Inc., a subsidiary of Emmaus Life Sciences, Inc., announced that the European Commission (EC) has granted Orphan Medicinal Product designation for the Company’s investigational drug Levoglutamide (L-glutamine) for the treatment of sickle cell disease. The Company already has Orphan Drug status designation from the FDA. Orphan drug status should provide us with certain marketing exclusivity advantages if we succeed in obtaining approval of an NDA from the FDA and the equivalent of an NDA in Europe (called a Market Approval Authorization).

On December 3, 2012, Emmaus Medical, Inc. announced that it reached full enrollment for its Phase 3 clinical trial studying L-glutamine for the treatment of sickle cell disease.

Financial Overview

Revenue

As noted above, we are in the development stage. Since our inception in 2000, we have had limited revenue from the sale of NutreStore®, an FDA approved prescription drug to treat short bowel syndrome, or SBS, and AminoPure®, a nutritional supplement.  We have funded operations principally through the private placement of equity securities and debt financings.  Emmaus Medical’s operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, developing clinical trials for sickle cell treatment, manufacturing products and maintaining and improving its patent portfolio.

Currently, we generate revenue through the sale of NutreStore® [L-glutamine powder for oral solution] as a treatment for SBS as well as AminoPure®, a nutritional supplement.   Pursuant to the sublicense agreement for the SBS Patent, we are required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore® to CATO Holding Company (“Cato”).  We made royalty payments to Cato in the amount of $469 in October 2011 and $855 in May 2012, which represent the 10% royalty of the adjusted gross sales for 2010 and 2011, respectively. No payment has as yet been made at this time on adjusted gross sales for 2012.  Management expects that any revenues generated from the sale of NutreStore® and AminoPure® will fluctuate from quarter to quarter based on the timing of orders and the amount of product sold.

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

Expenses related to the Phase III clinical trial of our L-glutamine product candidate for SCD treatment are based on estimates of the services received and efforts expended pursuant to contracts with study sites and the CRO that conducts and manages the clinical trial on our behalf. We expect to incur increased research and development expenses as we begin to prepare study close-out activities for this Phase III clinical trial. The most significant clinical trial expenditures are related to the CRO costs and the payments to study sites. The contract with the CRO is based on time and material expended, whereas the study site agreements are based on per patient costs as well as other pass-through costs, including, but not limited to, start-up costs and institutional review board fees.  The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows.  Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.  Management estimates the expenses based on the time period over which the services will be performed and the level of effort to be expended by the CRO in each period.  Although we do not expect the estimate to be materially different from amounts actually incurred, our estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary and consequently, result in us reporting amounts that are higher or lower in any given period.

While we currently are focused on advancing the Phase III clinical trial, future research and development expenses will depend on any new products or technologies that may be introduced in the pipeline. In addition, we cannot forecast with any degree of certainty which product candidate(s) may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements.

At this time, due to the inherently unpredictable nature of the drug development process and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in the continued development of the sickle cell treatment and other clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely.  Our current estimated cost to complete the Phase III clinical trial is $2.9 million, which is based on the assumptions that the total number of trial sites does not increase beyond our current estimates and that we remain on the projected timeline.  Should the total number of trial sites need to be increased or should the timeline require extension, there will be a commensurate increase in costs associated with the additional time and effort required by the CRO and Company staff.

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

In connection with our agreements with CellSeed related to the development of corneal cell sheet technology in the United States, we believe the cost to develop the corneal cell sheet technology in the United States will be  approximately $3.0 million.  Such estimate includes the anticipated cost of obtaining FDA approval for the corneal cell sheets and assumes that we will need biologic approval of the FDA for the corneal cell sheets, rather than pharmaceutical approval. We estimate that we will need another $2.0 million to commercialize the corneal cell sheet technology.  Based on data currently available for cornea treatment using this technology, we anticipate it will be two to three years before we would be able to submit a BLA and obtain a marketing decision from the FDA to allow us to begin to commercialize this product in the United States.

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

Inventories

Inventories consist of finished goods and work-in-process and are valued based on a first-in, first-out basis and at the lower of cost or market value.  All of the purchases during the six months ended June 30, 2013 were from two vendors and during 2012 were from one vendor.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		From December 20, 2000 (date of inception) to June 30,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$96,716	$109,312	$188,582	$263,039	$1,473,843
SALES RETURN & ALLOWANCE	(5,508)	(2,196)	(7,814)	(10,756)	(68,901)
REVENUES	91,208	107,116	180,768	252,283	1,404,942

COST OF GOODS SOLD
Cost of goods sold	54,988	29,186	98,972	49,773	640,783
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	54,988	29,186	98,972	49,773	876,320
GROSS PROFIT	36,220	77,930	81,796	202,510	528,622

OPERATING EXPENSES
Research and development	696,008	886,390	1,311,261	1,428,984	10,729,701
Selling	129,335	97,938	256,688	198,453	3,158,255
General and administrative	2,614,165	2,572,788	5,020,393	4,107,031	23,988,395
Transaction costs	—	—	—	—	788,893
	3,439,508	3,557,116	6,588,342	5,734,468	38,665,244
LOSS FROM OPERATIONS	(3,403,288)	(3,479,186)	(6,506,546)	(5,531,958)	(38,136,622)

OTHER INCOME (EXPENSE)
Realized gain on securities available-for-sale	—	275,822	—	275,822	275,822
Gain on derecognition of liabilities	394,447	—	735,808	—	735,808
Interest income	5,081	7,535	10,722	14,612	164,098
Interest expense	(746,345)	(998,898)	1,350,872	(1,892,396)	(6,142,255)
	(346,818)	(715,541)	(604,342)	(1,601,962)	(4,966,527)
LOSS BEFORE INCOME TAXES	(3,750,105)	(4,194,727)	(7,110,888)	(7,133,920)	(43,103,149)
INCOME TAXES	—	—	2,550	5,800	27,853
NET LOSS	$(3,750,105)	$(4,194,727)	$(7,113,438)	$(7,139,720)	$(43,131,002)
NET LOSS PER COMMON SHARE	$(0.15)	$(0.17)	$(0.28)	$(0.29)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	25,281,873	24,395,239	25,086,033	24,394,350

Three months ended June 30, 2013 and 2012

Net Losses.  Net losses decreased by $0.4 million, or 11%, to $3.8 million from $4.2 million for the three months ended June 30, 2013 and 2012, respectively.  The decrease in losses is primarily a result of improved other income and expense as discussed below.    As of June 30, 2013, we had an accumulated deficit of approximately $43.1 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization.  As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future.

Revenues.  Sales decreased approximately $0.01 million, or 12%, to just under $0.1 million from just over $0.1 million for the three months ended June 30, 2013 and 2012, respectively. Sales decreased primarily due to decreases in the number of units sold of our AminoPure® product.  The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience.  However, the Company recorded a 5% of sales return allowance for both NutreStore® and AminoPure® for the quarter ended June 30, 2013.

Cost of Goods Sold.  Cost of goods sold increased to $0.05 million from $0.03 million for the three months ended June 30, 2013 and 2012, respectively.  Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory.    The majority of the increased cost is due to a reserve for inventory valuation of $0.02 million. No scrapped inventory expense was realized for the three months ended June 30, 2013 or for the three months ended June 30, 2012.  All of the purchases during the three months ended June 30, 2013 were from two vendors and during 2012 were from one vendor.

Research and Development Expenses.  Research and development expenses decreased $0.2 million, or 22%, to $0.7 million from $0.9 million for the three months ended June 30, 2013 and 2012, respectively.  This decrease was primarily due to decreases in our CRO costs and other related costs as our Phase III clinical trial enters into later stage.

Selling Expenses.  Selling expenses were $0.1 million for each of the three months ended June 30, 2013 and June 30, 2012. Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure®.

General and Administrative Expenses. General and administrative expenses remain consistent to slightly over $2.6 million from slightly under $2.6 million for the three months ended June 30, 2013 and June 30, 2012, respectively.

Other Income and Expense. Total other income and expense has improved by $0.4 million primarily due to lower interest expense of $0.3 million and higher other income items of $0.1 million.

We anticipate that our operating expenses will increase for, among others, the following reasons:

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

Six months ended June 30, 2013 and 2012

Net Losses. Net losses slightly decreased for the six months ended June 30, 2013 from 2012. As of June 30, 2013, we had an accumulated deficit of approximately $43.1 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues.  Revenue decreased $0.07 million, or 28%, to $0.19 million from $0.26 million for the six months ended June 30, 2013 and 2012, respectively. Sales decreased primarily due to decreases in the number of units sold of our AminoPure® product.

Cost of Goods Sold.  Cost of goods sold increased to $0.10 million from $0.05 million for the six months ended June 30, 2013 and 2012, respectively.  Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory.  The majority of the increased cost is due to a reserve for the valuation of inventory at $0.02 million as well as an increase in raw material cost. No scrapped inventory expense was realized for the six months ended June 30, 2013 and for the six months ended June 30, 2012.

Research and Development Expenses.  Research and development expenses decreased $0.1 million, or 8%, to $1.31 million from $1.43 million for the six months ended June 30, 2013 and 2012, respectively.  This decrease was primarily due to a decrease in start-up costs, partially offset by an increase in site reimbursement costs.

Selling Expenses. We incurred selling expenses of $0.26 million and $0.20 million for each of the six months ended June 30, 2013 and June 30, 2012.  Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore®, Zorbtive®, and AminoPure®.  Selling expenses increased because we added more sales personnel for AminoPure® promotion.

General and Administrative Expenses. General and administrative expenses increased $0.9 million, or 22%, to $5.0 million from $4.1 million for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase was largely due to increase in share-based compensation of $0.7 million and increase in legal costs of $0.4 million, offset by a decrease in consulting fees for $0.1 million.

Other Income and Expense. Total other income and expense improved by $1.0 million primarily due to lower interest expense of $0.5 million and other higher other income items of $0.5 million.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $0.5 million as of June 30, 2013, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $7.1 million for the six months ended June 30, 2013 and $7.1 million for the six months ended June 30, 2012.  We had an accumulated deficit since inception to June 30, 2013 of $43.1 million.  We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the development and commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease, the corneal cell sheets technology and the expansion of corporate infrastructure, including costs associated with being a public company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received various loans from stockholders as discussed below.  As of June 30, 2013, we had total outstanding notes payable of $11.5 million, consisting of $4.0 million of non-convertible promissory notes and $7.5 million of convertible notes.  Of the $11.5 million aggregate outstanding principal amount of notes outstanding as of June 30, 2013, approximately $8.6 million will become due and payable within one year.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the development of cell sheet technology in the United States.

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

In addition to the $8.5 million we have agreed to pay CellSeed pursuant to the Research Agreement, we currently estimate that we will need an additional $2.9 million to complete our Phase III clinical trial and $0.4 million to obtain FDA approval for our L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.6 million per month for the second quarter of 2013.

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

For the six months ended June 30, 2013 and during the year ended December 31, 2012, we borrowed varying amounts pursuant to convertible notes and non-convertible promissory notes, the majority of which have been issued to our stockholders.  As of June 30, 2013 and December 31, 2012, the amounts outstanding under outstanding convertible notes and non-convertible promissory notes totaled $11.5 million and $11.3 million, respectively.  The convertible notes and non-convertible promissory notes carry interest from 0% to 11% and, except for the convertible note listed below in the principal amount of $0.5 million, the debt is unsecured (see Footnote 8 to the table below regarding the secured note).  Interest on 0% loans was imputed at the incremental borrowing rate of 6.25% per annum.  The net proceeds of the loans were used for working capital.

The table below lists our outstanding notes payable as of June 30, 2013 and the material terms of our outstanding borrowings:

Lender	Annual Interest Rate	Date of loan	Term of Loan	Loan Principal Outstanding	Conversion Price	Shares Underlying Principal as of June 30, 2013
Shigeru Matsuda (1)	6.50%	1/12/2009	5 years	$263,496	$3.05	86,392
Kazuo Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
Makoto Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
Nami Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
M’s Support Co. Ltd. (1)	0.00%	8/17/2010	5 years	$18,000	$3.05	5,898
Yumiko Takemoto (1)	6.00%	11/23/2010	5 years	$2,000	$3.05	656
Mitsubishi UFJ Capital III, Limited Partnership (8)	10.00%	3/14/2011	5 years	$500,000	$3.05	163,809
Hiroshi Iguchi	8.00%	2/20/2012	1 year (2)	$133,333	$3.60	37,037
Yasushi Nagasaki (5)	10.00%	6/29/2012	Due on Demand	$388,800	$3.30	117,818
Yumiko Duchane	10.00%	7/5/2012	1 year	$30,000	$3.30	9,090
Andrew K. Wood (4)	10.00%	7/8/2012	1 year	$3,240	$3.30	981
Hiromi Saito	10.00%	7/10/2012	1 year	$25,000	$3.30	7,575
Suh Yung Min	10.00%	7/11/2012	1 year	$1,180,716	$3.30	357,792
Kiyohiro Sugashita	10.00%	7/30/2012	1 year	$6,600	$3.30	2,000
Yumiko Nakamura	10.00%	8/9/2012	2 years	$49,500	$3.30	15,000
Masayuki Makino	10.00%	8/17/2012	1 year	$6,600	$3.30	2,000
Hideki & Eiko Uehara (1)	10.00%	9/7/2012	1 year	$32,400	$3.60	9,000
Dennis Y. Teranishi	10.00%	9/9/2012	1 year	$116,640	$3.60	32,400
Paul Shitabata (1)	10.00%	10/3/2012	1 year (2)	$1,620,540	$3.60	450,150
Willis Lee (5)	10.00%	10/5/2012	1 year	$138,242	$3.60	38,400
Alison Brown	10.00%	12/21/2012	2 years	$100,800	$3.60	28,000
Yoshiko Takemoto	10.00%	12/27/2012	2 years	$100,800	$3.60	28,000
Sun Moo & Hyon Sil Lee	10.00%	2/21/2013	2 years	$100,800	$3.60	28,000
Yukio Hasegawa (1)	10.00%	2/15/2013	Due on Demand	$144,000	$3.60	40,000
J. R. Downey	10.00%	3/2/2013	1 year	$162,005	$3.60	45,001
Shigenori Yoshida	10.00%	3/12/2013	2 years	$100,800	$3.60	28,000
Yoshiko & Yuki Takemoto	10.00%	3/14/2013	2 years	$420,511	$3.30	127,427
Wan Luen Pak Eric & Ho Shun Mei Grace	10.00%	3/15/2013	2 years	$125,000	$3.60	34,722
Wong Shuk Ching Judy	10.00%	3/19/2013	2 years	$200,000	$3.60	55,555
Yu Mei Lun Susan	10.00%	4/2/2013	2 years	$385,827	$3.60	107,174
Yoshiko and Yuki Takemoto	10.00%	4/3/2013	2 years	$227,200	$3.30	68,848
Yeung Yat Ming Barry and Ng Sur Ngan	10.00%	4/25/2013	2 years	$50,000	$3.60	13,888
Paul Terasaki (1) (7)	10.00%	5/1/2013	1 year	$550,000	$3.30	166,666
Wong Shuk Ching Judy	10.00%	5/29/2013	2 years	$200,257	$3.60	55,626
Alison Brown - Carvalho	10.00%	6/20/2013	2 years	$100,800	$3.60	28,000
Convertible Notes				$7,537,907		2,208,599

Hope Int’l Hospice (6)	8.00%	1/17/2012	Due on Demand	$200,000	NA
Shigeru Matsuda (1)	11.00%	2/15/2012	2 years (2)	$833,335	NA
Hideki & Eiko Uehara (1)	11.00%	2/15/2012	2 years (2)	$133,333	NA
Hope Int’l Hospice (6)	8.00%	6/14/2012	Due on Demand	$200,000	NA
Hope Int’l Hospice (6)	8.00%	6/21/2012	Due on Demand	$100,000	NA
Cuc T. Tran	11.00%	6/27/2012	1 year	$10,000	NA
Yutaka Niihara (5)	10.00%	12/5/2012	Due on Demand	$940,189	NA
Lan T. Tran (5)	11.00%	2/10/2012	2 years (2)	$80,000	NA
Hope Int’l Hospice (6)	8.00%	1/12/2013	Due on Demand	$200,000	NA
Hope Int’l Hospice (6)	8.00%	2/11/2013	Due on Demand	$50,000	NA
Shigeru Matsuda (1)	10.00%	5/29/2013	Due on Demand	$1,008,200
For Days Co., Ltd.	2.00%	6/28/2013	2 years	$200,000
Non-Convertible Notes				$3,955,057

Total, undiscounted (9)				$11,492,964

(1)	Related party – Shareholder
(2)	Due on Demand
(3)	Related party – Director
(4)	Employee
(5)	Related party – Officer
(6)	Dr. Niihara is also the CEO and owner of Hope International Hospice, Inc.
(7)
Convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower

(8)
Secured by the Company’s minority interest in CellSeed common stock (see Note 11 - Subsequent Events to the financial statements included in this Quarterly Report for additional information regarding this note)

(9)	Total amount due on notes without discounts for fair market value of warrants issued and conversion features

Subsequent to the six months ended June 30, 2013, the Company entered into additional financings arrangements, as set forth below. The total of $1.3 million, which the Company raised through financing arrangements, was used for working capital.

Lender	Annual Interest Rate	Date of Loan	Term of Loan	Loan Principal Amount	Conversion Price	Shares Underlying Original Principal Amount
Andrew Wood	10.00%	7/8/2013	1 year	3,564	$3.30	1,080
Hiromi Saito	10.00%	7/10/2013	1 year	27,500	$3.30	8,333
Yung Min Suh	10.00%	7/11/2013	1 year	1,298,788	$3.30	393,572

In July 2013, the Company refinanced a convertible note payable to Andrew Wood, with an original principal amount of $3,240, with a new convertible note in the principal amount of $3,564, which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2013, the Company refinanced a convertible note payable to Hiromi Saito, with an original principal amount of $25,000, with a new convertible note in the principal amount of $27,500, which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2013, the Company refinanced a convertible note payable to Yung Min Suh, with an original principal amount of $1,180,716, with a new convertible note in the principal amount of $1,298,788, which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2013, the Company issued an aggregate of 86,000 shares of common stock to certain shareholders at a price per share of $3.60, for total proceeds of $309,600.

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities increased by $1.0 million, or 34%, to $3.8 million from $2.8 million for the six months ended June 30, 2013 and 2012, respectively. This increase was primarily due to an increase of $0.6 million in the cash used for accounts payable.

Net cash used in investing activities

Net cash flows used in investing activities decreased by $1.5 million to $0.0 from $(1.5) million for the six months ended June 30, 2013 and 2012, respectively.  The increase was mainly due to payments for license fees in 2012.  No other investing activities occurred in the six months ended June 30, 2013 and 2012.

Net cash from financing activities

Net cash flows from financing activities decreased by $0.5 million, or 11%, to $3.9 million from $4.4 million for the six months ended June 30, 2013 and 2012, respectively, primarily as a result a $0.1 million increase in the proceeds from the issuance of notes payable by and convertible notes payable, a $1.1 million increase in proceeds from sale of common stock offset by a $1.7 million increase in payment of notes payable and convertible notes payable.

A total of $2.6 million of promissory and convertible notes payable were converted into shares of our common stock during the six months ended June 30, 2013, compared to $0.0 million for the six months ended June 30, 2012.

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

We estimate our sales return based upon our prior sales and return history. Historically, sales returns have been very nominal.  We continue to monitor our returns and will adjust our estimates based on its actual sales return experience. As of June 30, 2013, we recorded a 5% sales return allowance for the NutreStore® sales in the accompanying financial statements.

We are required to pay royalties, which are recognized as an expense upon sale of the products.  We are required to pay a royalty to Cato equivalent to 10% of our adjusted gross sales of NutreStore® calculated on an annual basis.  The 10% royalty is calculated at the end of the year and accrued on an annual basis.

Share-based compensation

We recognize compensation cost for share-based compensation awards during the service term of the recipients of the share-based awards. The fair value of share-based awards is calculated using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is derived from historical data on awards exercised and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the vesting period of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies. These factors could change, affecting the determination of stock-based awards expense in future periods.

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

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 19, 2012, the Company elected to terminate the offering contemplated by the LOI. Based on the Company’s termination of the offering pursuant to the terms of the LOI and separate from the Company’s lawsuit (described above) to recover the Placement Proceeds, the Company sought to cancel certain shares of its common stock that were previously issued to AFH Advisory, Mr. Heshmatpour and their affiliates.

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

On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company  in its litigation against AFH Advisory, Griffin Ventures, Ltd. (“Griffin”), The Amir & Kathy Heshmatpour Family Foundation (the “Foundation”) and Amir Heshmatpour. The order, among other things, (i) stated that the letter of intent previously entered into between the Company and AFH Advisory (the “Letter of Intent”) was properly terminated as of July 19, 2012, and (ii) ordered the transfer agent for the Company to effect the cancellation of 2,504,249 shares of the Company’s common stock held by AFH Advisory, Griffin and the Foundation. The cancellation of such shares, which represented approximately 10 percent of the Company’s common stock, was effected by the Company’s transfer agent on June 28, 2013.  If the court’s ruling is appealed, it could result in our incurring liabilities and expenses that may have a material adverse effect on our financial condition and cash flows.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In April 2013, the Company issued an aggregate of 200,000 shares of common stock to certain shareholders, at a price of $3.60 per share for an aggregate price of $720,000.

On April 2, 2013, the Company issued a convertible note payable to Yu Mei Lun Susan, an accredited investor, in the principal amount of $385,827, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60.

On April 3, 2013, the Company issued 27,000 shares of common stock to Yoshiko & Yuki Takemoto, at a price of $3.30 per share for an aggregate price of $89,100.

On April 3, 2013, the Company issued a convertible note payable to Yoshiko & Yuki Takemoto, a shareholder, in the principal amount of $227,200, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

On April, 25, 2013, the Company issued a convertible note payable to Yeung Yat Ming Barry and Ng Sur Ngan, a third party, in the principal amount of $50,000, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60.

In May 2013, the Company issued an aggregate of 44,445 shares of common stock to certain shareholders at a price of $3.60 per share for an aggregate price of $160,001.

In May 2013, the Company issued 470,000 shares of common stock to Dr. Yutaka Niihara, the Company’s President and Chief Executive Officer, in exchange for the retirement of $1,542,900 in outstanding principal amount of promissory notes held by Dr. Niihara and $8,100 accrued interest thereon.

On May 1, 2013, the Company refinanced a convertible note payable to Paul Terasaki, a shareholder, with an original principal amount of $500,000 with a new convertible note totaling $550,000 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per Share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower.  In connection with the issuance of the note, the Company issued five-year warrants to purchase 50,000 shares of common stock at a per share exercise price equal to $3.30 per share.

On May 29, 2013, the Company issued a convertible note payable to Wong Shuk Ching Judy, a third party, in the principal amount of $200,257, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60.

In June 2013, the Company issued an aggregate of 51,611 shares of common stock to certain shareholders, at a price of $3.60 per share for an aggregate price of $185,800.

In June 2013, the Company issued 20,000 shares of common stock to Minori Consulting as payment for $72,000 of professional fees.

In June 2013, the Company issued 279,236 shares of common stock to For Days Co., Ltd., in exchange for the retirement of $1,000,000 in outstanding principal amount of promissory notes held by For Days Co., Ltd. and $5,250 accrued interest thereon.

On June 20, 2013, the Company issued a convertible note payable to Alison Brown-Carvalho, an accredited investor, in the principal amount of $100,800, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60.

All such securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The issuance of these securities was in each case exempt from the registration requirements of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters were used in connection with such sales of unregistered securities.

Item 3. Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.
4.2	Convertible Promissory Note, dated April 3, 2013, issued by the registrant to Yoshiko & Yuki Takemoto.
4.3	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.
4.4	Convertible Promissory Note, dated May 1, 2013, issued by the registrant to Paul Terasaki.
4.5	Form of Warrant issued by the registrant to Paul Terasaki.
10.1	Promissory Note, dated June 28, 2013, issued by the registrant to For Days Co., Ltd.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: August 14, 2013		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Peter Ludlum
	By:	Peter Ludlum
	Its:	Chief Financial Officer (principal financial and accounting officer)