Form 10-Q
period 2013-09-30
EMMAUS LIFE SCIENCES, INC.
filed 2013-11-14
CIK 1420031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

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

The registrant had 26,724,057 shares of common stock, par value $0.001 per share, outstanding as of November 13, 2013.

EMMAUS LIFE SCIENCES, INC.
 FORM 10-Q
 For the Quarterly Period Ended September 30, 2013
 INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

		(b) Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and 2012 and from December 20, 2000 (Inception) to September 30, 2013 (Unaudited)	2

		(c) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period from December 20, 2000 (Inception) to September 30, 2013 (Unaudited)	3

		(d) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and from December 20, 2000 (Inception) to September 30, 2013 (Unaudited)	9

		(e) Notes to Consolidated Financial Statements as of and for the Nine Months Ended September 30, 2013 (Unaudited)	10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	36

Part II	Other Information

	Item 1.	Legal Proceedings	37

	Item 1A.	Risk Factors	37

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

	Item 3.	Defaults Upon Senior Securities	38

	Item 4.	Mine Safety Disclosures	38

	Item 5.	Other Information	38

	Item 6.	Exhibits	39

Signatures

i

Item 1. Financial Statements
 EMMAUS LIFE SCIENCES, INC.
 (A Development Stage Company)
Consolidated Balance Sheets

	As of
	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,773,184	$402,823
Marketable securities	808,794	—
Accounts receivable	24,886	80,279
Inventories, net	167,764	203,389
Prepaid expenses and other current assets	74,510	62,833
Total current assets	6,849,138	749,324

PROPERTY AND EQUIPMENT, net	26,961	38,769

OTHER ASSETS
Marketable securities, long-term	925,515	561,521
Intangibles, net	1,160,714	1,321,429
Notes receivable	18,000	18,000
Deposits	53,528	195,197
Total other assets	2,157,757	2,096,147
Total Assets	$9,033,856	$2,884,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,673,691	$2,560,278
Due to related party	—	394,446
Dissenting stockholders payable	125,000	200,000
Notes payable, net	3,041,400	3,939,041
Convertible notes payable, net	4,676,841	4,627,695
Total current liabilities	10,516,932	11,721,460

LONG-TERM LIABILITIES
Derivative liabilities	2,441,382	—
Notes payable	200,000	700,000
Convertible notes payable, net	3,146,560	1,106,035
Total long-term liabilities	5,787,942	1,806,035
Total Liabilities	16, 304,874	13,527,495

STOCKHOLDERS’ DEFICIT
Preferred stock – par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock – par value $0.001 per share, 100,000,000 shares authorized, 26,724,057 and 24,878,436 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	26,724	24,878
Additional paid-in capital	38,415,254	25,361,863
Accumulated other comprehensive income	1,125,975	(12,432)
Deficit accumulated during the development stage	(46,838,971)	(36,017,564)
Total Stockholders’ Deficit	(7,271,018)	(10,643,255)
Total Liabilities & Stockholders’ Deficit	$9,033,856	$2,884,240

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.
 (A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2013	2012	2013	2012	2013

SALES	$68,873	$114,416	$257,455	$377,455	$1,542,716
SALES RETURN & ALLOWANCE	(2,744)	(1,290)	(10,558)	(12,046)	(71,645)
REVENUES	66,129	113,126	246,897	365,409	1,471,071

COST OF GOODS SOLD
Cost of goods sold	48,445	36,585	147,418	86,358	689,229
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	48,445	36,585	147,418	86,358	924,766
GROSS PROFIT	17,684	76,541	99,479	279,051	546,305

OPERATING EXPENSES
Research and development	490,138	780,193	1,801,399	2,209,176	11,219,839
Selling	120,647	90,341	377,335	288,794	3,278,902
General and administrative	2,600,043	1,788,065	7,620,436	5,895,097	26,588,438
Transaction costs	—	—	—	—	788,893
	3,210,828	2,658,599	9,799,170	8,393,067	41,876,072

LOSS FROM OPERATIONS	(3,193,144)	(2,582,058)	(9,699,691)	(8,114,016)	(41,329,767)

OTHER INCOME (EXPENSE)
Realized gain on securities available-for-sale	—	—	—	275,822	275,822
Gain on derecognition of liabilities	—	—	735,808	—	735,808
Change in fair value of derivative liabilities	47,578	—	47,578	—	47,578
Interest and other income	5,089	15,092	15,811	29,705	169,187
Interest expense	(567,491)	(884,496)	(1,918,363)	(2,776,893)	(6,709,746)
	(514,824)	(869,404)	(1,119,166)	(2,471,366)	(5,481,351)

LOSS BEFORE INCOME TAXES	$(3,707,968)	$(3,451,462)	$(10,818,857)	$(10,585,382)	$(46, 811,118)
INCOME TAXES	—	113	2,550	5,913	27,853
NET LOSS	$(3,707,968)	$(3,451,575)	$(10,821,407)	$(10,591,295)	$(46,838,971)

OTHER INCOME (EXPENSE)
Unrealized holding gain (loss) on securities available-for-sale, net of tax	132,390	(59,582)	1,172,788	(128,045)	1,168,403
Unrealized foreign translation	(7,949)	(21,269)	(34,381)	(55,800)	(42,427)
COMPREHENSIVE LOSS	$(3,583,527)	$(3,532,426)	$(9,683,000)	$(10,775,140)	$(45,712,995)
NET LOSS PER COMMON SHARE	$(0.15)	$(0.14)	$(0.44)	$(0.43)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,535,274	24,409,360	24,814,373	24,399,390

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to September 30, 2013
(Unaudited)

	Common stock – par value
	$0.001 per share, 100,000,000					Deficit
	shares authorized					Accumulated
	Shares	Common Stock	Gross $/Share	Additional Paid-in Capital	Accumulated Other Comprehensive Income	during Development Stage	Total

Balance, December 31, 2000 (1) (2)	12,531,125	$12,531		$(2,931)	$—	$—	$9,600

Net loss	—	—		—	—	(21,942)	(21,942)

Balance, December 31, 2001	12,531,125	12,531		(2,931)	—	(21,942)	(12,342)

Net loss	—	—		—	—	(12,464)	(12,464)

Balance, December 31, 2002	12,531,125	12,531		(2,931)	—	(34,406)	(24,806)

Constructive distribution of retained loss to Additional Paid-in Capital	—	—		(34,406)	—	34,406	—

Common stock issued	737,125	737	0.34	249,263	—	—	250,000

Net loss	—	—		—	—	(97,481)	(97,481)

Balance, December 31, 2003	13,268,250	13,268		211,926	—	(97,481)	127,713

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

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to September 30, 2013 (Continued)
(Unaudited)

	Common stock – par value					Deficit
	$0.001 per share, 100,000,000					Accumulated
	shares authorized			Additional	Accumulated	during
	Shares	Common Stock	Gross $/Share	Paid-in Capital	Other Comprehensive Income	Development Stage	Total

Balance, December 31, 2003	13,268,250	$13,268		$211,926	$—	$(97,481)	$127,713

Common stock issued	1,459,270	1,459	0.35	503,616	—	—	505,075
Common stock issued	88,455	89	0.06	4,911	—	—	5,000
Common stock issued	67,817	68	2.03	137,932	—	—	138,000
Net loss	—	—		—	—	(624,936)	(624,936)

Balance, December 31, 2004	14,883,792	14,884		858,385	—	(722,417)	150,852

Common stock issued	398,549	399	2.03	327,886	—	—	328,285
Net loss	—	—		—	—	(668,091)	(668,091)

Balance, December 31, 2005	15,282,341	15,283		1,186,271	—	(1,390,508)	(188,954)

Common stock issued	523,388	523	2.03	824,517	—	—	825,040
Net loss	—	—		—	—	(759,962)	(759,962)

Balance, December 31, 2006	15,805,729	15,806		2,010,788	—	(2,150,470)	(123,876)

Common stock issued	1,344,162	1,344	2.03	2,732,516	—	—	2,733,860
Net loss	—	—		—	—	(1,282,212)	(1,282,212)

Balance, December 31, 2007	17,149,891	17,150		4,743,304	—	(3,432,682)	1,327,772

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to September 30, 2013 (Continued)
(Unaudited)

	Common stock – par value					Deficit
	$0.001 per share, 100,000,000					Accumulated
	shares authorized			Additional	Accumulated	during
	Shares	Common Stock	Gross $/Share	Paid-in Capital	Other Comprehensive Income	Development Stage	Total

Balance, December 31, 2007	17,149,891	$17,150		$4,743,304	$—	$(3,432,682)	$1,327,772

Common stock issued	1,226,959	1,227	2.03	3,389,464	—	—	3,390,691
Net loss	—	—		—	—	(2,993,777)	(2,993,777)

Balance, December 31, 2008	18,376,850	18,377		8,132,768	—	(6,426,459)	1,724,686

Warrants issued	—	—		160,000	—	—	160,000
Common stock issued, net of issuance cost of $160,000	854,446	854	2.62	2,078,071	—	—	2,078,925
Net loss	—	—		—	—	(2,567,807)	(2,567,807)

Balance, December 31, 2009	19,231,296	19,231		10,370,839	—	(8,994,266)	1,395,804

Warrants issued	—	—		480,000	—	—	480,000
Common stock issued, net of issuance cost of $480,000	705,900	706	3.05	1,643,588	—	—	1,644,294
Conversion of notes payable to common stock	427,857	428	3.05	1,305,572	—	—	1,306,000
Unrealized gain on securities available for sale	—	—		—	542,573	—	542,573
Net loss	—	—		—	—	(3,757,370)	(3,757,370)

Balance, December 31, 2010	20,365,053	20,365		13,799,999	542,573	(12,751,636)	1,611,301

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to September 30, 2013 (Continued)
(Unaudited)

	Common stock – par value					Deficit
	$0.001 per share, 100,000,000					Accumulated
	shares authorized			Additional	Accumulated	during
	Shares	Common Stock	Gross $/Share	Paid-in Capital	Other Comprehensive Income	Development Stage	Total

Balance, December 31, 2010	20,365,053	$20,365		$13,799,999	$542,573	$(12,751,636)	$1,611,301

Common stock issued, net of issuance cost	272,147	272	4.24	1,153,402	—	—	1,153,674
Conversion of notes payable to common stock	36,514	37	3.05	109,993	—	—	110,030
Shares issued to existing shell stockholders in the reorganization	3,750,000	3,750		(3,750)	—	—	—
Shares issued for stock option exercised	11,794	12	3.05	35,960	—	—	35,972
Proceeds from exercise of warrants	4,718	5	3.05	14,395	—	—	14,400
Stock options vested	—	—		35,196	—	—	35,196
Cashless exercise of warrants	413	—		—	—	—	—
Common stock repurchased and cancelled from dissenting stockholders	(47,178)	(47)	4.24	(199,953)	—	—	(200,000)
Warrants issued as a payment of consulting fee	—	—		1,053,150	—	—	1,053,150
Warrants issued in conjunction with convertible note	—	—		864,773	—	—	864,773
Impact of beneficial conversion feature	—	—		1,469,343	—	—	1,469,343
Unrealized loss on securities	—	—		—	(287,233)	—	(287,233)
Foreign currency translation effect	—	—		—	(2,927)	—	(2,927)
Net loss	—	—		—	—	(8,832,758)	(8,832,758)

Balance, December 31, 2011	24,393,461	24,394		18,332,508	252,413	(21,584,394)	(2,975,079)

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to September 30, 2013 (Continued)
(Unaudited)

	Common stock – par value					Deficit
	$0.001 per share, 100,000,000					Accumulated
	shares authorized			Additional	Accumulated	during
	Shares	Common Stock	Gross $/Share	Paid-in Capital	Other Comprehensive Income	Development Stage	Total

Balance, December 31, 2011	24,393,461	$24,394		$18,332,508	$252,413	$(21,584,394)	$(2,975,079)

Warrants issued in conjunction with convertible note	—	—		175,961	—	—	175,961
Warrants issued in conjunction with promissory note	—	—		1,485,835	—	—	1,485,835
Impact of beneficial conversion feature	—	—		256,761	—	—	256,761
Discount on noninterest bearing convertible note	—	—		25,562	—	—	25,562
Stock based compensation	—	—		3,466,410	—	—	3,466,410
Stock issued as a payment of professional fee	12,787	12	3.60	46,021	—	—	46,033
Stock issued for cash	472,188	472	3.33	1,572,805	—		1,573,277
Realized gain on securities	—	—		—	24,490	—	24,490
Unrealized gain on securities	—	—		—	(284,215)	—	(284,215)
Foreign currency translation effect	—	—		—	(5,120)	—	(5,120)
Net loss	—	—		—	—	(14,433,170)	(14,433,170)

Balance, December 31, 2012	24,878,436	24,878		25,361,863	(12,432)	(36,017,564)	(10,643,255)

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
for the period from December 20, 2000 (Inception) to September 30, 2013
(Unaudited)

	Common stock – par value					Deficit
	$0.001 per share, 100,000,000					Accumulated
	shares authorized			Additional	Accumulated	during
	Shares	Common Stock	Gross $/Share	Paid-in Capital	Other Comprehensive Income	Development Stage	Total

Balance, December 31, 2012	24,878,436	$24,878		$25,361,863	$(12,432)	$(36,017,564)	$(10,643,255)

Impact of beneficial conversion feature	—	—		396,801	—	—	396,801
Warrant issued in conjunction with convertible note	—	—		116,831	—	—	116,831
Stock based compensation	—	—		3,960,192	—		3,960,192
Stock issued as a payment of professional fee	32,840	33	3.60	118,191	—	—	118,224
Stock issued for cash	500,284	500	3.60	1,800,522	—		1,801,022
Stock issued for cash	27,000	27	3.30	89,073	—	—	89,100
Stock and warrants issued for cash, net of issuance costs and derivative liability	3,020,501	3,021	2.50	3,943,074	—	—	3,946,095
Conversion of notes payable to common stock	294,878	295	3.60	1,061,266	—	—	1,061,561
Conversion of notes payable to common stock	474,367	474	3.30	1,564,937	—	—	1,565,411
Stock cancelled	(2,504,249)	(2,504)		2,504	—	—	—
Unrealized gain on securities	—	—		—	1,172,788		1,172,788
Foreign currency translation effect	—	—		—	(34,381)	—	(34,381)
Net loss	—	—		—	—	(10,821,407)	(10,821,407)

Balance, September 30, 2013	26,724,057	$26,724		$38,415,254	$1,125,975	$(46,838,971)	$(7,271,018)

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
	Nine Months ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,821,407)	$(10,591,295)	$(46,838,971)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	177,886	146,089	1,262,503
Cost of scrapped inventory written off	—	—	235,537
Fair value of warrants issued for services	—	—	1,053,150
Interest expense accrued from discount of convertible note	1,011,861	2,156,547	4,357,970
Gain on termination of secured debt	—	(275,822)	(275,822)
Gain on derecognition of liabilities	(735,808)	—	(735,808)
Share-based compensation	3,960,192	2,392,327	7,461,798
Change in fair value of derivative liabilities	(47,578)	—	(47,578)
Net changes in operating assets and liabilities, net of acquisition
Accounts receivable	54,672	(33,622)	(32,323)
Inventory	27,349	(59,553)	(411,194)
Prepaid expenses and other current assets	(15,016)	18,048	(96,801)
Deposits	140,776	164,341	(4,384)
Accounts payable and accrued expenses	610,466	1,661,531	3,166,643
Due to related party	—	—	394,446
Due to dissenters	(75,000)	—	(75,000)
Net cash flows used in operating activities	(5,711,607)	(4,421,409)	(30,585,834)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards license	—	(1,500,000)	(2,250,000)
Purchases of marketable securities	—	—	(1,131,813)
Purchases of property and equipment	(5,495)	(7,385)	(199,858)
Net cash flows used in investing activities	(5,495)	(1,507,385)	(3,581,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	—	—	299,500
Repayment of line of credit	—	—	(299,500)
Proceeds from notes payable issued	4,705,467	4,545,660	12,563,318
Proceeds from convertible notes payable issued	3,147,298	1,712,365	10,509,443
Payments of notes payable	(4,298,385)	—	(5,605,628)
Payments of convertible notes payable	(754,480)	(350,100)	(1,104,580)
Proceeds from sale of common stock and warrants, net of issuance costs	6,435,055	—	6,435,055
Proceeds from issuance of common stock	1,890,122	79,034	17,181,809
Net cash flows from financing activities	11,125,077	5,986,959	39,979,417
Effect of exchange rate changes on cash	(37,614)	(38,317)	(50,328)

Net increase/decrease in cash and cash equivalents	5,370,361	19,848	5,761,584

Cash and cash equivalents, beginning of period	402,823	313,684	—
Cash acquired	—	—	11,600
Cash and cash equivalents, end of period	$5,773,184	$333,532	$5,773,184
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$187,823	$159,677	$889,980
Income taxes paid	$2,550	$5,913	$27,853
Non-cash financing activities:
Stock issued as a payment of professional fee	$118,224	$—	$164,257
Conversion of notes payable to common stock	$2,606,100	$—	$4,022,130
Interest converted to stock	$20,872	$—	$20,872
Disposal of pledged marketable securities	$—	$(565,907)	$(565,907)
Cancellation of secured debt	$—	$841,728	$841,728

The accompanying notes are an integral part of these financial statements

Emmaus Life Sciences, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2013
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

Going concern – The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the nine months ended September 30, 2013 totaling $10,821,407 as well as an accumulated deficit since inception amounting to $46,838,971. Further, the Company appears to have inadequate cash and cash equivalents of $5,773,184 as of September 30, 2013 considering that revenues from operations since inception totaled only $1,471,071. As a result, the Company is dependent upon funds from private investors and the support of certain stockholders.

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

Development stage company – The Company is a development stage company as defined in accounting principles generally accepted in the United States of America. The Company is considered a development stage company because it devotes substantially all of its time to research and development for potential pharmaceutical products and to establish its business and operations. The minimal sales for the period from December 20, 2000 (date of inception) to September 30, 2013 are from NutreStore and the products of Newfield Nutrition Corporation which are not considered part of the Company’s principal operations.

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

Inventories – Inventories as of September 30, 2013 consisted of 64% finished goods and 36% work-in-process and are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the purchases during the nine months ended September 30, 2013 were from two vendors and during 2012 were from one vendor.

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

Advertising cost – Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2013 and 2012 were $161,301 and $134,221, respectively. Advertising costs from December 20, 2000 (date of inception) to September 30, 2013 were approximately $577,829.

Property and equipment – Leaseholds, furniture, and fixtures are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

Intangibles – The Company’s intangible assets include license issue fees and patent costs relating to a license agreement (Note 4). These intangible assets are amortized over a period of 3 to 7 years, the estimated legal life of the patents and economic life of the license agreements.  The intangible assets are assessed by management, annually, for potential impairment.  No impairment existed as of September 30, 2013 and December 31, 2012.

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

Based on existing indicators of impairment and on the related analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at September 30, 2013 and December 31, 2012.

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of September 30, 2013, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. The Company’s evaluation of tax positions was performed for those tax years which remain open to audit.  The Company may from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results.  In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

As of September 30, 2013, all federal tax returns since 2010 and state tax returns since 2009 are still subject to adjustment upon audit.  No tax returns are currently being examined by taxing authorities.

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

Marketable securities – Investment securities as of September 30, 2013 and December 31, 2012 are classified as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed, Inc. securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 73,550 shares of CellSeed stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share.  CellSeed’s IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010.  As of September 30, 2013 and December 31, 2012, the closing price per share was 2,318 Yen and 661 Yen, respectively.  Historical CellSeed closing prices can be found at http://www.bloomberg.com/apps/quote?ticker=7776:JP.  The Company’s security position in CellSeed is many times the average daily trading volume of the stock on the Tokyo Stock Exchange. Any attempt to sell the Company’s position in a short period of time may have an adverse impact on the price of the stock.

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

As of September 30, 2013, 34,300 shares of CellSeed stock are classified as a current asset and 39,250 shares of CellSeed stock are pledged against the note, which is due in 2016, are classified as a long-term asset.  Subsequent to September 30, 2013 but prior to the date of this report, the Company sold 25,000 of the shares classified as a current asset in open market transactions. As of December 31, 2012, 100% of the investment in CellSeed was classified as a long-term asset in the accompanying balance sheet as the entire investment was assigned as collateral to secure the $500,000 convertible note issued to Mitsubishi.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at September 30, 2013.   The fair value of the Company’s debt instruments is not materially different from their carrying values as presented.  The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs.  The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6. The Company issued stock purchase warrants  in conjunction with its September 2013 private placement (see Note 7) that are accounted for as derivative instruments whose fair market value is determined using Level 3 inputs. These inputs include expected term and expected volatility.

The following table identifies the carrying amounts of such assets and liabilities:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative instruments - stock purchase warrants	$—	$—	$2,441,382	$2,441,382
	$—	$—	$2,441,382	$2,441,382

The Company did not have any Level 3 financial assets or liabilities measured at fair value at December 31, 2012.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2013:

Derivative Instruments - Stock Purchase Warrants
Balance at December 31, 2012	$—
Fair value at issuance date	2,488,960
Change in fair value included in the statement of operations	(47,578)
Balance at September 30, 2013	$2,441,382

The initial value of the derivative liability as of September 11, 2013 and the change in fair value of the derivative liability as of September 30, 2013 were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. The values as of September 11, 2013 and September 30, 2013 were calculated based on the following assumptions:

	September 30, 2013	Initial Value
Risk free interest rate	1.39%	1.72%
Expected volatility (peer group)	69.7%	72.4%
Expected life (in years)	4.95	5.00
Expected dividend yield	—	—
Number outstanding	3,020,501	3,020,501
Fair value at issue date	$2,488,960	$2,488,960
Change in derivative liability	$(47,578)	—
Fair value at end of period	$2,441,382	—

Net loss per share – In accordance with FASB ASC Topic 260, Earnings per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Dilutive loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2013 and 2012, there were 14,151,989 and 6,671,996 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive for that reporting period.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2013	December 31, 2012
Equipment	$125,617	$120,603
Leasehold improvements	23,054	23,054
Furniture and fixtures	52,269	52,269
	200,940	195,926
Less: accumulated depreciation	(173,979)	(157,157)
	$26,961	$38,769

During the nine months ended September 30, 2013 and 2012, the depreciation expense was $17,172 and $20,694, respectively.  Depreciation expense from December 20, 2000 (date of inception) to September 30, 2013 was $174,329, net of a $350 difference relative to the amount of accumulated depreciation reported on the balance sheet.  The difference is due to foreign exchange rates applied for income statement purposes.

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

Intangible assets consisted of the following at:

	September 30, 2013	December 31, 2012
License fees and patent filing costs	$2,250,000	$2,250,000
Less: accumulated amortization	(1,089,286)	(928,571)
	$1,160,714	$1,321,429

During the nine months ended September 30, 2013 and 2012, the amortization expense was $160,714 and $125,000, respectively.  Amortization expense from December 20, 2000 (date of inception) to September 30, 2013 was $1,089,286.  Expected amortization expense for the year ended December 31, 2013 is estimated to be approximately $214,286.

As of September 30, 2013 estimated aggregate amortization expense for the next five years is as follows:

Periods ending December 31	Amount
2013	$53,571
2014	214,286
2015	214,286
2016	214,286
2017	214,286
Thereafter	249,999
$1,160,714

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

Accounts payable	September 30, 2013	December 31, 2012
Clinical trial management expenses	$330,460	$527,868
Legal expenses	418,683	609,823
Miscellaneous vendors	575,124	619,886
Subtotal	1,324,267	1,757,577
Accrued expenses	864,424	401,034
Accrued expenses (Deferred Salary)	485,000	401,667
Total accounts payable and accrued expenses	$2,673,691	$2,560,278

Accrued expenses include accrued interest in the amount of $555,245 on convertible and non-convertible notes issued to related parties.
17

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at September 30, 2013:

Lender	Annual Interest Rate	Date of loan	Term of Loan	Loan Principal Outstanding	Conversion Price	Shares Underlying Principal as of September 30, 2013
Shigeru Matsuda (1)	6.50%	1/12/2009	5 years	$269,207	$3.05	88,197
Kazuo Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
Makoto Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
Nami Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
M’s Support Co. Ltd. (1)	0.00%	8/17/2010	5 years	$18,000	$3.05	5,898
Yumiko Takemoto (1)	6.00%	11/23/2010	5 years	$2,000	$3.05	656
Mitsubishi UFJ Capital III, Limited Partnership (8)	10.00%	3/14/2011	5 years	$500,000	$3.05	163,809
Hiroshi Iguchi	8.00%	2/20/2012	1 year (2)	$133,333	$3.60	37,037
Yasushi Nagasaki (5)	10.00%	6/29/2012	Due on Demand	$373,000	$3.30	113,030
Yumiko Nakamura	10.00%	8/9/2012	2 years	$49,500	$3.30	15,000
Paul Shitabata (1)	10.00%	10/3/2012	1 year (2)	$1,620,540	$3.60	450,150
Willis Lee (5)	10.00%	10/5/2012	1 year	$138,242	$3.60	38,400
Alison Brown	10.00%	12/21/2012	2 years	$100,800	$3.60	28,000
Yoshiko Takemoto (1)	10.00%	12/27/2012	2 years	$100,800	$3.60	28,000
Sun Moo & Hyon Sil Lee	10.00%	2/21/2013	2 years	$100,800	$3.60	28,000
Yukio Hasegawa (1)	10.00%	2/15/2013	Due on Demand	$144,000	$3.60	40,000
J. R. Downey	10.00%	3/2/2013	1 year	$162,005	$3.60	45,001
Shigenori Yoshida	10.00%	3/12/2013	2 years	$100,800	$3.60	28,000
Yoshiko & Yuki Takemoto (1)	10.00%	3/14/2013	2 years	$420,511	$3.30	127,427
Wan Luen Pak Eric & Ho Shun Mei Grace	10.00%	3/15/2013	2 years	$125,000	$3.60	34,722
Wong Shuk Ching Judy	10.00%	3/19/2013	2 years	$200,000	$3.60	55,555
Yu Mei Lun Susan	10.00%	4/2/2013	2 years	$385,827	$3.60	107,174
Yoshiko and Yuki Takemoto (1)	10.00%	4/3/2013	2 years	$227,200	$3.30	68,848
Yeung Yat Ming Barry and Ng Sur Ngan	10.00%	4/25/2013	2 years	$50,000	$3.60	13,888
Paul Terasaki (1) (7)	10.00%	5/1/2013	1 year	$550,000	$3.30	166,666
Wong Shuk Ching Judy	10.00%	5/29/2013	2 years	$200,257	$3.60	55,626
Alison Brown - Carvalho	10.00%	6/20/2013	2 years	$100,800	$3.60	28,000
Andrew Wood (4)	10.00%	7/8/2013	1 year	$3,564	$3.30	1,080
Hiromi Saito	10.00%	7/10/2013	1 year	$27,500	$3.30	8,333
Yung Min Suh	10.00%	7/11/2013	1 year	$1,298,788	$3.30	393,572
The Takemoto Family (1)	10.00%	7/18/2013	2 years	$552,103	$3.30	167,303
Hideki & Eiko Uehara (1)	10.00%	9/7/2013	1 year	$35,640	$3.60	9,900
Dennis Y. Teranishi	10.00%	9/9/2013	1 year	$128,304	$3.60	35,640
Convertible Notes				$8,172,521		2,400,606

Hope Int’l Hospice (6)	8.00%	1/17/2012	Due on Demand	$200,000	NA
Shigeru Matsuda (1)	11.00%	2/15/2012	2 years (2)	$833,335	NA
Hideki & Eiko Uehara (1)	11.00%	2/15/2012	2 years (2)	$133,333	NA
Hope Int’l Hospice (6)	8.00%	6/14/2012	Due on Demand	$200,000	NA
Hope Int’l Hospice (6)	8.00%	6/21/2012	Due on Demand	$100,000	NA
Cuc T. Tran	11.00%	6/27/2012	1 year	$10,000	NA
Yutaka Niihara (5)	10.00%	12/5/2012	Due on Demand	$502,107	NA
Lan T. Tran (5)	11.00%	2/10/2012	2 years (2)	$80,000	NA
Hope Int’l Hospice (6)	8.00%	2/11/2013	Due on Demand	$50,000	NA
Shigeru Matsuda (1)	10.00%	5/29/2013	Due on Demand	$1,017,400	NA
For Days Co., Ltd.	2.00%	6/28/2013	2 years	$200,000	NA
Non-Convertible Notes				$3,326,175

Total, undiscounted (9)				$11,498,696

(1)	Related party – Shareholder
(2)	Due on Demand
(3)	Director
(4)	Employee
(5)	Officer
(6)	Dr. Niihara is also the CEO and owner of Hope International Hospice, Inc.
(7)
Convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower

(8)	Secured by the Company’s minority interest in CellSeed common stock (see Note 2 – Summary Of Significant Accounting Policies – Marketable securities)
(9)	Total amount due on notes without discounts for fair market value of warrants issued and conversion features

Contractual principal payments due on loans and notes payable are as follows:

From September 30, 2013	Payments by Year
2013	$4,488,622
2014	3,772,776
2015	2,737,298
2016	500,000
Total	$11,498,696

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

Stock Price	$3.60
Exercise Price	$1.00 ~ 3.60
Term	2 ~ 10 years
Risk-Free Rate	0.30 ~ 2.22%
Dividend Yield	0%
Volatility	99.89 ~ 141.70%

Original Principal Loan Amount at September 30, 2013	Discount Amount at September 30, 2013	Carrying Amount at September 30, 2013
$11,498,696	$(433,895)	$11,064,801

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock – As of the year ended December 31, 2012, the Company had issued a total of 24,878,436 shares of its common stock. During the nine months ended September 30, 2013, the Company issued 4,349,870 shares of its common stock and canceled 2,504,249 shares of its common stock. As of the quarter ended September 30, 2013, there were a total of 26,724,057 shares of the Company’s common stock issued and outstanding.

As a portion of the common shares issued in 2013, on September 11, 2013, the Company issued an aggregate of 3,020,501 units consisting of 3,020,501 shares of common stock and common stock purchase warrants for the purchase of an additional 3,020,501 shares of common stock at a price of $2.50 per unit. The aggregate purchase price for the units was $7,551,253.

These warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. These warrants may be exercised on a cashless basis after twelve months from the date of issuance if the shares of common stock underlying the warrant are not registered at the time of exercise. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as a derivative instrument and will be recorded at fair market value each reporting period.

Stock warrants – During the nine months ended September 30, 2013, the Company  issued warrants in connection with the issuance of a convertible note to purchase an aggregate of 50,000 shares of common stock at a per share exercise price equal to $3.30 per share.  During this period, the Company also issued warrants to purchase a total of 3,320,501 shares of common stock, at any time on or prior to September 11, 2018, at an exercise price of $3.50 per share in conjunction with a private placement of units, as further described above.

A summary of outstanding warrants as of September 30, 2013 is presented below.

Nine months ended September 30, 2013
Warrants outstanding, beginning of period	3,408,795
Granted	3,370,501
Exercised	—
Cancelled, forfeited and expired	—
Warrants outstanding, end of period	6,779,296

	Outstanding			Exercisable
Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
During 2013
$3.50	3,320,501	4.95	$3.50	3,320,501	$3.50
$3.30	50,000	4.59	$3.30	50,000	$3.30
During 2012
$1.00	1,411,020	1.28	$1.00	911,020	$1.00
75% of FMV	56,573	1.49	75% of FMV	56,573	75% of FMV
$2.50	1,000,000	1.91	$2.50	1,000,000	$2.50
During 2011
$1.00	311,038	0.93	$1.00	311,038	$1.00
75% of FMV	331,670	0.93	75% of FMV	331,670	75% of FMV
$3.05	5,898	1.48	$3.05	5,898	$3.05
During 2010
$3.05	197,146	1.89	$3.05	197,146	$3.05
During 2009
$3.05	95,450	1.02	$3.05	95,450	$3.05

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

The Company has 11,795 options outstanding that were issued prior to the commencement of the Company’s 2011 Stock Incentive Plan. All such options are vested and are exercisable at $3.05 per share through 2015.

During the nine months ended September 30, 2013, the Company issued 3,305,000 options to its directors, officers and consultant.  The fair value of these options issued is approximately $10.5 million.  Except 30,000 options, which will be vested in a year, 3,275,000 options will be vested equally over 3 years starting February 28, 2014 and are exercisable at $3.60 per share through 2023.  During the nine months ended September 30, 2013, 10,000 options were canceled or forfeited.  The total outstanding options as of September 30, 2013 are 4,834,000 under the 2011 Stock Incentive Plan and 4,845,795 including options issued prior to the 2011 Stock Incentive Plan.

A summary of outstanding options as of September 30, 2013 is presented below.

Nine Months ended September 30, 2013	Prior Plan	2011 Stock Incentive Option
Options outstanding, beginning of period	11,795	1,539,000
Granted	—	3,305,000
Exercised	—	—
Cancelled, forfeited and expired	—	(10,000)
Options outstanding, end of period	11,795	4,834,000

Registration Rights – Pursuant to the September 11, 2013 sale of units consisting of an aggregate of 3,020,501 shares of common stock of the Company and warrants to purchase an additional 3,020,501 shares of common stock in a private placement transaction (“the “Private Placement”), the Company agreed to use its commercially reasonable best efforts to have on file with the Securities and Exchange Commission, within twelve months of September 11, 2013 and at the Company’s sole expense, a registration statement (“Registration Statement”) to permit the public resale of all of the shares of common stock and shares of common stock underlying the warrants  issued to investors in the Private Placement (collectively, the “Registrable Securities”). In the event such Registration Statement includes securities of the Company to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act (a “Public Offering”), and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such Public Offering that the number of Registrable Securities proposed to be sold in such Public Offering is greater than the number of such securities which can be included in such Public Offering without materially adversely affecting such Public Offering, the Company will include in such registration (i) first, any securities the Company proposes to sell, and (ii) second, the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above shall apply until such date as all such shares of common stock and shares of common stock underlying the warrants have been sold by the investors in the Private Placement pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Distribution contract – Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008.  For its service, Emmaus Medical pays a monthly commercialization management fee of $5,000 with discount.

Operating leases – The Company leases its office space under operating leases from unrelated entities.  The rent expense during the nine months ended September 30, 2013 and 2012 amounted to $101,891 and $105,366, respectively.

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

The Company also leases two office suites of approximately 512 square feet and 532 square feet, respectively, in Tokyo, Japan at a base rent of JPY130,000 ($1,352 @0.0104) per month each. These leases will expire on October 14, 2014 and September 15, 2015, respectively.   Additionally, the Company leases approximately 135 square feet of warehouse space in Tokyo, Japan at a base rent of JPY52,500 ($546 @0.0104) per month.

Future minimum lease payments under the agreements are as follows:

2013	$29,932
2014	69,564
2015	17,329
$116,825

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

As of September 30, 2013, an aggregate of $7,624,982 principal amount of promissory notes from certain stockholders and officers was outstanding.   The debt is unsecured and carries interest rates from 0% to 11%.

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

NOTE 10 – GEOGRAPHIC INFORMATION

For the nine months ended September 30, 2013 and 2012, the Company earned revenue from countries outside of the United States as outlined in the table below.  The Company did not have any significant currency translation or foreign transaction adjustments during the nine months ended September 30, 2013 and 2012.

Country	Sales nine months ended September 30, 2013	% of Total Revenue nine months ended September 30, 2013	Sales nine monthsended September 30, 2012	% of Total Revenue nine months ended September 30, 2012
Japan	$125,590	51%	$204,166	56%
South Korea	$—	—	$46,000	13%
Taiwan	$7,980	3%	$—	—

NOTE 11 – SUBSEQUENT EVENTS

Lender	Annual Interest Rate	Date of loan	Term of Loan	Loan Principal Outstanding	Conversion Price	Shares Underlying Principal as of September 30, 2013
The Shitabata Family Trust	10.00%	10/10/2013	6 Mo to 1 Year	$2,136,146	$3.60	593,373
MLPF&S Cust FBO Willis Lee	10.00%	11/12/2013	1 Year	$152,066	$3.60	42,240

In October 2013, the Company refinanced a convertible note payable to The Shitabata Family Trust, a stockholder, with an original principal amount of $1,620,540. The note payable to The Shitabata Family Trust was exchanged for a new convertible note in the principal amount of $2,136,146 which bears interest at 10% per annum and matures on the six-month anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

In November 2013, the Company approved the refinancing of a convertible note payable to MLPF&S Cust FBO Willis Lee, a director of the Company and the Company’s Chief Operating Officer, with an original principal amount of $138,242. The note payable to MLPF&S Cust FBO Willis Lee was exchanged for a new convertible note in the principal amount of $152,066 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Emmaus Life Sciences, Inc. (the “Company”) and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation (“Emmaus Medical”), and Emmaus Medical’s wholly-owned subsidiaries Newfield Nutrition Corporation, a Delaware corporation (“Newfield”), Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”), and Emmaus Medical Europe, Ltd. (“EM Europe”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes that are included in this Quarterly Report and the Quarterly Reports on Form 10-Q for the period ended March 31, 2013 and for the period ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on May 15, 2013 and August 14, 2013, respectively, and the audited consolidated financial statements for the years ended December 31, 2012 and 2011 and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013 (the “Annual Report”).

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining FDA and other regulatory authorization to market our drug and biologic products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our L-glutamine treatment for sickle cell disease (“SCD”), our ability to commercialize our L-glutamine treatment for SCD; our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, our ability to fund development of regenerative medicine products and license payments, our ability to commercialize the regenerative medicine products, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  As of September 30, 2013, our accumulated deficit since inception is $46.8 million and we had cash and cash equivalents of $5.8 million.  Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders.  Currently, we estimate we will need approximately $2.4 million to complete our Phase III clinical trial and $400,000 to obtain regulatory approval of L-glutamine as a therapy for SCD.

In addition, we agreed to pay CellSeed an aggregate of $8.5 million pursuant to the Research Agreement, which is still payable, and we believe that we will need approximately $3.0 million for research and development to develop corneal cell sheet technology in the United States.  We estimate that we will need an additional $2.5 million for research related to other cell sheet applications and current good manufacturing practice (“cGMP”) laboratory costs for regenerative medicine.

Recent Highlights

In April 2009, the FDA authorized us to begin a large Phase III clinical trial directed to study L-glutamine as an experimental agent to reduce sickle cell crisis.  An interim analysis of a subset of data from the Phase III clinical trial was completed by an independent third party.  The results of the interim analysis were then reported to the FDA by way of the independent third party in August 2012.  At a meeting held with the FDA in November 2012, we received support to continue the trial without any modification to the protocol. We completed enrollment for the Phase III clinical trial in December 2012 with 230 patients at 31 clinical trial sites and aim to complete the trial in December 2013.

In October 2010, we formed EM Japan, a wholly-owned subsidiary of Emmaus Medical that markets and sells AminoPure® in Japan and other neighboring regions.  EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future.  The results of EM Japan have been included in our consolidated financial statements of the Company since the date of our formation.  EM Japan recorded approximately $125,600 in net sales in the nine months ended September 30, 2013.

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

On July 17, 2012, Emmaus Medical, Inc., a subsidiary of Emmaus Life Sciences, Inc., announced that the European Commission (EC) has granted Orphan Medicinal Product designation for the Company’s investigational drug Levoglutamide (L-glutamine) for the treatment of sickle cell disease.  The Company already has Orphan Drug status designation from the FDA.  Orphan drug status provides us with certain marketing exclusivity advantages if we succeed in obtaining approval of an NDA from the FDA and the equivalent of an NDA in Europe (called a Market Approval Authorization).

On December 3, 2012, Emmaus Medical, Inc. announced that it reached full enrollment for its Phase III clinical trial studying L-glutamine for the treatment of sickle cell disease.

On September 11, 2013, we completed a private placement transaction pursuant to which we issued to certain accredited investors units consisting of an aggregate of 3,020,501 shares of common stock of the Company and common stock purchase warrants for the purchase of an additional 3,020,501 shares of common stock of the Company, at a price of $2.50 per unit. The aggregate purchase price for the units was $7.6 million.  Net proceeds to the Company, after expenses relating to the transaction, were $6.4 million. Additional information regarding the transaction , including the terms of the securities issued in the transaction,  may be found in the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2013.

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

Currently, we generate revenue through the sale of NutreStore® [L-glutamine powder for oral solution] as a treatment for SBS as well as AminoPure®, a nutritional supplement.   Pursuant to the sublicense agreement for the SBS Patent, we are required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore® to CATO Holding Company (“Cato”).  We made royalty payments to Cato in the amount of $469 in October 2011, $855 in May 2012 and $6,870 in October 2013, which represent the 10% royalty of the adjusted gross sales for 2010, 2011 and 2012, respectively. Management expects that any revenues generated from the sale of NutreStore® and AminoPure® will fluctuate from quarter to quarter based on the timing of orders and the amount of product sold.

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

At this time, due to the inherently unpredictable nature of the drug development process and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in the continued development of the sickle cell treatment and other clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely.  Our current estimated cost to complete the Phase III clinical trial is $2.4 million, which is based on the assumptions that the total number of trial sites does not increase beyond our current estimates and that we remain on the projected timeline.  Should the total number of trial sites need to be increased or should the timeline require extension, there will be a commensurate increase in costs associated with the additional time and effort required by the CRO and Company staff.

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

In addition, we estimate that we will need $2.5 million for research related to other cell sheet applications and cGMP laboratory costs to establish the infrastructure and production capabilities related to regenerative medicine products.At this time, no research and development costs are associated with the SBS treatment.

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

Fair value measurements

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at September 30, 2013. The fair value of the Company’s debt instruments is not materially different from their carrying values as presented. The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

The Company issued stock purchase warrants in conjunction with its September 2013 private placement (see Note 7) that are accounted for as derivative instruments whose fair market value is determined using Level 3 inputs. These inputs include expected term and expected volatility.

The following table identifies the carrying amounts of such assets and liabilities:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative instruments - stock purchase warrants	$—	$—	$2,441,382	$2,441,382
	$—	$—	$2,441,382	$2,441,382

The Company did not have any Level 3 financial assets or liabilities measured at fair value at December 31, 2012.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2013:

Derivative Instruments - Stock Purchase Warrants
Balance at December 31, 2012	$—
Fair value at issuance date	2,488,960
Change in fair value included in the statement of operations	(47,578)
Balance at September 30, 2013	$2,441,382

The initial value of the derivative liability as of September 11, 2013 and the change in fair value of the derivative liability as of September 30, 2013 were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. The values as of September 11, 2013 and September 30, 2013 were calculated based on the following assumptions:

	September 30, 2013	Initial Value
Risk free interest rate	1.39%	1.72%
Expected volatility (peer group)	69.7%	72.4%
Expected life (in years)	4.95	5.00
Expected dividend yield	—	—
Number outstanding	3,020,501	3,020,501
Fair value at issue date	$2,488,960	$2,488,960
Change in derivative liability	$(47,578)	—
Fair value at end of period	$2,441,382	—

Environmental Expenses

The cost of compliance with environmental laws has not been material over the past two years and any such costs are included in general and administrative costs.

Inventories

Inventories consist of finished goods and work-in-process and are valued based on a first-in, first-out basis and at the lower of cost or market value.  All of the purchases during the nine months ended September 30, 2013 were from two vendors and during 2012 were from one vendor.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$68,873	$114,461	$257,455	$377,455	$1,542,716
SALES RETURN & ALLOWANCE	(2,744)	(1,290)	(10,558)	(12,046)	(71,645)
REVENUES	66,129	113,126	246,897	365,409	1,471,071

COST OF GOODS SOLD
Cost of goods sold	48,445	36,585	147,418	86,358	689,229
Scrapped inventory	—	—	—	—	235,537
Total cost of goods sold	48,445	36,585	147,418	86,358	924,766
GROSS PROFIT	17,684	76,541	99,479	279,051	546,305

OPERATING EXPENSES
Research and development	490,138	780,193	1,801,399	2,209,176	11,219,839
Selling	120,647	90,341	377,335	288,794	3,278,902
General and administrative	2,600,043	1,788,065	7,620,436	5,895,097	26,588,438
Transaction costs	—	—	—	—	788,893
	3,210,828	2,658,599	9,799,170	8,393,067	41,876,072
LOSS FROM OPERATIONS	(3,193,144)	(2,582,058)	(9,699,691)	(8,114,016)	(41,329,767)

OTHER INCOME (EXPENSE)
Realized gain on securities available-for-sale	—	—	—	275,822	275,822
Gain on derecognition of liabilities	—	—	735,808	—	735,808
Change in fair value of derivative liabilities	47,578	—	47,578	—	47,578
Interest and other income	5,089	15,092	15,811	29,705	169,187
Interest expense	(567,491)	(884,496)	(1,918,363)	(2,776,893)	(6,709,746)
	(514,824)	(869,404)	(1,119,166)	(2,471,366)	(5,481,351)
LOSS BEFORE INCOME TAXES	(3,707,968)	(3,451,462)	(10,818,857)	(10,585,382)	(46,811,118)
INCOME TAXES	—	113	2,550	5,913	27,853
NET LOSS	$(3,707,968)	$(3,451,575)	$(10,821,407)	$(10,591,295)	$(46,838,971)
NET LOSS PER COMMON SHARE	$(0.15)	$(0.14)	$(0.44)	$(0.43)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	24,535,274	24,409,360	24,814,373	24,399,390

Three months ended September 30, 2013 and 2012

Net Losses.  Net losses increased by $0.3 million, or 7%, to $3.7 million from $3.4 million for the three months ended September 30, 2013 and 2012, respectively.  The increase in losses is primarily a result of increased operating expenses as discussed below. As of September 30, 2013, we had an accumulated deficit of approximately $46.8 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization.  As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future.

Revenues.  Sales decreased approximately $0.05 million, or 40%, to just under $0.1 million from just over $0.1 million for the three months ended September 30, 2013 and 2012, respectively. Sales decreased primarily due to decreases in the number of units sold of our AminoPure® product.  The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience.  The Company recorded a 5% of sales return allowance for both NutreStore® and AminoPure® for the quarter ended September 30, 2013.

Cost of Goods Sold.  Cost of goods sold increased to $0.05 million from $0.04 million for the three months ended September 30, 2013 and 2012, respectively.  Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory.    The majority of the increased cost is due to a reserve for inventory valuation of $0.02 million. No scrapped inventory expense was realized for the three months ended September 30, 2013 or for the three months ended September 30, 2012.  All of the purchases during the three months ended September 30, 2013 were from two vendors and during 2012 were from one vendor.

Research and Development Expenses.  Research and development expenses decreased $0.3 million, or 37%, to $0.5 million from $0.8 million for the three months ended September 30, 2013 and 2012, respectively.  This decrease was primarily due to decreases in our CRO costs and other related costs as our Phase III clinical trial enters into later stage.

Selling Expenses.  Selling expenses were just over $0.1 million and just under $0.1 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure®.

General and Administrative Expenses. General and administrative expenses increased $0.8 million, or 45%, to $2.6 million from $1.8 million for the three months ended September 30, 2013 and September 30, 2012, respectively. The increase is primarily due to a $0.9 million increase in share-based compensation expense.

Other Income and Expense.  Total other income and expense has improved by $0.3 million primarily due to lower interest expense of $0.3 million.

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

Nine months ended September 30, 2013 and 2012

Net Losses. Net losses increased by $0.2 million, or 2%, to $10.8 million from $10.6 million for the nine months ended September 30, 2013 from 2012. As of September 30, 2013, we had an accumulated deficit of approximately $46.8 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues.  Revenue decreased $0.12 million, or 32%, to $0.25 million from $0.37 million for the nine months ended September 30, 2013 and 2012, respectively. Sales decreased primarily due to decreases in the number of units sold of our AminoPure® product.

Cost of Goods Sold.  Cost of goods sold increased to $0.15 million from $0.09 million for the nine months ended September 30, 2013 and 2012, respectively.  Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory.  The majority of the increased cost is due to a reserve for the valuation of inventory at $0.06 million as well as an increase in raw material cost. No scrapped inventory expense was realized for the nine months ended September 30, 2013 and for the nine months ended September 30, 2012.

Research and Development Expenses.  Research and development expenses decreased $0.4 million, or 19%, to $1.8 million from $2.2 million for the nine months ended September 30, 2013 and 2012, respectively.  This decrease was primarily due to a decrease in our CRO costs and start-up costs, partially offset by an increase in site reimbursement costs.

Selling Expenses. Selling expenses increased by $0.1 million, or 31%, to $0.4 million from $0.3 million for the nine months ended September 30, 2013 and September 30, 2012.  Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure®.  Selling expenses increased because we added more sales personnel for AminoPure® promotion.

General and Administrative Expenses. General and administrative expenses increased $1.7 million, or 29%, to $7.6 million from $5.9 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.  The increase was largely due to increase in share-based compensation of $1.6 million.

Other Income and Expense. Total other income and expense improved by $1.4 million primarily due to lower interest expense of $0.9 million and a gain on derecognition of accounts payable of $0.7 million partially offset by lower realized gain on available for sale securities of $0.3 million.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $5.8 million as of September 30, 2013, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $10.8 million for the nine months ended September 30, 2013 and $10.6 million for the nine months ended September 30, 2012.  We had an accumulated deficit since inception to September 30, 2013 of $46.8 million.  We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the development and commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease, the corneal cell sheets technology and the expansion of corporate infrastructure, including costs associated with being a public company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received various loans from stockholders as discussed below.  As of September 30, 2013, we had total outstanding notes payable of $11.5 million, consisting of $3.3 million of non-convertible promissory notes and $8.2 million of convertible notes.  Of the $11.5 million aggregate outstanding principal amount of notes outstanding as of September 30, 2013, approximately $7.7 million will become due and payable within one year.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the development of cell sheet technology in the United States.

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

In addition to the $8.5 million we have agreed to pay CellSeed pursuant to the Research Agreement, we currently estimate that we will need an additional $2.4 million to complete our Phase III clinical trial and $0.4 million to obtain FDA approval for our L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.6 million per month for the third quarter of 2013.

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

For the nine months ended September 30, 2013 and during the year ended December 31, 2012, we borrowed varying amounts pursuant to convertible notes and non-convertible promissory notes, the majority of which have been issued to our stockholders.  As of September 30, 2013 and December 31, 2012, the amounts outstanding under convertible notes and non-convertible promissory notes totaled $11.5 million and $11.3 million, respectively.  The convertible notes and non-convertible promissory notes carry interest from 0% to 11% and, except for the convertible note listed below in the principal amount of $0.5 million, are unsecured (see Footnote 8 to the table below regarding the secured note).  Interest on 0% loans was imputed at the incremental borrowing rate of 6.25% per annum.  The net proceeds of the loans were used for working capital.

The table below lists our outstanding notes payable as of September 30, 2013 and the material terms of our outstanding borrowings:

Lender	Annual Interest Rate	Date of loan	Term of Loan	Loan Principal Outstanding	Conversion Price	Shares Underlying Principal as of September 30, 2013
Shigeru Matsuda (1)	6.50%	1/12/2009	5 years	$269,207	$3.05	88,197
Kazuo Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
Makoto Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
Nami Murakami (1)	0.00%	8/16/2010	5 years	$18,000	$3.05	5,898
M’s Support Co. Ltd. (1)	0.00%	8/17/2010	5 years	$18,000	$3.05	5,898
Yumiko Takemoto (1)	6.00%	11/23/2010	5 years	$2,000	$3.05	656
Mitsubishi UFJ Capital III, Limited Partnership (8)	10.00%	3/14/2011	5 years	$500,000	$3.05	163,809
Hiroshi Iguchi	8.00%	2/20/2012	1 year (2)	$133,333	$3.60	37,037
Yasushi Nagasaki (5)	10.00%	6/29/2012	Due on Demand	$373,000	$3.30	113,030
Yumiko Nakamura	10.00%	8/9/2012	2 years	$49,500	$3.30	15,000
Paul Shitabata (1)	10.00%	10/3/2012	1 year (2)	$1,620,540	$3.60	450,150
Willis Lee (5)	10.00%	10/5/2012	1 year	$138,242	$3.60	38,400
Alison Brown	10.00%	12/21/2012	2 years	$100,800	$3.60	28,000
Yoshiko Takemoto (1)	10.00%	12/27/2012	2 years	$100,800	$3.60	28,000
Sun Moo & Hyon Sil Lee	10.00%	2/21/2013	2 years	$100,800	$3.60	28,000
Yukio Hasegawa (1)	10.00%	2/15/2013	Due on Demand	$144,000	$3.60	40,000
J. R. Downey	10.00%	3/2/2013	1 year	$162,005	$3.60	45,001
Shigenori Yoshida	10.00%	3/12/2013	2 years	$100,800	$3.60	28,000
Yoshiko & Yuki Takemoto (1)	10.00%	3/14/2013	2 years	$420,511	$3.30	127,427
Wan Luen Pak Eric & Ho Shun Mei Grace	10.00%	3/15/2013	2 years	$125,000	$3.60	34,722
Wong Shuk Ching Judy	10.00%	3/19/2013	2 years	$200,000	$3.60	55,555
Yu Mei Lun Susan	10.00%	4/2/2013	2 years	$385,827	$3.60	107,174
Yoshiko and Yuki Takemoto (1)	10.00%	4/3/2013	2 years	$227,200	$3.30	68,848
Yeung Yat Ming Barry and Ng Sur Ngan	10.00%	4/25/2013	2 years	$50,000	$3.60	13,888
Paul Terasaki (1) (7)	10.00%	5/1/2013	1 year	$550,000	$3.30	166,666
Wong Shuk Ching Judy	10.00%	5/29/2013	2 years	$200,257	$3.60	55,626
Alison Brown - Carvalho	10.00%	6/20/2013	2 years	$100,800	$3.60	28,000
Andrew Wood (4)	10.00%	7/8/2013	1 year	$3,564	$3.30	1,080
Hiromi Saito	10.00%	7/10/2013	1 year	$27,500	$3.30	8,333
Yung Min Suh	10.00%	7/11/2013	1 year	$1,298,788	$3.30	393,572
The Takemoto Family (1)	10.00%	7/18/2013	2 years	$552,103	$3.30	167,303
Hideki & Eiko Uehara (1)	10.00%	9/7/2013	1 year	$35,640	$3.60	9,900
Dennis Y. Teranishi	10.00%	9/9/2013	1 year	$128,304	$3.60	35,640
Convertible Notes				$8,172,521		2,400,606

Hope Int’l Hospice (6)	8.00%	1/17/2012	Due on Demand	$200,000	NA
Shigeru Matsuda (1)	11.00%	2/15/2012	2 years (2)	$833,335	NA
Hideki & Eiko Uehara (1)	11.00%	2/15/2012	2 years (2)	$133,333	NA
Hope Int’l Hospice (6)	8.00%	6/14/2012	Due on Demand	$200,000	NA
Hope Int’l Hospice (6)	8.00%	6/21/2012	Due on Demand	$100,000	NA
Cuc T. Tran	11.00%	6/27/2012	1 year	$10,000	NA
Yutaka Niihara (5)	10.00%	12/5/2012	Due on Demand	$502,107	NA
Lan T. Tran (5)	11.00%	2/10/2012	2 years (2)	$80,000	NA
Hope Int’l Hospice (6)	8.00%	2/11/2013	Due on Demand	$50,000	NA
Shigeru Matsuda (1)	10.00%	5/29/2013	Due on Demand	$1,017,400	NA
For Days Co., Ltd.	2.00%	6/28/2013	2 years	$200,000	NA
Non-Convertible Notes				$3,326,175

Total, undiscounted (9)				$11,498,696

(1)	Related party – Shareholder
(2)	Due on Demand
(3)	Director
(4)	Employee
(5)	Officer
(6)	Dr. Niihara is also the CEO and owner of Hope International Hospice, Inc.
(7)
Convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower

(8)	Secured by the Company’s minority interest in CellSeed common stock (see Note 2 – Summary Of Significant Accounting Policies – Marketable securities)
(9)	Total amount due on notes without discounts for fair market value of warrants issued and conversion features

Cash Flows

Net cash used in operating activities

Net cash flows used in operating activities increased by $1.3 million, or 29%, to $5.7 million from $4.4 million for the nine months ended September 30, 2013 and 2012, respectively. This increase was primarily due to an increase of $1.1 million in the cash used for accounts payable. An increase in non-cash stock based compensation of $1.6 million was offset by changes in other non-cash based items of $1.6 million.

Net cash used in investing activities

Net cash flows used in investing activities decreased by $1.5 million to $0.0 from $(1.5) million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease was mainly due to payments for license fees in 2012.  No other investing activities occurred in the nine months ended September 30, 2013 and 2012.

Net cash from financing activities

Net cash flows from financing activities increased by $5.1 million, or 86%, to $11.1 million from $6.0 million for the nine months ended September 30, 2013 and 2012, respectively, primarily as a result of a $6.4 million increase in net proceeds from the sale of common stock and warrants in a September 2013 private placement, a $1.8 million increase in proceeds from the issuance of common stock and a $1.6 million increase in proceeds from issuance of convertible and non-convertible notes payable, offset, in part, by a $4.7 million increase in payments on convertible and non-convertible notes payable.

A total of $2.6 million of promissory and convertible notes payable were converted into shares of our common stock during the nine months ended September 30, 2013, compared to $0.0 million for the nine months ended September 30, 2012.

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

We estimate our sales return based upon our prior sales and return history. Historically, sales returns have been  nominal.  We continue to monitor our returns and will adjust our estimates based on its actual sales return experience. As of September 30, 2013, we recorded a 5% sales return allowance for the NutreStore® sales in the accompanying financial statements.

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

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Please refer to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 14, 2013, for a summary of material developments regarding legal proceedings reported in the Annual Report.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the Company issued an aggregate of 86,000 shares of common stock to certain shareholders, at a price of $3.60 per share for an aggregate price of $309,600.

On July 8, 2013, the Company refinanced a convertible note payable to Andrew K. Wood, an employee, with an original principal amount of $3,240 with a new convertible note totaling $3,564 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

On July 10, 2013, the Company refinanced a convertible note payable to Hiromi Saito, a third party, with an original principal amount of $25,000 with a new convertible note totaling $27,500 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

On July 11, 2013, the Company refinanced a convertible note payable to Suh Yung Min, a third party, with an original principal amount of $1,180,716 with a new convertible note totaling $1,298,788 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

On July 18, 2013, the Company issued a convertible note payable to the Takemoto Family, including shareholders, in the principal amount of $552,103, which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30.

In August 2013, the Company issued an aggregate of 114,039 shares of common stock to certain shareholders, at a price of $3.60 per share for an aggregate price of $409,232.

In August 2013, the Company issued 4,507 shares of common stock to IQ PR Inc. as payment for $16,225 of professional fees.

On September 7, 2013, the Company refinanced a convertible note payable to Hideki & Eiko Uehara, shareholders, with an original principal amount of $32,400 with a new convertible note totaling $35,640 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

On September 8, 2013, the Company refinanced a convertible note payable to Dennis Y. Teranish, a shareholder, with an original principal amount of $116,640 with a new convertible note totaling $128,304 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

On September 11, 2013, the Company issued and sold to certain accredited investors an aggregate of 3,020,501 units consisting of 3,020,501 shares of common stock and warrants for the purchase of 3,020,501 shares of common stock of the Company in a private placement transaction at a price of $2.50 per unit. The aggregate purchase price of the units was 7,551,252.

For its services as placement agent in connection with the transaction, the Company paid T.R. Winston & Company, LLC (“TRW”) a fee of $755,125, a non-accountable expense allowance of $75,513, and $50,000 as reimbursement of legal expenses. The Company also issued to TRW a common stock purchase warrant containing terms identical to the terms of the warrants issued to the accredited investors, for the purchase of up to 300,000 shares of common stock of the Company at an exercise price of $3.50 per share. Additional information regarding the transaction , including the terms of the securities issued in the transaction,  may be found in the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2013.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.
4.2	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.
4.3	Convertible Promissory Note, dated July 11, 2013, issued by the registrant to Yung Ming Suh.
4.4	Convertible Promissory Note, dated July 18, 2013, issued by the registrant to the Takemoto Family.

4.5	Convertible Promissory Note, dated October 5, 2013, issued by the registrant to MLPF&S Cust FBO Willis Lee.
4.6	Convertible Promissory Note, dated October 10, 2013, issued by the registrant to The Shitabata Family Trust.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: November 14, 2013		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Peter Ludlum
	By:	Peter Ludlum
	Its:	Chief Financial Officer (principal financial and accounting officer)

