Form 10-Q/A
period 2013-09-30
EMMAUS LIFE SCIENCES, INC.
filed 2014-05-08
CIK 1420031

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

20725 S. Western Avenue, Suite 136, Torrance, California 90501

(Address and zip code of principal executive offices)

(310) 214-0065

(Registrant’s telephone number, including area code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Emmaus Life Sciences, Inc. (“we,” “us,” “our,” and the “Company”) for the quarterly period ended September 30, 2013, as originally filed with the Securities and Exchange Commission ( the “Commission”) on November 14, 2013 (the “Original Filing”). This Amendment No. 1 amends the Original Filing to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three and nine month periods ended September 30, 2013 (the “Restatement”) and amend certain other information as indicated below. The details of the Restatement are discussed below and in Note 2 to the unaudited condensed consolidated financial statements contained in this Amendment No. 1.

In connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 31, 2013, we reviewed the accounting treatment of warrants issued to investors in the Company’s September 2013 private placement transaction (the “2013 Private Placement”). During this review we identified errors in our accounting for the valuation of the warrants and 2013 Private Placement transaction costs that impacted our previously issued unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2013 contained in the Original Filing.

In the 2013 Private Placement, the Company issued an aggregate of 3,020,501 units for an aggregate purchase price of $7,551,253.  Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are classified as a liability-classified derivative.  In preparing the condensed consolidated financial statements contained in the Original Filing, we incorrectly allocated the value of the transaction, as well as the transactions costs, between the shares of common stock and the warrants. The correction of these errors resulted in, among other things, derivative liabilities increasing by $4.1 million and additional paid-in capital decreasing by $3.3 million as of September 30, 2013, and transaction costs increasing by $1.0 million and other income related to the change in fair value of derivative liabilities increasing by $0.2 million for the three and nine months ended September 30, 2013. The impact of these errors, which did not affect periods prior to the quarterly period ended September 30, 2013, are further detailed in Note 2 to the unaudited condensed consolidated financial statements contained in this Amendment No. 1.

On April 11, 2014, the Audit Committee of our Board of Directors concluded that the unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2013 contained in our Original Filing should no longer be relied upon and approved management’s recommendation that the Company restate its unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2013 by filing an amendment to the Original Filing on this Form 10-Q/A. On April 16, 2014 the Company filed an Item 4.02 current report on Form 8-K relating to this matter.

Material Weakness

The Company has concluded that it has a material weakness in its internal controls, and that its disclosure controls and procedures were not effective as of the end of the period covered by the Original Filing. For more information regarding the material weakness, steps we have taken in response to the material weakness and our other plans for remediation, please see “Part I, Item 4 - Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Amendment

In addition to and coincident with restating the condensed consolidated financial statements and related disclosures contained in the Original Filing due to the matters described above as further detailed in Note 2 to the unaudited condensed consolidated financial statements contained in this Amendment No. 1, we are also including in Amendment No.1 revisions to the Original Filing to (i) correct the labeling of certain line items of our unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2013 and (ii) provide clarifications or additional disclosure relating to the following:

•                  The Company’s significant accounting policies;

•                  The Company’s methodology for determining the amortization period for certain intangible assets;

•                  Promissory and convertible notes payable outstanding as of September 30, 2013, and refinancing transactions involving certain short-term convertible notes;

•                  The Company’s issuances of stock options during the year ended December 31, 2012;

•                  The Company’s transactions with related parties and outstanding loans from related parties as of December 31, 2012 and September 30, 2013;

•                  The Company’s research and development expenses, general and administrative expenses and interest expense for the three and nine months ended September 30, 2013 and September 30, 2012; and

•                  The Company’s liquidity and capital resources as of September 30, 2013.

Certain items of these adjustments also affect quarterly period in 2012 and earlier quarters in 2013. While management does not believe the effect of these adjustments was material to the quarterly periods of 2012 and earlier quarters of 2013, the Company has corrected the accompanying condensed consolidated financial statements to correct the prior periods. In this Amendment No. 1, we are amending the following items to reflect the Restatement and the additional amendments described above:

•                  Part I - Item 1. Financial Statements (unaudited), including: our Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and September 30, 2012; our Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from December 20, 2000 to September 30, 2013; our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012 and from December 20, 2000 to September 30, 2013; and the Notes to our Condensed Consolidated Financial Statements;

•                  Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•                  Part I - Item 4. Controls and Procedures;

•                  Part II - Item 1A. Risk Factors; and

•                  Part II - Item 6. Exhibits.

This Amendment No. 1 includes certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1 dated as of the date hereof, and financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

This Amendment No. 1 amends and restates the Original Filing in its entirety. Except as set forth above, this Amendment speaks as of the date of the Original Filing and has not been updated to reflect events occurring subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q/A

 For the Quarterly Period Ended September 30, 2013

INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		(a) Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

		(b) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and 2012 and from December 20, 2000 (Inception) to September 30, 2013 (Unaudited)	2

		(c) Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Period from December 20, 2000 (Inception) to September 30, 2013 (Unaudited)	3

		(d) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and from December 20, 2000 (Inception) to September 30, 2013 (Unaudited)	6

		(e) Notes to Condensed Consolidated Financial Statements as of and for the Nine Months Ended September 30, 2013 (Unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4.	Controls and Procedures	33

Part II	Other Information

	Item 1.	Legal Proceedings	35

	Item 1A.	Risk Factors	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 3.	Defaults Upon Senior Securities	36

	Item 4.	Mine Safety Disclosures	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	37

Signatures

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2013	December 31, 2012(1)
	(unaudited)
	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,773,184	$402,823
Accounts receivable	24,886	80,279
Inventories, net	167,764	203,389
Marketable securities	808,794	—
Prepaid expenses and other current assets	74,510	62,833
Total current assets	6,849,138	749,324

PROPERTY AND EQUIPMENT, Net	26,961	38,769

OTHER ASSETS
Marketable securities, pledged to creditor	925,515	561,521
Intangibles, net	1,160,714	1,321,429
Notes receivable	18,000	18,000
Deposits	53,528	195,197
Total other assets	2,157,757	2,096,147
Total Assets	$9,033,856	$2,884,240

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,673,691	$2,560,278
Due to related party	394,446	394,446
Dissenting stockholders payable	125,000	200,000
Notes payable, net	1,783,045	867,710
Notes payable to related parties, net	1,258,355	3,071,331
Convertible notes payable, net	4,129,959	3,986,828
Convertible notes payable to related parties, net	546,882	640,867
Total current liabilities	10,911,378	11,721,460

LONG-TERM LIABILITIES
Derivative liabilities	6,569,000	—
Notes payable, net	200,000	700,000
Convertible notes payable, net	3,146,560	1,106,035
Total long-term liabilities	9,915,560	1,806,035
Total Liabilities	20,826,938	13,527,495

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 29,228,306 and 24,878,436 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	29,228	24,878
Additional paid-in capital	34,238,593	25,076,813
Accumulated other comprehensive income (loss)	673,044	(12,432)
Deficit accumulated during the development stage	(46,733,947)	(35,732,514)
Total Stockholders’ Deficit	(11,793,082)	(10,643,255)
Total Liabilities & Stockholders’ Deficit	$9,033,856	$2,884,240

The accompanying notes are an integral part of these financial statements.

(1)  See Note 2 to condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2013	2012(1)	2013	2012(1)	2013
	Restated		Restated		Restated

REVENUES, Net	$66,129	$113,126	$246,897	$365,409	$1,471,071

COST OF GOODS SOLD	48,445	36,585	147,418	86,358	924,766
GROSS PROFIT	17,684	76,541	99,479	279,051	546,305

OPERATING EXPENSES
Research and development	490,138	780,193	1,801,399	2,209,176	11,219,839
Selling	120,647	90,341	377,335	288,794	3,278,902
General and administrative	2,506,808	1,692,004	7,338,211	5,706,108	26,021,163
Transaction costs	1,014,019	—	1,014,019	—	1,802,912
	4,131,612	2,562,538	10,530,964	8,204,078	42,322,816

LOSS FROM OPERATIONS	(4,113,928)	(2,485,997)	(10,431,485)	(7,925,027)	(41,776,511)

OTHER INCOME (EXPENSE)
Gain on debt extinguishment	—	—	—	300,312	300,312
Realized loss on securities available-for-sale	—	—	—	(24,490)	(24,490)
Gain on derecognition of accounts payable	—	—	341,361	—	341,361
Change in fair value of derivative liabilities	291,000	—	291,000	—	291,000
Interest and other income	5,089	15,092	15,811	29,705	169,187
Interest expense	(567,491)	(884,496)	(1,668,501)	(2,776,893)	(6,459,884)
	(271,402)	(869,404)	(1,020,329)	(2,471,366)	(5,382,514)

LOSS BEFORE INCOME TAXES	$(4,385,330)	$(3,355,401)	$(11,451,814)	$(10,396,393)	$(47,159,025)
INCOME TAXES (BENEFIT)	(51,129)	113	(450,381)	5,913	(425,078)
NET LOSS	$(4,334,201)	$(3,355,514)	$(11,001,433)	$(10,402,306)	$(46,733,947)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on securities available-for-sale	81,261	(59,582)	719,857	(128,045)	715,472
Unrealized foreign translation	(7,949)	(21,269)	(34,381)	(55,800)	(42,427)
COMPREHENSIVE LOSS	$(4,260,889)	$(3,436,365)	$(10,315,957)	$(10,586,151)	$(46,060,902)
NET LOSS PER COMMON SHARE	$(0.16)	$(0.14)	$(0.43)	$(0.43)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	27,066,743	24,409,360	25,694,988	24,399,390

The accompanying notes are an integral part of these financial statements.

(1)  See Note 2 to condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 20, 2000 (INCEPTION) TO SEPTEMBER 30, 2013

(UNAUDITED)

	Common stock — par value $0.001 per share, 100,000,000 shares authorized		Additional	Accumulated Other	Deficit Accumulated during
	Shares	Common Stock	Paid-in Capital	Comprehensive Income	Development Stage	Total
Balance, December 31, 2000 (1) (2)	12,531,125	$12,531	$(2,931)	$—	$—	$9,600
Cashless exercise of warrants	413	—	—	—	—	—
Common stock issued for 2003, net of issuance cost	737,125	737	249,263	—	—	250,000
Common stock issued for 2004, net of issuance cost	1,459,270	1,459	503,616	—	—	505,075
Common stock issued for 2004, net of issuance cost	88,455	89	4,911	—	—	5,000
Common stock issued for 2004, net of issuance cost	67,817	68	137,932	—	—	138,000
Common stock issued for 2005, net of issuance cost	398,549	399	327,886	—	—	328,285
Common stock issued for 2006, net of issuance cost	523,388	523	824,517	—	—	825,040
Common stock issued for 2007, net of issuance cost	1,344,162	1,344	2,732,516	—	—	2,733,860
Common stock issued for 2008, net of issuance cost	1,226,959	1,227	3,389,464	—	—	3,390,691
Common stock issued for 2009, net of issuance cost	854,446	854	2,078,071	—	—	2,078,925
Common stock issued for 2010, net of issuance cost	705,900	706	1,643,588	—	—	1,644,294
Common stock issued for 2011, net of issuance cost	272,147	272	1,153,402	—	—	1,153,674
Common stock repurchased and cancelled from dissenting stockholders	(47,178)	(47)	(199,953)	—	—	(200,000)
Constructive distribution of retained loss to Additional Paid-in Capital	—	—	(34,406)	—	34,406	—
Conversion of notes payable to common stock	464,371	465	1,415,565	—	—	1,416,030
Foreign currency translation effect	—	—	—	(2,927)	—	(2,927)
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	1,469,343	—	—	1,469,343
Net loss	—	—	—	—	(21,618,800)	(21,618,800)
Proceeds from exercise of warrants	4,718	5	14,395	—	—	14,400
Shares issued for stock option exercised	11,794	12	35,960	—	—	35,972
Shares issued to existing shell stockholders in the reorganization	3,750,000	3,750	(3,750)	—	—	—
Stock options vested	—	—	35,196	—	—	35,196
Unrealized gain on securities available-for-sale	—	—	—	255,340	—	255,340
Warrants issued	—	—	2,557,923	—	—	2,557,923
Balance, December 31, 2011	24,393,461	24,394	18,332,508	252,413	(21,584,394)	(2,975,079)

(1)  Reflects recapitalization of members’ equity into (425,000 pre-merger) 12,531,125 shares of common stock of Emmaus Medical, Inc.

(2)  The stockholders’ equity (deficit) has been recapitalized to give effect to the share exchanged by existing stockholders pursuant to the merger agreement dated April 21, 2011, more fully discussed in the Recapitalization and change in legal status of entity footnotes to these financial statements.

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 20, 2000 (INCEPTION) TO SEPTEMBER 30, 2013 (CONTINUED)

(UNAUDITED)

	Common stock – par value				Deficit
	$0.001 per share, 100,000,000			Accumulated	Accumulated
	shares authorized		Additional	Other	during
		Common	Paid-in	Comprehensive	Development
	Shares	Stock	Capital	Income	Stage	Total

Balance, December 31, 2011	24,393,461	$24,394	$18,332,508	$252,413	$(21,584,394)	$(2,975,079)

Warrants issued in conjunction with convertible note	—	—	175,961	—	—	175,961
Warrants issued in conjunction with promissory note	—	—	1,485,835	—	—	1,485,835
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	256,761	—	—	256,761
Discount on noninterest bearing convertible note	—	—	25,562	—	—	25,562
Share-based compensation	—	—	3,181,360	—	—	3,181,360
Stock issued as a payment of professional fee	12,787	12	46,021	—	—	46,033
Stock issued for cash	472,188	472	1,572,805	—		1,573,277
Realized loss on marketable securities	—	—	—	24,490	—	24,490
Unrealized gain on marketable securities	—	—	—	(284,216)	—	(284,216)
Foreign currency translation effect	—	—	—	(5,119)	—	(5,119)
Net loss	—	—	—	—	(14,148,120)	(14,148,120)

Balance, December 31, 2012	24,878,436	24,878	25,076,813	(12,432)	(35,732,514)	(10,643,255)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 20, 2000 (INCEPTION) TO SEPTEMBER 30, 2013

(UNAUDITED)

	Common stock – par value				Deficit
	$0.001 per share, 100,000,000			Accumulated	Accumulated
	shares authorized		Additional	Other	during
		Common	Paid-in	Comprehensive	Development
	Shares	Stock	Capital	Income	Stage	Total

Balance, December 31, 2012	24,878,436	$24,878	$25,076,813	$(12,432)	$(35,732,514)	$(10,643,255)

Beneficial conversion feature relating to convertible and promissory notes payable	—	—	396,801	—	—	396,801
Warrant issued in conjunction with convertible note	—	—	116,831	—	—	116,831
Share-based compensation	—	—	3,677,967	—	—	3,677,967
Stock issued as a payment of professional fee	32,840	33	118,191	—	—	118,224
Stock issued for cash	500,284	500	1,800,522	—	—	1,801,022
Stock issued for cash	27,000	27	89,073	—	—	89,100
Equity components of stock and warrant units issued for cash (restated)	3,020,501	3,021	586,053	—	—	589,074
Conversion of notes payable to common stock	294,878	295	1,061,266	—	—	1,061,561
Conversion of notes payable to common stock	474,367	474	1,564,937	—	—	1,565,411
Loss on extinguishment of debt with related party	—	—	(249,861)	—	—	(249,861)
Unrealized gain on marketable securities (restated)	—	—	—	719,857	—	719,857
Foreign currency translation effect	—	—	—	(34,381)	—	(34,381)
Net loss (restated)	—	—	—	—	(11,001,433)	(11,001,433)

Balance, September 30, 2013 (restated)	29,228,306	$29,228	$34,238,593	$673,044	$(46,733,947)	$(11,793,082)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2013	2012(1)	2013
	Restated		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,001,433)	$(10,402,306)	$(46,733,947)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	177,886	146,089	1,262,503
Cost of scrapped inventory written off	—	—	235,537
Fair value of warrants issued for services	—	—	1,053,150
Interest expense accrued from discount of convertible note	762,000	2,156,547	4,108,109
Realized loss on marketable securities available-for-sale	—	24,490	24,490
Tax benefit recognized on unrealized gain on securities	(452,931)	—	(452,931)
Gain on debt extinguishment	—	(300,312)	(300,312)
Gain on derecognition of accounts payable	(341,361)	—	(341,361)
Share-based compensation	3,677,967	2,203,338	6,894,523
Change in fair value of derivative liabilities	(291,000)	—	(291,000)
Transaction costs from private placement	1,014,019	—	1,014,019
Net changes in operating assets and liabilities
Accounts receivable	54,672	(33,622)	(32,323)
Inventory	27,349	(59,553)	(411,194)
Prepaid expenses and other current assets	(15,016)	18,048	(96,801)
Deposits	140,776	164,341	(4,384)
Accounts payable and accrued expenses	610,466	1,661,531	3,166,643
Due to related party	—	—	394,446
Net cash flows used in operating activities	(5,636,606)	(4,421,409)	(30,510,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for license	—	(1,500,000)	(2,250,000)
Purchases of marketable securities	—	—	(1,131,813)
Purchases of property and equipment	(5,495)	(7,385)	(199,858)
Net cash flows from (used in) investing activities	(5,495)	(1,507,385)	(3,581,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	—	—	299,500
Repayment of line of credit	—	—	(299,500)
Proceeds from notes payable issued	4,705,467	4,545,660	12,563,318
Proceeds from convertible notes payable issued	3,147,298	1,712,365	10,509,443
Due to dissenters	(75,000)	—	(75,000)
Payments of notes payable	(4,298,385)	—	(5,605,628)
Payments of convertible notes payable	(754,480)	(350,100)	(1,104,580)
Proceeds from private placement units, net of transaction costs	6,435,055	—	6,435,055
Proceeds from issuance of common stock	1,890,122	79,034	17,181,809
Net cash flows from financing activities	11,050,077	5,986,959	39,904,417
Effect of exchange rate changes on cash	(37,615)	(38,317)	(50,329)

Net increase in cash and cash equivalents	5,370,361	19,848	5,761,584
Cash and cash equivalents, beginning of period	402,823	313,684	—
Cash acquired	—	—	11,600
Cash and cash equivalents, end of period	$5,773,184	$333,532	$5,773,184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$187,823	$159,677	$889,980
Income taxes paid	$2,550	$5,913	$27,853
Non-cash financing activities:
Stock issued as a payment of professional fee	$118,224	$—	$164,257
Conversion of notes payable to common stock	$2,606,100	$—	$4,022,130
Conversion of accrued interest payable to common stock	$20,872	$—	$20,872
Disposal of pledged marketable securities	$—	$(565,907)	$(565,907)
Cancellation of secured debt by transfer of collateral	$—	$841,729	$841,729

The accompanying notes are an integral part of these financial statements.

(1)         See Note 2 to condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS

Organization — Emmaus Life Sciences, Inc. (the “Company” or “Emmaus”), which is engaged in the discovery, development, and commercialization of treatments and therapies for rare diseases, was incorporated in the state of Delaware on September 24, 2007.  Pursuant to an Agreement and Plan of Merger, dated April 21, 2011 (the “Merger Agreement”), by and among the Company, AFH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“AFH Merger Sub”), AFH Holding and Advisory, LLC, and Emmaus Medical, Inc. (“Emmaus Medical”), Emmaus Medical merged with and into AFH Merger Sub with Emmaus Medical continuing as the surviving entity (the “Merger”).  Upon the closing of the Merger, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” and became the parent company of Emmaus Medical.  The Company changed its name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.” on September 14, 2011.

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

In November 2011, the Company formed Emmaus Medical Europe, Ltd. (“EM Europe”), a wholly-owned subsidiary of Emmaus Medical.  EM Europe’s primary focus is expanding our business in Europe.

Emmaus, its wholly-owned subsidiary, Emmaus Medical, and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation, EM Japan and EM Europe, are collectively referred to herein as the “Company”.

Nature of Business — The Company has undertaken the business of developing and commercializing cost-effective treatments and therapies for rare diseases.  The Company’s primary business purpose is to continue its late-stage development of the amino acid L-glutamine as a prescription drug for the treatment of sickle cell disease (“SCD”).  The Company’s current focus is to complete the Phase 3 clinical trial of its product candidate for SCD treatment, which involves over 31 trial research sites and 230 patients.

To a lesser extent, the Company is also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution], which has received FDA approval, as a treatment for Short Bowel Syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication.   The Company’s indirect wholly-owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. The Company also owns a minority interest in CellSeed, Inc., a Japanese company listed on the Tokyo Stock Exchange, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment.

The Company also has certain rights to regenerative medicine products owned by CellSeed and is involved in research focused on providing innovative solutions for tissue-engineering through the development of novel cell harvest methods and 3-dimensional living tissue replacement products for “cell sheet therapy” and regenerative medicine and the commercialization of such products.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) as found in the Accounting Standards Codification (‘‘ASC’’) and Accounting Standards Update (‘‘ASU’’) of the Financial Accounting Standards Board (‘‘FASB’’). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2013 and 2012 and the period since inception.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2012, and the notes thereto, which are included in the Company’s filings with the Securities and Exchange Commission.

Restatement of Prior Period Amounts — In connection with the preparation of our December 31, 2013 consolidated financial statements, we identified the following material errors in our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013.

On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant. The aggregate gross purchase price for the units was $6,435,055 after transaction costs.   The Company incorrectly allocated the value of the transaction between the shares of common stock and the warrants based on their relative value, instead of allocating value first to the warrants to the extent of their fair value, as is required by generally accepted accounting principles, and allocating the residual to the common shares. In addition, the costs of the transaction were incorrectly allocated entirely to the common shares instead of between the common shares and liability-classified warrants. As a result, we are amending our previously filed Quarterly Report on Form 10-Q for the third quarter ended September 30, 2013 to correctly account for the above matters, which resulted in Derivative Liabilities increasing by $4.1 million and Additional Paid-in Capital decreasing by $3.3 million as of September 30, 2013, and Transaction Costs increasing by $1.0 million and other income related to the Change in fair value of Derivative Liabilities increasing by $0.2 million for the three and nine months ended September 30, 2013. These errors did not affect periods prior to the quarter ended September 30, 2013.

The following tables present the impact of these restatements on the Company’s condensed consolidated financial statements as of September 30, 2013, for the three and nine months ended September 30, 2013 and for the period from inception to September 30, 2013, as well as the impact of certain other immaterial corrections to these periods as described below.

	Nine months ended September 30, 2013
	As Previously Reported	Restatement Adjustment	Immaterial Error Correction	As Restated
Condensed Consolidated Balance Sheet
Derivative liabilities	2,441,382	4,127,618	—	6,569,000
Total long-term liabilities	5,787,942	4,127,618	—	9,915,560
Total liabilities	16,304,874	4,127,618	394,446	20,826,938
Additional paid-in capital	38,415,254	(3,357,020)	(819,641)	34,238,593
Deficit accumulated during the development stage	(46,838,971)	(770,597)	875,621	(46,733,947)
Total stockholders’ deficit	(7,271,018)	(4,127,618)	(394,446)	(11,793,082)

Condensed Consolidated Statements of Comprehensive Loss
Transaction costs	—	1,014,019	—	1,014,019
Total operating expenses	9,799,170	1,014,019	(282,225)	10,530,964
Loss from operations	(9,699,691)	(1,014,019)	282,225	(10,431,485)
Change in fair value of derivative liabilities	47,578	243,422	—	291,000
Total other income (expense)	(1,119,166)	243,422	(144,585)	(1,020,329)
Loss before income taxes	(10,818,857)	(770,597)	137,639	(11,451,815)
Net loss	(10,821,407)	(770,597)	590,571	(11,001,433)
Comprehensive loss	(9,683,000)	(770,597)	137,639	(10,315,957)
Loss per share (1)	(0.44)			(0.43)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
2013 Equity component of stock and warrant units issued for cash	3,946,095	(3,357,021)	—	589,074
2013 Net loss	(10,821,407)	(770,597)	590,571	(11,001,433)
Total stockholders’ deficit	(7,271,018)	(4,127,618)	(394,446)	(11,793,082)

Condensed Consolidated Statements of Cash Flows (2)
Change in fair value of derivative liabilities	(47,578)	(243,422)	—	(291,000)
Transaction costs	—	1,014,019	—	1,014,019

(1)   includes impact of including shares canceled in June 2013 until all contingencies have been resolved

(2)   no changes to net cash flows from (used in) operating activities, investing activities or financing activities

	Three months ended September 30, 2013
	As Previously Reported	Restatement Adjustment	Immaterial Error Correction	As Restated
Condensed Consolidated Statements of Comprehensive Loss
Transaction costs	—	1,014,019	—	1,014,019
Total operating expenses	3,210,828	1,014,019	(93,235)	4,131,612
Loss from operations	(3,193,144)	(1,014,019)	93,235	(4,113,928)
Change in fair value of derivative liabilities	47,578	243,422	—	291,000
Total other income (expense)	(514,824)	243,422	—	(271,402)
Loss before income taxes	(3,707,968)	(770,597)	93,235	(4,385,330)
Net loss	(3,707,968)	(770,597)	144,364	(4,334,201)
Comprehensive loss	(3,583,527)	(770,597)	93,235	(4,260,889)
Loss per share (1)	(0.15)			(0.16)

(1)   includes impact of including shares canceled in June 2013 until all contingencies have been resolved

	For the period from December 20, 2000 (inception) to September 30, 2013
	As Previously Reported	Restatement Adjustment	Immaterial Error Correction	As Restated
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
2013 Equity component of stock and warrant units issued for cash	3,946,095	(3,357,021)	—	589,074
2013 Net loss	(10,821,407)	(770,597)	590,571	(11,001,433)
Total stockholders’ deficit	(7,271,018)	(4,127,618)	(394,446)	(11,793,082)

Condensed Consolidated Statements of Comprehensive Loss
Transaction costs	788,893	1,014,019	—	1,802,912
Total operating expenses	41,876,072	1,014,019	(567,275)	42,322,816
Loss from operations	(41,329,767)	(1,014,019)	567,275	(41,776,511)
Change in fair value of derivative liabilities	47,578	243,422	—	291,000
Total other income (expense)	(5,481,351)	243,422	(144,585)	(5,382,514)
Loss before income taxes	(46,811,118)	(770,597)	422,690	(47,159,025)
Net loss	(46,838,971)	(770,597)	875,621	(46,733,947)
Comprehensive loss	(45,712,995)	(770,597)	422,690	(46,060,902)

Condensed Consolidated Statements of Cash Flows (2)
Change in fair value of derivative liabilities	(47,578)	(243,422)	—	(291,000)
Transaction costs from private placement	—	1,014,019	—	1,014,019

(2)   no changes to net cash flows from (used in) operating activities, investing activities or financing activities

Immaterial Corrections of Prior Year Amounts — During the preparation of its December 31, 2013 consolidated financial statements, the Company identified the following immaterial errors in its December 31, 2012 annual and quarterly condensed consolidated financial statements which have been corrected in the accompanying condensed consolidated financial statements:

a)             The Company incorrectly recognized share-based compensation expense prior to the grant date for stock options awarded to certain employees and consultants. The impact of this correction resulted in a reduction of share-based compensation expense of $0.1 million for each of the second, third and fourth quarters of 2012, $0.3 million for the year ended December 31, 2012, and $0.1 million for each of the first, second and third quarters of 2013.

b)             In June 2012, the Company incorrectly recorded the gain relating to the settlement of a loan as a gain on marketable securities. This has been corrected to show a gain on debt extinguishment of $300,312 and a realized loss on securities available-for-sale of $24,490, with no change in total net loss for the quarter ended June 30, 2012.

We have also identified the following immaterial errors in our 2013 quarterly financial statements, the effects of which have been addressed in the accompanying condensed consolidated financial statements:

a)             In the quarter ended June 30, 2013, the Company incorrectly accounted for the May 2013 issuance of shares of common stock to the Company’s CEO in exchange for the termination of a promissory note held by our CEO and accrued interest thereon. The remaining unamortized loan discount of $249,861 was originally recorded as interest expense. This has been corrected to report the remaining unamortized loan discount of $249,861 as a debt extinguishment loss between related entities which is recorded as a capital transaction in the accompanying condensed consolidated financial statements.

b)             In the quarter ended June 30, 2013, the Company incorrectly recorded the cancelation of shares of the Company’s common stock held by AFH Advisory, Griffin and the Foundation, and the cancelation of a payment obligation to AFH Advisory in the amount of $394,446. The cancelations had been ordered by the court in connection with a partial summary judgment in the Company’s favor in the ongoing litigation against AFH Advisoy, as further described in Note 9 — Related Party Transactions.  While the partial summary judgment in favor of the Company led to the cancelation of 2,504,249 shares of the Company’s common stock by the Company’s transfer agent on June 28, 2013, the cancelation of such shares and payment obligation is subject to appeal until 30 days after the completion of final court proceedings. The Company has made an adjustment to the accompanying condensed consolidated financial statements to present these shares as outstanding, and has restored $394,446 to the balance sheet as an amount due to related parties until the right of appeal has lapsed and all contingencies have been resolved.

Going concern — The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has losses for the nine months ended September 30, 2013 totaling $11,001,433 as well as an accumulated deficit since inception amounting to $46,733,947. In addition, the Company has a significant amount of notes payable and other obligations due within the next year and is projecting that its operating losses and expected capital needs will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future, including the expected costs relating to the commercialization of the Company’s L-glutamine treatment for SCD.  In order to meet the Company’s expected obligations, management intends to raise additional funds through equity and debt offerings and partnership agreements.  However, there can be no assurance that the Company will be able to obtain any additional equity and debt financings or enter into partnership agreements.  Therefore, due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recapitalization and change in legal status of entity

2003 Recapitalization — In October 2003, Emmaus Medical acquired substantially all of the assets of Emmaus Medical, LLC.  The stockholders of Emmaus Medical were substantially the same as the members of Emmaus Medical, LLC.  As such, the transaction was accounted for as a transfer of assets between entities under common control pursuant to accounting standards codification 805, Business Combinations.

The effect of the recapitalization was to retroactively present the stockholders’ equity (deficit) of Emmaus Medical, Inc. (the surviving entity) to the earliest period presented in the financial statements.  This recapitalization had no effect on results of operations for any period presented.  Also, concurrent with the recapitalization, Emmaus Medical changed its legal status from a Limited Liability Company to a “C” Corporation.  In connection with this change, deficits accumulated in the Limited Liability Company were transferred to additional paid in capital.

2011 Merger — Pursuant to the Merger Agreement, Emmaus Medical merged with and into AFH Merger Sub with Emmaus Medical continuing as the surviving entity (the “Merger”).

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

For accounting purposes, the Merger transaction was accounted for as a reverse merger. The transaction has been treated as a recapitalization of Emmaus Medical and its subsidiaries.  This resulted in Emmaus Life Sciences, Inc. (the legal acquirer of Emmaus Medical and its subsidiaries) being considered the accounting acquiree, and Emmaus Medical whose management took control of Emmaus Life Sciences, Inc. (the legal acquiree of Emmaus Medical) being considered the accounting acquirer.

Principles of consolidation — The condensed consolidated financial statements include the accounts of the Company (and its wholly-owned subsidiary, Emmaus Medical, Inc., and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation, EM Japan and EM Europe).  All significant intercompany transactions have been eliminated.

Development stage company — The Company is a development stage company as defined in accounting principles generally accepted in the United States of America. The Company is considered a development stage company because it devotes substantially all of its time to research and development for potential pharmaceutical products and to establish its business and operations. The minimal sales for the period from December 20, 2000 (date of inception) to September 30, 2013 are from NutreStore and the products of Newfield Nutrition Corporation which are not considered part of the Company’s principal operations.

Estimates — Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among other things, management has estimated the useful lives of equipment and other assets, along with the variables used to calculate the valuation of stock options and warrants using the Black-Scholes-Merton option valuation model.  Actual results could differ from those estimates.

In addition, the initial value of the derivative liability as of September 11, 2013 and the change in fair value of the derivative liability as of September 30, 2013 were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future.

Cash and cash equivalents — Cash and cash equivalents include short-term securities with original maturities of less than ninety days. The Company maintains its cash and cash equivalents at insured financial institutions, the balances of which may, at times, exceed federally insured limits.  Management believes that the risk of loss due to the concentrations is minimal.

Inventories — Inventories as of September 30, 2013 are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the inventory purchases during the nine months ended September 30, 2013 were from two vendors and during 2012 were from one vendor.

Inventory by category	September 30, 2013	December 31, 2012
Work-in-process	59,944	—
Finished goods	107,820	203,389
	$167,764	$203,389

Deposits — Carrying value of amounts transferred to third parties for security purposes that are expected to be returned or applied towards payment after one year or beyond the operating cycle, if longer, are recorded as deposits.  Deposit amounts consist of retainer payments for professional services, amounts paid to the Company’s contract research organization for FDA Phase 3 clinical trial activities and security deposits for our offices.

Revenue recognition — Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.

With prior written approval of the Company, in certain situations, product is returnable only by our direct customers for a returned goods credit for product that is expired, damaged in transit, or which is discontinued, withdrawn or recalled.

The Company estimates its sales returns based upon its prior sales and return history and accrues a Sales Return Allowance at the time of sale.  Historically, sales returns have been immaterial.

The Company pays royalties on an annual basis based on existing license arrangements.  These royalties are recognized as cost of goods sold upon sale of the products.

Allowance for doubtful accounts — The Company provides an allowance for uncollectible accounts based upon prior experience and management’s assessment of the collectability of existing specific accounts.

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2013 and 2012 were $161,301 and $134,221, respectively. Advertising costs from December 20, 2000 (date of inception) to September 30, 2013 were approximately $577,829.

Property and equipment — Leaseholds, furniture, and fixtures are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

Intangibles — The Company’s intangible assets include license issue fees and patent costs relating to a license agreement (Note 4). These intangible assets are amortized over a period of 3 to 7 years, the estimated legal life of the patents and economic life of the license agreements.  The intangible assets are assessed by management, for potential impairment on an annual basis.  No impairment existed as of September 30, 2013 and December 31, 2012.

Impairment of long-lived assets — The Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.  If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to consolidated statement of comprehensive loss in the period in which the long-lived asset impairment is determined to have occurred.

The Company has determined that no impairment of the carrying value of its long-lived assets existed at September 30, 2013 and December 31, 2012.

There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

Research and development — Research and development consist of expenditures for the research and development of new products and technologies, which primarily involve contract research, payroll-related expenses, and other related supplies.  Research and development costs are expensed as incurred. Intangible assets acquired for research and development purposes are capitalized if they have alternative future use.

Share-based compensation — The Company recognizes compensation cost for share-based compensation awards over the service term of the recipients of the share-based awards.  The fair value of share-based compensation is calculated using the Black-Scholes-Merton pricing model.  The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The expected term of awards granted is derived from historical data on awards exercised and post-vesting employment termination behavior.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate on the grant date that corresponds to the expected term of the award.  The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies.  These factors could change, affecting the determination of share-based compensation expense in future periods.

Income taxes — The Company accounts for income taxes under the asset and liability method, wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through the generation of future taxable income for the related jurisdictions.

For balance sheet presentation, current deferred tax assets and liabilities within each tax jurisdiction have been offset and presented as a single amount and non-current deferred tax assets and liabilities within each tax jurisdiction have been offset and presented as a single amount.

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of September 30, 2013, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.  In the event the Company is assessed interest and/or penalties such amounts will be classified as income tax expense in the financial statements.

As of September 30, 2013, all federal tax returns since 2010 and state tax returns since 2009 are still subject to adjustment upon audit.  No tax returns are currently being examined by the taxing authorities.

Comprehensive income (loss) — Comprehensive income (loss) includes net loss and other comprehensive income (loss).  The items of other comprehensive income (loss) for the Company are unrealized gains and losses on marketable securities classified as available-for-sale and foreign translation adjustments relating to its subsidiaries.  When the Company realizes a gain or loss on securities available-for-sale for which an unrealized gain or loss was previously recognized, a corresponding reclassification adjustment is made to remove the unrealized gain or loss from accumulated other comprehensive income (loss) and reflect the realized gain or loss in current operations.

Marketable securities — Investment securities as of September 30, 2013 and December 31, 2012 are classified as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss in accumulated other comprehensive income (loss). The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed, Inc. securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 73,550 shares of CellSeed stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share.  CellSeed’s IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010.  As of September 30, 2013 and December 31, 2012, the closing price per share was 2,318 Yen and 661 Yen, respectively.

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

As of September 30, 2013, 34,300 shares of CellSeed stock are classified as a current asset and 39,250 shares of CellSeed stock that are pledged against the note, which is due in 2016, are classified as marketable securities, pledged to creditor.  Subsequent to September 30, 2013 but prior to the date of this report, the Company sold 25,000 of the shares classified as a current asset in open market transactions. As of December 31, 2012, 100% of the investment in CellSeed was classified as a long-term asset in the accompanying consolidated balance sheet as the entire investment was assigned as collateral to secure the $500,000 convertible note issued to Mitsubishi.

Gain on derecognition of accounts payable — The Company derecognizes accounts payable and records gain when the related contractual obligation is discharged, cancelled or expired.  During the nine months ended September 30, 2013, the Company recorded a total of $341,361 as a gain on derecognition of accounts payable due to reaching a settlement with a creditor in regards to the amounts owed relating to services provided to the Company.

Foreign Currency Translation - The Company’s reporting currency is the U.S. dollar. The yen and the euro are the functional currencies of our subsidiaries, EM Japan and EM Europe, respectively, as they are the primary currencies within the economic environments in which EM Japan and EM Europe operate. Assets and liabilities of their operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are reported in other comprehensive income or loss.

Financial Instruments - Financial instruments included in our financial statements are comprised of cash and cash equivalents, short-term and long-term available-for-sale investments, accounts receivable, derivative financial instruments, accounts payable, certain accrued liabilities, convertible notes, promissory notes, due to related party, dissenting stockholders payable, contingent consideration and other contingent liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, due to related party, and dissenting stockholders payable approximate their fair values due to the short-term nature of those instruments.

Fair value measurements — The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company measures fair value under a framework that provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described as follows:

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

If the asset or liability has a specified (contractual) term, the Level 2 inputs must be observable for substantially the full term of the asset or liability.

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

Type of Loan	Term of Loan	Annual Interest Rate	Original Loan Principal Amount	Conv. Rate	Beneficial Conversion Discount Amount	Warrants	Strike Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2012 Convertible notes payable	Due on demand up to 1 year	8% to 10%	$2,794,187	$3.30 to $3.60	$256,761	86,573	$1.00 to 75% of FMV	$175,961	15.4% to 101.0%
2013 Convertible notes payable	1 to 2 years	10%	3,079,666	$3.30	396,801	50,000	$3.30	116,831	19.1% to 61.6%
2012 Notes payable	Due on demand up to 2 years	1% to 11%	2,641,768	NA	—	1,381,020	$1.00 to $2.50	1,485,835	54.6% to 67.8%
Total			$8,515,621		$653,562	1,517,593		$1,778,627

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

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2013:

Derivative Instruments — Stock Purchase Warrants
Balance at December 31, 2012	$—
Fair value at issuance date	6,860,000
Change in fair value included in the statement of comprehensive loss	(291,000)
Balance at September 30, 2013	$6,569,000

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

	September 30, 2013	Initial Value
Risk-free interest rate	1.39%	1.72%
Expected volatility (peer group)	69.70%	72.40%
Expected life (in years)	4.95	5.00
Expected dividend yield	—	—
Number outstanding	3,020,501	3,020,501
Fair value at issue date	$6,860,000	$6,860,000

Net loss per share — In accordance with FASB ASC Topic 260, Earnings per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Dilutive loss per share is computed similar to the basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2013 and 2012, there were 13,811,989 and 6,331,996 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

Recent accounting pronouncements — In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective for reporting periods beginning after December 15, 2012. Other than a change in presentation, the adoption of these amendments to the accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2013	December 31, 2012
Equipment	$125,617	$120,603
Leasehold improvements	23,054	23,054
Furniture and fixtures	52,269	52,269
Sub total	200,940	195,926
Less: accumulated depreciation	(173,979)	(157,157)
Total	$26,961	$38,769

During the nine months ended September 30, 2013 and 2012, depreciation expense was $17,172 and $20,694, respectively.  Depreciation expense from December 20, 2000 (date of inception) to September 30, 2013 was $174,329, net of a $350 difference relative to the amount of accumulated depreciation reported on the balance sheet.  The difference is due to foreign exchange rates applied for income statement purposes.

NOTE 4 — INTANGIBLE ASSETS

The Company is licensed to market and sell NutreStore® [L-glutamine powder for oral solution] as a treatment for short bowel syndrome (“SBS”).

In April 2011, the Company entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, an addendum to the agreements.  Pursuant to the Individual Agreement, CellSeed granted the Company the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) for the cornea in the United States and agreed to disclose to us its accumulated information package for the joint development of CAOMECS. Under the Individual Agreement, the Company agreed to pay CellSeed $1.5 million, which it paid in February 2012. The technology acquired under the Individual Agreement is being used to support an ongoing research and development project and management believes the technology has alternative future uses in other future development initiatives.

Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products.  Under the Research Agreement, as supplemented by the addendum, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the accumulated information package, as defined in the Research Agreement, to us and our providing written confirmation of its acceptance of the complete package, which has not yet been completed as of September 30, 2013.

The Company has estimated the economic life of the CAOMECS produced in connection with the CellSeed Research and Individual Agreement at seven years. The determination of this life is based in part on the Company’s estimate of economic useful life and the time period in which the Company may enjoy an advantage over competing technologies and techniques. Key reasons for a useful life shorter than the life of a patent include: (i) the patents related to this technology are yet to be approved, (ii) potential redundancy with similar medication/device due to changes in market preferences, (iii) uncertainty of regulatory approval and (iv) potential development of new treatments for the same disease.

Intangible assets consisted of the following at:

	September 30, 2013	December 31, 2012
License fees and patent filing costs	$2,250,000	$2,250,000
Less: accumulated amortization	(1,089,286)	(928,571)
Total	$1,160,714	$1,321,429

During the nine months ended September 30, 2013 and 2012, amortization expense was $160,714 and $125,000, respectively.  Amortization expense from December 20, 2000 (date of inception) to September 30, 2013 was $1,089,286.  Expected amortization expense for the year ended December 31, 2013 is estimated to be approximately $214,286.

As of September 30, 2013 estimated aggregate amortization expense for the next five years is as follows:

Periods ending December 31	Amount
2013	$53,571
2014	214,286
2015	214,286
2016	214,286
2017	214,286
Thereafter	249,999
Total	$1,160,714

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	September 30, 2013	December 31, 2012
Accounts payable
Clinical trial management expenses	$330,460	$527,868
Legal expenses	418,683	609,823
Other vendors	575,123	619,886
Subtotal	1,324,266	1,757,577
Accrued interest payable, related parties	193,742	64,550
Accrued interest payable	523,127	246,843
Accrued expenses	147,556	89,641
Deferred salary	485,000	401,667
Total accounts payable and accrued expenses	$2,673,691	$2,560,278

NOTE 6 — NOTES PAYABLE

Notes payable consisted of the following at September 30, 2013:

Year Issued	Interest rate range	Term of Notes	Conv. Price	Principal Outstanding September 30, 2013	Discount Amount September 30, 2013	Carrying Amount September 30, 2013	Shares Underlying Principal as of September 30, 2013	Principal Outstanding December 31, 2012	Discount Amount December 31, 2012	Carrying Amount December 31, 2012	Shares Underlying Principal as of December 31, 2012
Convertible notes payable
2009	6.5%	5 years	$3.05	$269,207	$—	$269,207	88,197	$294,355	$—	$294,355	96,436
2010	0 ~ 6.0%	5 years	$3.05	74,000	9,585	64,415	24,248	74,000	13,420	60,580	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2012	10%	Due on demand ~ 2 years	$3.30 ~$3.60	2,004,973	—	2,004,973	558,187	4,307,107	69,179	4,237,928	1,241,925
2013	10%	Due on demand ~ 2 years	$3.30 ~$3.60	4,777,459	339,535	4,437,924	1,404,835	—	—	—	—
				$7,625,639	$349,120	$7,276,519	2,239,276	$5,175,462	$82,599	$5,092,863	1,526,418

		Current		$4,386,741	$256,782	$4,129,959	1,280,676	$4,056,007	$69,179	$3,986,828	1,170,922
		Non-current		$3,238,898	$92,338	$3,146,560	958,600	$1,119,455	$13,420	$1,106,035	355,496

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$511,242	$—	511,242	151,430	$388,800	$17,084	$371,716	117,819
2013	10%	1 year	$3.60	35,640	—	35,640	9,900	278,642	9,491	269,151	77,403
				$546,882	$—	546,882	161,330	$667,442	$26,575	$640,867	195,222

		Current		$546,882	$—	$546,882	161,330	$667,442	$26,575	$640,867	195,222

Notes payable
2012	2% ~ 11%	Due on demand ~ 2 years	NA	$833,335	$67,690	$765,645	—	$1,782,060	$214,350	$1,567,710	—
2013	2% ~ 10%	Due on demand ~ 2 years	NA	1,217,400	—	1,217,400	—	—	—	—	—
				$2,050,735	$67,690	$1,983,045	—	$1,782,060	$214,350	$1,567,710	—

		Current		$1,850,735	$67,690	$1,783,045	—	$1,082,060	$214,350	$867,710	—
		Non-current		$200,000	$—	$200,000	—	$700,000	$—	$700,000	—

Notes payable - related party
2009	6.5%	Due on demand	NA	$—	$—	$—	—	$272,800	$—	$272,800	—
2011	8%	2 years	NA	—	—	—	—	200,000	—	200,000	—
2012	1% ~ 11%	Due on demand ~ 2 years	NA	1,225,440	17,085	1,208,355	—	3,207,133	608,602	2,598,531	—
2013	8%	Due on demand	NA	50,000	—	50,000	—	—	—	—	—
				$1,275,440	$17,085	$1,258,355	—	$3,679,933	$608,602	$3,071,331	—

		Current		$1,275,440	$17,085	$1,258,355	—	$3,679,933	$608,602	$3,071,331	—

		Grand Total		$11,498,696	$433,895	$11,064,801	2,400,606	$11,304,897	$932,126	$10,372,771	1,721,640

All due on demand notes are treated as current liabilities.

The average stated interest rate of notes payable as of September 30, 2013 and December 31, 2012 was 10% and 8%, respectively.  The average effective interest rate of notes payable as of September 30, 2013 and December 31, 2012 was 20% and 25%, respectively after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes.  The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company’s common stock at the stated conversion price at any time during the term of their convertible notes. Conversion prices on the convertible notes payable range from $3.05 to $3.60 per share. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

From September 30, 2013	Payments by Year
2013	$4,488,622
2014	3,772,776
2015	2,737,298
2016	500,000
Total	$11,498,696

The Company estimated the total fair value of any beneficial conversion feature and accompanying warrants in allocating the debt proceeds.  The proceeds allocated to the beneficial conversion feature were determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of the Company’s common stock as of the date of issuance.  The fair value of the warrants was determined using the Black-Scholes-Merton option pricing model with the following inputs:

Stock Price	$3.60
Exercise Price	$1.00 ~ $3.60
Term	2 ~ 10 years
Risk-Free Rate	0.30 ~ 2.22%
Dividend Yield	0%
Volatility	99.89 ~ 141.70%

In situations where the debt included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on the pro-rata fair value.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Private Placement — On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit (the Private Placement).  Each unit consisted of one share of common stock and one common stock warrant for the purchase of an additional share of common stock. The aggregate purchase price for the units was $7,551,253.

The warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. These warrants may be exercised on a cashless basis after twelve months from the date of issuance if the shares of common stock underlying the warrant are not registered at the time of exercise. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as a liability-classified derivative instrument, were originally recorded at fair value, and will be adjusted to fair market value each reporting period.

Stock warrants — During the year ended December 31, 2012, the Company issued warrants in connection with the issuance of convertible notes to purchase an aggregate of 56,573 shares of common stock at a per share exercise price equal to 75% of the per share fair market value of the Company’s common stock on the date prior to exercise. During this period, the Company also issued warrants to purchase a total of 1,911,020 shares of common stock at an exercise price of $1.00 per share and 1,000,000 shares of common stock at an exercise price of $2.50 per share. In September 2012, the Company canceled warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share that had previously been issued to a director who advised the Company that he would not be standing for re-election to the board of directors.

In addition to the warrants issued in connection with the units discussed above, during the nine months ended September 30, 2013, the Company issued warrants in connection with the issuance of a convertible note to purchase an aggregate of 50,000 shares of common stock at a per share exercise price equal to $3.30 per share.

A summary of outstanding warrants as of September 30, 2013 is presented below.

	Nine months ended September 30, 2013	Year ended December 31, 2012
Warrants outstanding, beginning of period	3,408,795	941,202
Granted	3,370,501	2,967,593
Exercised	—	—
Cancelled, forfeited and expired		(500,000)
Warrants outstanding, end of period	6,779,296	3,408,795

	Outstanding			Exercisable
Exercise Price	Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
Balance 2011
$1.00	311,038	0.93	$1.00	311,038	$1.00
75% of FMV	331,670	0.93	75% of FMV	331,670	75% of FMV
$3.05	298,494	1.60	$3.05	298,494	$3.05
total	941,202			941,202

During 2012
$1.00	1,411,020	1.28	$1.00	911,020	$1.00
75% of FMV	56,573	1.49	75% of FMV	56,573	75% of FMV
$2.50	1,000,000	1.91	$2.50	1,000,000	$2.50
2012 total	2,467,593			1,967,593

During 2013
$3.50	3,320,501	4.95	$3.50	3,320,501	$3.50
$3.30	50,000	4.59	$3.30	50,000	$3.30
2013 total	3,370,501			3,370,501

Stock options — Management has valued stock options at their date of grant utilizing the Black-Scholes-Merton Option pricing model.   The fair value of the underlying shares was determined based on recent sales of Company shares to third parties. The expected volatility was calculated using the historical volatility of a similar public entity in the industry.

	February 28, 2013	April 2, 2012
Stock price	$3.60	$3.60
Exercise price	$3.60	$3.60
Term	10 years	10 years
Risk-Free Interest Rate	1.89%	2.22%
Dividend Yield	0%	0%
Volatility	119.30%	141.70%

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

The risk—free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.

During the nine months ended September 30, 2013, the Company’s Board of Directors approved 3,305,000 options to its directors, officers, employees and a consultant.  While the terms of these grants were communicated to the individuals receiving the grants at the time of Board of Director approval, the actual option grants were not finalized until February 28, 2014.  The fair value of these options issued was approximately $10.5 million.  Except for 30,000 options, which will be vested in one year,  the options will vest equally over 3 years starting February 28, 2014 and are exercisable at $3.60 per share through 2023.  The total outstanding options as of September 30, 2013 are 4,504,000 under the 2011 Stock Incentive Plan and 4,515,795 including options issued prior to the 2011 Stock Incentive Plan.

A summary of outstanding options as of September 30, 2013 is presented below.

		2011 Stock Incentive Plan
	Prior Plan	September 30, 2013	December 31, 2012
Options outstanding, beginning of period	11,795	1,199,000	61,000
Granted	—	3,305,000	1,150,000
Exercised	—	—	—
Cancelled, forfeited and expired	—	—	(12,000)
Options outstanding, end of period	11,795	4,504,000	1,199,000

Registration Rights — Pursuant to the September 11, 2013 Private Placement, the Company agreed to use its commercially reasonable best efforts to have on file with the Securities and Exchange Commission, within twelve months of September 11, 2013 and at the Company’s sole expense, a registration statement (“Registration Statement”) to permit the public resale of all of the shares of common stock and shares of common stock underlying the warrants issued to investors in the Private Placement (collectively, the “Registrable Securities”). In the event such Registration Statement includes securities of the Company to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act (a “Public Offering”), and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such Public Offering that the number of Registrable Securities proposed to be sold in such Public Offering is greater than the number of such securities which can be included in such Public Offering without materially adversely affecting such Public Offering, the Company will include in such registration (i) first, any securities the Company proposes to sell, and (ii) second, the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above shall apply until such date as all such shares of common stock and shares of common stock underlying the warrants have been sold by the investors in the Private Placement pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Distribution contract — Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008.  For these services, the Company pays a monthly commercialization management fee of $5,000 with discount.

Operating leases — The Company leases its office space under operating leases with unrelated entities.  The rent expense during the nine months ended September 30, 2013 and 2012 amounted to $101,891 and $105,366, respectively.

Future minimum lease payments under the agreements are as follows:

2013	$29,932
2014	69,564
2015	17,329
$116,825

Licensing agreement — The Company licensed certain current and future technology from CellSeed (see Note 4 for further discussion).  CellSeed may terminate these agreements with the Company if the Company is unable to make timely payments required under the agreements.  At the time the Company entered into the agreements with CellSeed, it left for further negotiation provisions covering how the Company and CellSeed will share any financial results of commercializing any cell sheet engineering regenerative medicine products that it is seeking to develop in collaboration with CellSeed. If the Company is not able to successfully negotiate these terms, its current development and commercialization plans with respect to any of these products would be materially adversely affected.

NOTE 9 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding as of September 30, 2013.

Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding as of September 30, 2013	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Price	Shares Underlying Principal as of September 30, 2013
Hope Int’l Hospice(1)	8.00%	1/17/2012	On Demand	$200,000	$200,000	$—	$16,000	NA	NA
Lan T. Tran(2)	11.00%	2/10/2012	2 years(3)	80,000	205,000	125,000	—	NA	NA
Hideki & Eiko Uehara(5)	11.00%	2/15/2012	2 years(3)	133,333	133,333	—	—	NA	NA
Hope Int’l Hospice(1)	8.00%	6/14/2012	On Demand	200,000	200,000	—	16,000	NA	NA
Hope Int’l Hospice(1)	8.00%	6/21/2012	On Demand	100,000	100,000	—	8,000	NA	NA
Cuc T. Tran(5)	11.00%	6/27/2012	1 year	10,000	10,000	—	—	NA	NA
Yasushi Nagasaki(2)	10.00%	6/29/2012	On Demand	373,000	388,800	15,800	—	$3.30	113,030
MLPF&S Cust. FBO Willis C. Lee(2)(4)	10.00%	10/5/2012	1 year	138,242	138,242	—	—	$3.60	38,400
Yutaka Niihara(2)(4)	10.00%	12/5/2012	On Demand	502,107	1,213,700	711,593	—	NA	NA
Hope Int’l Hospice(1)	8.00%	2/11/2013	On Demand	50,000	50,000	—	2,000	NA	NA
Hideki & Eiko Uehara(5)	10.00%	9/7/2013	1 year	35,640	35,640	—	—	$3.60	9,900
Sub total				$1,822,322	$2,674,715	$852,393	$42,000	—	161,330
Less discount				(17,085)
Total				$1,805,237

(1)       Dr. Niihara is also the CEO of Hope International Hospice, Inc.

(2)       Officer

(3)       Due on Demand

(4)       Director

(5)       Family of Officer/Director

The following table sets forth information relating to our loans from related persons outstanding as of December 31, 2012.

Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding as of December 31, 2012	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Price	Shares Underlying Principal as of December 31, 2012
Yutaka Niihara(2)(4)	6.50%	1/12/2009	On Demand	$272,800	$350,000	$—	$18,763	NA	NA
Hope Int’l Hospice(1)	8.00%	1/12/2011	2 years	200,000	200,000	—	12,000	NA	NA
Hope Int’l Hospice(1)	8.00%	1/17/2012	On Demand	200,000	200,000	—	8,000	NA	NA
Lan T. Tran(2)	11.00%	2/10/2012	2 years(3)	80,000	205,000	125,000	—	NA	NA
Tracey & Mark Doi(4)	8.00%	2/10/2012	1 year	108,000	108,000	—	—	$3.60	30,000
Hideki & Eiko Uehara(5)	11.00%	2/15/2012	2 years(3)	133,333	133,333	—	11,204	NA	NA
Hope Int’l Hospice(1)	8.00%	6/14/2012	On Demand	200,000	200,000	—	—	NA	NA
Hope Int’l Hospice(1)	8.00%	6/21/2012	On Demand	100,000	100,000	—	—	NA	NA
Cuc T. Tran(5)	11.00%	6/27/2012	1 year	10,000	10,000	—	—	NA	NA
Yasushi Nagasaki(2)	10.00%	6/29/2012	On Demand	388,800	388,800	—	—	$3.30	117,818
Yutaka Niihara(2)(4)	1.00%	8/29/2012	1 year	1,270,100	1,270,100	—	—	NA	NA
Hideki & Eiko Uehara(5)	11.00%	9/7/2012	1 year	32,400	32,400	—	—	$3.60	9,000
MLPF&S Cust. FBO Willis C. Lee(2)(4)	10.00%	10/5/2012	1 year	138,242	138,242	—	—	$3.60	38,400
Yutaka Niihara(2)(4)	10.00%	12/5/2012	On Demand	1,213,700	1,213,700	—	—	NA	NA
Sub total				$4,347,375	$4,549,575	$125,000	$49,967	—	195,218
Less discount				(635,177)
Total				$3,712,198

(1)       Dr. Niihara is also the CEO of Hope International Hospice, Inc.

(2)       Officer

(3)       Due on Demand

(4)       Director

(5)       Family of Officer/Director

Since July 2012, we have been engaged in significant litigation with Amir Heshmatpour and AFH Holding and Advisory, LLC, or AFH Advisory. Mr. Heshmatpour, one of our former directors, owns AFH Advisory, which was our majority stockholder until our combination with Emmaus Medical, Inc. pursuant to the Merger in May 2011. In September 2012, AFH Advisory, Griffin Ventures, Ltd., or Griffin, and The Amir & Kathy Heshmatpour Family Foundation, or the Foundation, filed a complaint against us in the Superior Court of Delaware. The complaint alleged that we did not have the right to cancel the plaintiffs’ shares, a right that we had previously asserted under a Letter of Intent between us and AFH Advisory, and asked the court to issue a declaratory judgment to that effect. In October 2012 we filed counterclaims against the plaintiffs and third-party claims against Mr. Heshmatpour. We asked the court for an order declaring that the plaintiffs’ shares were canceled and that, because of fraudulent inducement on their part, the Letter of Intent was void and of no further effect. In addition, we asked the court to award compensatory and punitive damages, in amounts to be determined, for breach of contract, unjust enrichment and fraud.

On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company in its litigation against AFH Advisory, Griffin Ventures, Ltd. (“Griffin”), The Amir & Kathy Heshmatpour Family Foundation (the “Foundation”) and Amir Heshmatpour. The order, among other things, (i) stated that a letter of intent previously entered into between the Company and AFH Advisory (the “Letter of Intent”) was properly terminated as of July 19, 2012 by the Company, and (ii) ordered the transfer agent for the Company to effect the cancellation of 2,504,249 shares of the Company’s common stock held by AFH Advisory, Griffin and the Foundation. The cancellation of such shares was effected by the Company’s transfer agent on June 28, 2013. The Company’s cause of action for fraud, which was not part of the summary judgment, has not yet been litigated or settled. The cancellation of such shares is subject to appeal until 30 days after the completion of trial court proceedings. While the partial summary judgment in favor of the Company in this litigation led to the cancellation of 2,504,249 shares of the Company’s common stock by the transfer agent on June 28, 2013, the Company plans to present these shares in its financial statements as outstanding, and has restored $0.4 million to the balance sheet as due to related parties until the right of appeal has lapsed and all contingencies have been resolved.

NOTE 10 — GEOGRAPHIC INFORMATION

For the nine months ended September 30, 2013 and 2012, the Company earned revenue from countries outside of the United States as outlined in the table below.  The Company did not have any significant currency translation or foreign transaction adjustments during the nine months ended September 30, 2013 and 2012.

Country	Sales nine months ended September 30, 2013	% of Total Revenue nine months ended September 30, 2013	Sales nine months ended September 30, 2012	% of Total Revenue nine months ended September 30, 2012
Japan	$125,590	51%	$204,166	56%
South Korea	—	—	46,000	13%
Taiwan	7,980	3%	—	—

NOTE 11 — SUBSEQUENT EVENTS

Subsequent to the nine months ended September 30, 2013, the Company issued the following convertible notes and promissory notes:

Notes issued after September 30, 2013	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible note	$254,320	10%	2 years	$3.05
Convertible notes	2,472,752	10%	On Demand up to 1 year	$3.60
Convertible note — related party	152,066	10%	1 year	$3.60
Promissory notes	833,335	11%	2 years	NA
Promissory notes — related party	252,165	11%	On Demand up to 2 years	NA
Total	$3,964,638

NOTE 12 — AMOUNTS RECLASSIFIED OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (RESTATED)

	Unrealized holding gain (loss) on securities available-for-sale	Unrealized Foreign translation	Total
Balance — December 31, 2011	255,340	(2,927)	252,413
Other comprehensive income before reclassifications	(284,216)	(5,119)	(289,335)
Amounts reclassified from accumulated other comprehensive income	24,490	—	24,490
Net current period other comprehensive income	(259,726)	(5,119)	(264,845)
Balance — December 31, 2012	(4,386)	(8,046)	(12,432)
Other comprehensive income before reclassifications	719,857	(34,381)	685,476
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	719,857	(34,381)	685,476
Balance — September 30, 2013	$715,471	$(42,427)	$673,044
All amounts are net of tax.

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that are included in this Quarterly Report and the Quarterly Reports on Form 10-Q for the period ended March 31, 2013 and for the period ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on May 15, 2013 and August 14, 2013, respectively, and the audited consolidated financial statements for the years ended December 31, 2012 and 2011 and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013 (the “Annual Report”).

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

Company Overview

We are a development stage company engaged in the development of treatments and therapies for rare diseases and are primarily focused on the late-stage development of our lead product candidate currently in Phase 3 clinical trials studying the use of the amino acid L-glutamine as a prescription drug for the treatment of SCD.  To a lesser extent, we are also engaged in the marketing and sale of NutreStore® [L-glutamine powder for oral solution], which has received FDA approval, as a treatment for Short Bowel Syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication.  Our indirect wholly-owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore® and AminoPure®.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  As of September 30, 2013, our accumulated deficit since inception is $46.7 million and we had cash and cash equivalents of $5.8 million.  Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders.  Currently, we estimate we will need approximately $2.4 million to complete our Phase 3 clinical trial and $400,000 to obtain regulatory approval of L-glutamine as a therapy for SCD.

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

Recent Highlights

In April 2009, the FDA authorized us to begin a large Phase 3 clinical trial directed to study L-glutamine as an experimental agent to reduce sickle cell crisis.  An interim analysis of a subset of data from the Phase 3 clinical trial was completed by an independent third party.  The results of the interim analysis were then reported to the FDA by way of the independent third party in August 2012.  At a meeting held with the FDA in November 2012, we received support to continue the trial without any modification to the protocol. We completed enrollment for the Phase 3 clinical trial in December 2012 with 230 patients at 31 clinical trial sites and aim to complete the trial in December 2013.

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

In November 2011, we formed EM Europe, a wholly-owned subsidiary of Emmaus Medical.  EM Europe’s primary focus is expanding the business of Emmaus Medical in Europe.  EM Europe submitted an application for orphan medicinal product designation with the EMA in January 2012.

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

On September 11, 2013, we completed a private placement transaction pursuant to which we issued to certain accredited investors units consisting of an aggregate of 3,020,501 shares of common stock of the Company and common stock purchase warrants for the purchase of an additional 3,020,501 shares of common stock of the Company, at a price of $2.50 per unit. The aggregate purchase price for the units was $7.6 million.  Net proceeds to the Company, after expenses relating to the transaction, were $6.4 million. Additional information regarding the transaction, including the terms of the securities issued in the transaction,  may be found in the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2013.

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

Currently, we generate revenue through the sale of NutreStore® [L-glutamine powder for oral solution] as a treatment for SBS as well as AminoPure®, a nutritional supplement.   Pursuant to the sublicense agreement for the SBS Patent, we are required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore® to CATO Holding Company (“Cato”).  We made royalty payments to Cato in the amount of $855 in May 2012 and $6,870 in October 2013, which represent the 10% royalty of the adjusted gross sales for 2010, 2011 and 2012, respectively. Management expects that any revenues generated from the sale of NutreStore® and AminoPure® will fluctuate from quarter to quarter based on the timing of orders and the amount of product sold.

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to the contract research organization, or CRO, payroll-related expenses, study site payments, consultant fees, activities related to regulatory filings, manufacturing development costs and other related supplies. Product candidates, as they move from preclinical studies to clinical studies, generally have higher development costs particularly in the later stage clinical studies, such as Phase 2 and 3 trials, as compared to those in earlier stages of development, such as preclinical studies and Phase 1 trials. This is primarily due to the increased size, expanded scope and generally longer duration of later stage clinical studies. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of our most advanced product candidate, our L-glutamine treatment for SCD.

Expenses related to the Phase 3 clinical trial of our L-glutamine treatment for SCD are based on estimates of the services received and efforts expended pursuant to contracts with study sites and the CRO that conducts and manages the clinical trial on our behalf. We expect to incur increased research and development expenses as we begin to prepare study close-out activities for this Phase 3 clinical trial. The most significant clinical trial expenditures are related to the CRO costs and the payments to study sites. The contract with the CRO is based on time and material expended, whereas the study site agreements are based on per patient costs as well as other pass-through costs, including, but not limited to, start-up costs and institutional review board fees. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. Management estimates the expenses based on the time period over which the services will be performed and the level of effort to be expended by the CRO in each period. Although we do not expect the estimate to be materially different from amounts actually incurred, our estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary and consequently, result in us reporting amounts that are higher or lower in any given period.

While we currently are focused on advancing the Phase 3 clinical trial, future research and development expenses will depend on any new products or technologies that may be introduced in the pipeline. In addition, we cannot forecast with any degree of certainty which product candidate(s) may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements.

At this time, due to the inherently unpredictable nature of the drug development process and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in the continued development of the sickle cell treatment and other clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely.  Our current estimated cost to complete the Phase 3 clinical trial is $2.4 million, which is based on the assumptions that the total number of trial sites does not increase beyond our current estimates and that we remain on the projected timeline.  Should the total number of trial sites need to be increased or should the timeline require extension, there will be a commensurate increase in costs associated with the additional time and effort required by the CRO and Company staff.

The drug development process to obtain FDA approval is very costly and time consuming. Even with the granting of Orphan Drug status and Fast Track Designation, the successful development of our L-glutamine treatment for SCD is uncertain and subject to a number of variables, in addition to other risks as described under the caption ‘‘Risk Factors’’ in the Company’s Annual Report.

Our L-glutamine treatment for SCD is investigational in nature and has not yet received FDA approval. In order to grant marketing approval, the FDA must conclude that the clinical data establish the safety and effectiveness of our L-glutamine treatment for SCD and that the manufacturing processes and controls are adequate. Despite our efforts, our L-glutamine treatment for SCD may not be proven safe and effective in clinical trials for the treatment of SCD, or meet applicable regulatory standards. We are focused on completing the Phase 3 clinical trial and submitting the New Drug Application, or NDA, to the FDA for consideration. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollment and the risks inherent in the development process, we are unable to determine with any degree of certainty the duration and completion of costs or when, and to what extent, we will generate revenues from the commercialization and sale of our L-glutamine treatment for SCD.

In connection with our agreements with CellSeed related to the development of corneal cell sheet technology in the United States, we believe the cost to develop the corneal cell sheet technology in the United States will be approximately $3.0 million, in addition to the $8.5 million we have agreed to pay CellSeed pursuant to the Research Agreement. Such estimate includes the anticipated cost of obtaining FDA approval for the corneal cell sheets and assumes that we will need biologic approval of the FDA for the corneal cell sheets, rather than pharmaceutical approval. We estimate that we will need another $2.0 million to commercialize the corneal cell sheet technology. Based on data currently available for cornea treatment using this technology, we anticipate it will be two to three years before we would be able to submit a BLA and obtain a marketing decision from the FDA to allow us to begin to commercialize this product in the United States.

In addition, we estimate that we will need $2.5 million for research related to other cell sheet applications and to build a cGMP laboratory to establish the infrastructure and production capabilities related to regenerative medicine products. At this time, no research and development costs are associated with NutreStore and AminoPure.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		From December 20, 2000 (date of inception) to September 30,
	2013	2012(1)	2013	2012(1)	2013
	Restated		Restated		Restated

REVENUES, Net	$66,129	$113,126	$246,897	$365,409	$1,471,071

COST OF GOODS SOLD	48,445	36,585	147,418	86,358	924,766
GROSS PROFIT	17,684	76,541	99,479	279,051	546,305

OPERATING EXPENSES
Research and development	490,138	780,193	1,801,399	2,209,176	11,219,839
Selling	120,647	90,341	377,335	288,794	3,278,902
General and administrative	2,506,808	1,692,004	7,338,211	5,706,108	26,021,163
Transaction costs	1,014,019	—	1,014,019	—	1,802,912
	4,131,612	2,562,538	10,530,964	8,204,078	42,322,816

LOSS FROM OPERATIONS	(4,113,928)	(2,485,997)	(10,431,485)	(7,925,027)	(41,776,511)

OTHER INCOME (EXPENSE)
Gain on debt extinguishment	—	—	—	300,312	300,312
Realized loss on securities available-for-sale	—	—	—	(24,490)	(24,490)
Gain on derecognition of accounts payable	—	—	341,361	—	341,361
Change in fair value of derivative liabilities	291,000	—	291,000	—	291,000
Interest and other income	5,089	15,092	15,811	29,705	169,187
Interest expense	(567,491)	(884,496)	(1,668,501)	(2,776,893)	(6,459,884)
	(271,402)	(869,404)	(1,020,329)	(2,471,366)	(5,382,514)

LOSS BEFORE INCOME TAXES	$(4,385,330)	$(3,355,401)	$(11,451,814)	$(10,396,393)	$(47,159,025)
INCOME TAXES (BENEFIT)	(51,129)	113	(450,381)	5,913	(425,078)
NET LOSS	$(4,334,201)	$(3,355,514)	$(11,001,433)	$(10,402,306)	$(46,733,947)
NET LOSS PER COMMON SHARE	$(0.16)	$(0.14)	$(0.43)	$(0.43)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	27,066,743	24,409,360	25,694,988	24,399,390

(1) See Note 2 to condensed consolidated financial statements.

Three months ended September 30, 2013 and 2012

Net Losses.  Net losses increased by $1.0 million, or 29%, to $4.3 million from $3.4 million for the three months ended September 30, 2013 and 2012, respectively.  The increase in losses is primarily a result of increased operating expenses as discussed below. As of September 30, 2013, we had an accumulated deficit of approximately $46.7 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization.  As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future.

Revenues.  Sales decreased approximately $0.05 million, or 42%, to just under $0.1 million from just over $0.1 million for the three months ended September 30, 2013 and 2012, respectively. Sales decreased primarily due to decreases in the number of units sold of our AminoPure® product.  The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience.  The Company recorded a 5% of sales return allowance for both NutreStore® and AminoPure® for the quarter ended September 30, 2013.

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

Research and Development Expenses.  Research and development expenses decreased $0.3 million, or 37%, to $0.5 million from $0.8 million for the three months ended September 30, 2013 and 2012, respectively.  This decrease was primarily due to decreases in our CRO costs and other related costs of our Phase 3 clinical trial as the total number of active study patients decreased due to study patients completing participation in the study. We anticipate an increase in our Phase 3 clinical trial costs in future periods. Factors contributing to the anticipated increased trial costs include, but are not limited to, the costs of compiling and analyzing data from the clinical trial, preparing an end-of-study report, and, if warranted by the results of the trial, preparing and submitting to the FDA an NDA.

Selling Expenses.  Selling expenses were just over $0.1 million and just under $0.1 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure®.

General and Administrative Expenses. General and administrative expenses increased $0.8 million, or 48%, to $2.5 million from $1.7 million for the three months ended September 30, 2013 and September 30, 2012, respectively. The increase is primarily due to a $0.8 million increase in share-based compensation expense and $0.1 million increase in consulting fees.

Transaction Expenses.  Transaction costs increased $1.0 million from $0 due to costs associated with the Company’s 2013 private placement of units that were allocated to the derivative warrant liability.

Other Income and Expense.  Total other income and expense has improved by $0.6 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to lower interest expense of $0.3 million. The lower interest expense is due to a $0.5 million decrease in the amortization of debt discount of convertible notes and promissory notes, partially offset by an increase of $0.2 million in interest expense on debt obligations as a result of higher outstanding debt balances.  The change in fair value of derivative liabilities has improved by $0.3 million for the three months ended September 30, 2013 compared to none in the three months ended September 30, 2012.

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

Nine months ended September 30, 2013 and 2012

Net Losses.  Net losses increased by $0.6 million, or 6%, to $11.0 million from $10.4 million for the nine months ended September 30, 2013 from 2012. As of September 30, 2013, we had an accumulated deficit of approximately $46.7 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

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

Research and Development Expenses.  Research and development expenses decreased $0.4 million, or 18%, to $1.8 million from $2.2 million for the nine months ended September 30, 2013 and 2012, respectively.  This decrease was primarily due to a decrease in our CRO costs and start-up costs, partially offset by an increase in site reimbursement costs.

Selling Expenses.  Selling expenses increased by $0.1 million, or 31%, to $0.4 million from $0.3 million for the nine months ended September 30, 2013 and September 30, 2012.  Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure.  Selling expenses increased because we added more sales personnel for AminoPure promotion.

General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 29%, to $7.3 million from $5.7 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.  The increase was largely due to increase in share-based compensation of $1.5 million.

Transaction Expenses.  Transaction costs increased $1.0 million from $0 due to costs associated with the Company’s 2013 private placement of units that were allocated to the derivative warrant liability.

Other Income and Expense. Total other income and expense improved by $1.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to lower interest expense of $1.1 million, the decrease in fair value of derivative liabilities of $0.3 million and a gain on derecognition of accounts payable of $0.3 million partially offset by lower realized gain on securities available-for-sale of $0.3 million. The lower interest expense is due to a $1.4 million decrease in the amortization of debt discount of convertible notes and promissory notes, partially offset by an increase of $0.3 million in interest expense on debt obligations as a result of higher outstanding debt balances.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses and our cash and cash equivalents balance of $5.8 million as of September 30, 2013, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $11.0 million for the nine months ended September 30, 2013 and $10.4 million for the nine months ended September 30, 2012.  We had an accumulated deficit since inception to September 30, 2013 of $46.7 million.  We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the development and commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease, the development of the corneal cell sheets technology and the expansion of corporate infrastructure, including costs associated with being a public company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received various loans from stockholders as discussed below.  As of September 30, 2013, we had total outstanding notes payable of $11.5 million, consisting of $3.3 million of non-convertible promissory notes and $8.2 million of convertible notes.  Of the $11.5 million aggregate outstanding principal amount of notes outstanding as of September 30, 2013, approximately $7.7 million will become due and payable within one year.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our L-glutamine product for SCD and the development of cell sheet technology in the United States.

Of the $7.7 million, $4.7 million aggregate principal amount of convertible notes is convertible into shares of the Company’s common stock. Regarding the remaining $3.0 million of the $7.7 million aggregate principal amount of notes that will become due and payable within one year, the Company expects to either repay the outstanding principal and accrued interest or seek to convert the outstanding principal and accrued interest into shares of the Company’s common stock prior to the notes becoming due and payable.

As described in Note 2 to the condensed consolidated financial statements, the Company has had recurring operating losses, has a significant amount of notes payable and other obligations due within the next year and projected operating losses including the expected costs relating to the commercialization of its L-glutamine treatment for SCD that exceed both the existing cash balances and cash expected to be generated from operations for at least the next year.  In order to meets its expected obligations, management intends to raise additional fund through equity and debt offerings and partnership agreements.  However, due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, successful partnership arrangements and, finally, achieving a profitable level of operations. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all.

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

In addition to the $8.5 million we have agreed to pay CellSeed pursuant to the Research Agreement, we currently estimate that we will need an additional $2.4 million to complete our Phase 3 clinical trial and $0.4 million to obtain FDA approval for our L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.6 million per month for the third quarter of 2013.

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

On September 11, 2013, we completed a private placement transaction pursuant to which we issued to certain accredited investors units consisting of an aggregate of 3,020,501 shares of our common stock and common stock purchase warrants for the purchase of an additional 3,020,501 shares of our common stock, at a price of $2.50 per unit. The aggregate purchase price for the units was $7.6 million. Net proceeds to us, after expenses relating to the transaction, were $6.4 million. Each warrant is exercisable for the five year period ending September 11, 2018, at an initial exercise price of $3.50 per share of common stock.

We have had limited revenue and have sustained significant operating losses since inception, and are likely to sustain operating losses in the foreseeable future. Since inception, we have funded our operations through the private placement of equity securities, convertible notes and loans from certain related parties (including, without limitation, certain of our officers) and from non-related parties. We expect that we will continue to fund our operations primarily through the issuance of public or private equity or debt securities, or other sources, such as strategic partnerships. Such financings may not be available in amounts or on terms acceptable to us, if at all. Our failure to raise capital as and when needed would inhibit our ability to continue operations and implement our business strategy. Through private issuances of debt and equity instruments the Company has raised net funds of $6.1 million, $8.1 million and $11.1 million, respectively, in 2011, 2012 and the nine months ended September 30, 2013.

The table below lists our outstanding notes payable as of September 30, 2013 and the material terms of our outstanding borrowings:

Year Issued	Interest rate range	Term of Notes	Conv. Price	Principal Outstanding September 30, 2013	Discount Amount September 30, 2013	Carrying Amount September 30, 2013	Shares Underlying Principal as of September 30, 2013	Principal Outstanding December 31, 2012	Discount Amount December 31, 2012	Carrying Amount December 31, 2012	Shares Underlying Principal as of December 31, 2012
Convertible notes payable
2009	6.5%	5 years	$3.05	$269,207	$—	$269,207	88,197	$294,355	$—	$294,355	96,436
2010	0 ~ 6.0%	5 years	$3.05	74,000	9,585	64,415	24,248	74,000	13,420	60,580	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2012	10%	Due on demand ~ 2 years	$3.30 ~$3.60	2,004,973	—	2,004,973	558,187	4,307,107	69,179	4,237,928	1,241,925
2013	10%	Due on demand ~ 2 years	$3.30 ~$3.60	4,777,459	339,535	4,437,924	1,404,835	—	—	—	—
				$7,625,639	$349,120	$7,276,519	2,239,276	$5,175,462	$82,599	$5,092,863	1,526,418

		Current		$4,386,741	$256,782	$4,129,959	1,280,676	$4,056,007	$69,179	$3,986,828	1,170,922
		Non-current		$3,238,898	$92,338	$3,146,560	958,600	$1,119,455	$13,420	$1,106,035	355,496

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$511,242	$—	511,242	151,430	$388,800	$17,084	$371,716	117,819
2013	10%	1 year	$3.60	35,640	—	35,640	9,900	278,642	9,491	269,151	77,403
				$546,882	$—	546,882	161,330	$667,442	$26,575	$640,867	195,222

		Current		$546,882	$—	$546,882	161,330	$667,442	$26,575	$640,867	195,222

Notes payable
2012	2% ~ 11%	Due on demand ~ 2 years	NA	$833,335	$67,690	$765,645	—	$1,782,060	$214,350	$1,567,710	—
2013	2% ~ 10%	Due on demand ~ 2 years	NA	1,217,400	—	1,217,400	—	—	—	—	—
				$2,050,735	$67,690	$1,983,045	—	$1,782,060	$214,350	$1,567,710	—

		Current		$1,850,735	$67,690	$1,783,045	—	$1,082,060	$214,350	$867,710	—
		Non-current		$200,000	$—	$200,000	—	$700,000	$—	$700,000	—

Notes payable - related party
2009	6.5%	Due on demand	NA	$—	$—	$—	—	$272,800	$—	$272,800	—
2011	8%	2 years	NA	—	—	—	—	200,000	—	200,000	—
2012	1% ~ 11%	Due on demand ~ 2 years	NA	1,225,440	17,085	1,208,355	—	3,207,133	608,602	2,598,531	—
2013	8%	Due on demand	NA	50,000	—	50,000	—	—	—	—	—
				$1,275,440	$17,085	$1,258,355	—	$3,679,933	$608,602	$3,071,331	—

		Current		$1,275,440	$17,085	$1,258,355	—	$3,679,933	$608,602	$3,071,331	—

		Grand Total		$11,498,696	$433,895	$11,064,801	2,400,606	$11,304,897	$932,126	$10,372,771	1,721,640

Cash Flows

Cash flows for the nine months ended September 30, 2013 and September 30, 2012

Net cash used in operating activities

Net cash flows used in operating activities increased by $1.2 million, or 27%, to $5.6 million from $4.4 million for the nine months ended September 30, 2013 and 2012, respectively. This increase was primarily due to an increase of $1.4 million in the cash used for accounts payable. An increase in non-cash share-based compensation of $1.5 million was offset by changes in other non-cash based items of $1.7 million.

Net cash used in investing activities

Net cash flows used in investing activities decreased by $1.5 million to $0.0 from $(1.5) million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease was mainly due to payments for license fees in 2012.  No other investing activities occurred in the nine months ended September 30, 2013 and 2012.

Net cash from financing activities

Net cash flows from financing activities increased by $5.1 million, or 85%, to $11.1 million from $6.0 million for the nine months ended September 30, 2013 and 2012, respectively, primarily as a result of a $6.4 million increase in net proceeds from the sale of common stock and warrants in a September 2013 private placement, a $1.8 million increase in proceeds from the issuance of common stock and a $1.6 million increase in proceeds from issuance of convertible and non-convertible notes payable, offset, in part, by a $4.7 million increase in payments on convertible and non-convertible notes payable.

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

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included in this Form 10-Q/A, we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Notes Payable, Convertible Notes Payable and Warrants

From time to time, we obtain financing in the form of notes payable and/or notes with detachable warrants, some of which are convertible into shares of our common stock and some of which are issued to related parties.  We analyze all of the terms of our convertible notes and related detachable warrants to determine the appropriate accounting treatment, including determining whether conversion features are required to be bifurcated and treated as derivative liabilities, allocation of fair value of the issuance to the debt instrument, detachable stock purchase warrant, and any beneficial conversion features, and the applicable classification of the convertible notes payable and warrants as debt, equity or temporary equity (mezzanine).

We allocate the proceeds from the issuance of a debt instrument with detachable stock purchase warrants to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. We account for the portion of the proceeds allocated to warrants in additional paid-in capital and the remaining proceeds are allocated to the debt instrument.  The allocation to debt instrument results in a discount to notes payable which is amortized using the effective interest method to interest expense over the expected term of the note. We include the intrinsic value of the embedded conversion feature of convertible notes payable in the discount to notes payable, which is amortized and charged to interest expense over the expected term of the note.

We also estimate the total fair value of any beneficial conversion feature and accompanying warrants in allocating debt proceeds.  The proceeds allocated to the beneficial conversion feature are determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of our common stock as of the date of issuance.  In situations where the debt includes both a beneficial conversion feature and a warrant, the proceeds are allocated to the warrants and beneficial conversion feature based on the pro-rata fair value.  We use the Black Scholes-Merton option pricing model to determine the fair value of our warrants.

Notes payable to related parties and interest expense and accured interest to related parties are separately identified in our condensed consolidated financial statements.  We also disclose significant terms of all transactions with related parties.

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

Fair Value of Common Stock

The fair value of the common stock underlying our share-based awards was determined on each grant date by our board of directors, with input from management, primarily based on recent sales of equity and equity related financial instruments to non-affiliated purchasers in arm’s length negotiated transactions, as well as other factors our board of directors considered relevant to the valuation of our common stock. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a range of objective and subjective factors to estimate the fair value of our common stock.

More specifically, the fair value of the underlying shares was determined based on recent arms-length sales of our equity to third parties and other factors determined by management to be relevant to the valuation of such shares, including:

•                  progress of our research and development efforts;

•                  our operating results and financial condition, including our levels of available capital resources;

•                  our stages of development and material risks related to our business;

•                  the achievement of enterprise milestones, including entering into collaboration or license agreements and our progress in clinical trials;

•                  the valuation of publicly-traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;

•                  equity market conditions affecting comparable public companies;

•                  the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering given prevailing market and biotechnology sector conditions; and

•                  that the grants involved illiquid securities.

Fair Value Measurements

We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure fair value under a framework that provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at December 31, 2013. The fair value of our debt instruments is not materially different from their carrying values as presented. The fair value of our convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6 to our condensed consolidated financial statements.

Marketable Securities

Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gains or losses, net of taxes in accumulated other comprehensive income. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. With prior written approval of the Company, in certain situations, product is returnable only by our direct customers for a returned goods credit, for product that is expired, damaged in transit, or which is discontinued, withdrawn or recalled. The Company estimates its sales returns based upon its prior sales and return history and accrues a Sales Return Allowance at the time of sale. Historically, sales returns have been immaterial. The Company pays royalties on an annual basis based on existing license arrangements.  These royalties are recognized as cost of goods sold upon sale of the products.

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

As of the end of the period covered by this Form 10-Q/A, we have conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weakness in our internal control over financial reporting as of September 30, 2013 (described below), as well as our need to restate the previously issued condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

Based on the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, our management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, based on a subsequent evaluation by our management in connection with the filing of this Amendment No.1, and the material weakness described below, our management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In conducting our review of our internal control over financial reporting, we identified a material weakness in our internal control over financial reporting relating to the adequacy of resources and controls resulting from the Company not having an adequate level of resources with the appropriate level of training and experience in regards to the application of generally accepted accounting principles for certain complex transactions.  In addition, the Company did not maintain effective controls over the completeness and accuracy of financial reporting for complex or significant unusual transactions. This material weakness resulted in a material misstatement of our liabilities, shareholders’ deficit, net loss, non-cash expenses and related financial disclosures for the three month period ended September 30, 2013 that was not prevented or detected on a timely basis and, consequently, a restatement of the unaudited condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.  Additionally, other prior period adjustments related to recording of share-based compensation and other items described in Note 2 to our unaudited condensed consolidated financial statements contained in this Amendment No. 1 are attributable to the Company not having an adequate level of resources in regard to these transactions.

To remediate the material weakness, in the first half of 2014 we intend to identify and hire additional qualified accounting and finance personnel and retain consulting professional with greater knowledge and experience of U.S. GAAP and related regulatory requirements to supplement our internal resources.  We also intend to evaluate and improve our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls over complex or significant unusual transactions.  The Company has taken steps to begin implementing this remediation plan retaining a consulting professional with greater knowledge and experience of U.S. GAAP and related regulatory requirements and by adding a new member to the accounting staff.

Part II. Other Information

Item 1. Legal Proceedings

Please refer to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 14, 2013, for a summary of material developments regarding legal proceedings reported in the Annual Report.

Item 1A. Risk Factors

Except as indicated below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Annual Report.

We have identified a material weakness in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weakness is not remediated, or if after remediation we are unable to maintain appropriate controls, the accuracy and timing of our financial reporting may be adversely affected.

We have identified a material weakness in our internal control over financial reporting and, as a result of such weakness, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2013. The material weakness related to our not having an adequate level of resources with the appropriate level of training and experience regarding the application of generally accepted accounting principles for certain complex transactions.  In addition, we did not maintain effective controls over the completeness and accuracy of financial reporting for complex or significant unusual transactions. With respect to our controls over the reporting of complex or significant unusual transactions, we did not have controls designed and in place to ensure the accuracy of our accounting treatment of such transactions, including, without limitation, our reporting of liabilities and costs associated with the issuance and sale of units consisting of common stock and common stock purchase warrants during the third quarter of fiscal 2013, the recording of share-based compensation only after establishing the grant date of the awards, and the proper reporting of the amounts relating to gain contingencies. This and related events contributed to a delay in the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the restatement of our unaudited condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

Unless and until remediated, this material weakness could result in additional material misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may experience delay or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigation and sanctions by regulatory authorities. Management’s assessment of internal controls over financial reporting may in the future identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting. Any failure to improve our disclosure controls and procedures and our internal control over financial reporting or to address identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.  Any of these results could adversely affect our business and the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the Company issued an aggregate of 86,000 shares of common stock to certain shareholders, at a price of $3.60 per share for an aggregate price of $309,600.

In July 2013, a note issued in July of 2012 to Andrew K. Wood, an employee, with an original principal amount of $3,240 and accrued interest of $324 reached maturity pursuant to the original terms of the note.  Upon maturity, the Company retired the note and issued a new convertible note totaling $3,564 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2013, a note issued in July of 2012 to Hiromi Saito, a third party, with an original principal amount of $25,000 and accrued interest of $2,500 reached maturity pursuant to the original terms of the note.  Upon maturity, the Company retired the note and issued a new convertible note totaling $27,500 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2013, a note issued in July of 2012 to Suh Yung Min, a third party, with an original principal amount of $1,180,716 and accrued interest of $118,072 reached maturity pursuant to the original terms of the note.  Upon maturity, the Company retired the note and issued a new convertible note totaling $1,298,788 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

In July 2013, the Company issued a convertible note payable to the Takemoto Family, including shareholders, in the principal amount of $552,103 which bears interest at 10% per annum and matures on the two-year anniversary date of the note.  The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.30 per share.

In August 2013, the Company issued an aggregate of 114,039 shares of common stock to certain shareholders, at a price of $3.60 per share for an aggregate price of $409,232.

In August 2013, the Company issued 4,507 shares of common stock to IQ PR Inc. as payment for $16,225 of professional fees.

In September 2013, a note issued in September of 2012 to Hideki & Eiko Uehara, shareholders, with an original principal amount of $32,400 and accrued interest of $3,240 reached maturity pursuant to the original terms of the note.  Upon maturity, the Company retired the note and issued a new convertible note totaling $35,640 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

In September, 2013, a note issued in September of 2012 to Dennis Y. Teranish, a shareholder, with an original principal amount of $116,640 and accrued interest of $11,664 reached maturity pursuant to the original terms of the note.  Upon maturity, the Company retired the note and issued a new convertible note totaling $128,304 which bears interest at 10% per annum and matures on the one-year anniversary date of the note.  The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

In September, 2013, the Company issued and sold to certain accredited investors an aggregate of 3,020,501 units consisting of 3,020,501 shares of common stock and warrants for the purchase of 3,020,501 shares of common stock of the Company in a private placement transaction at a price of $2.50 per unit. The aggregate purchase price of the units was 7,551,252.

For its services as placement agent in connection with the transaction, the Company paid T.R. Winston & Company, LLC (“TRW”) a fee of $755,125, a non-accountable expense allowance of $75,513, and $50,000 as reimbursement of legal expenses. The Company also issued to TRW a common stock purchase warrant containing terms identical to the terms of the warrants issued to the accredited investors, for the purchase of up to 300,000 shares of common stock of the Company at an exercise price of $3.50 per share. Additional information regarding the transaction, including the terms of the securities issued in the transaction, may be found in the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2013.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)                                 Exhibits

Exhibit Number	Description of Document

4.1	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (previously filed).

4.2	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (previously filed).

4.3	Convertible Promissory Note, dated July 11, 2013, issued by the registrant to Yung Ming Suh (previously filed).

4.4	Convertible Promissory Note, dated July 18, 2013, issued by the registrant to the Takemoto Family (previously filed).

4.5	Convertible Promissory Note, dated October 5, 2013, issued by the registrant to MLPF&S Cust FBO Willis Lee (previously filed).

4.6	Convertible Promissory Note, dated October 10, 2013, issued by the registrant to The Shitabata Family Trust (previously filed).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: May 8, 2014		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

/s/ Peter Ludlum
	By:	Peter Ludlum
	Its:	Chief Financial Officer (principal financial and accounting officer)