Form 10-K
period 2013-12-31
EMMAUS LIFE SCIENCES, INC.
filed 2014-05-08
CIK 1420031

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-53072

Emmaus Life Sciences, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	2834 (Primary Standard Industrial Classification Code Number)	41-2254389 (I.R.S. Employer Identification No.)

20725 S. Western Avenue, Suite 136, Torrance, California 90501
(Address of principal executive offices, including zip code)

(310) 214-0065
(Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         There was no aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, because the registrant's common stock was not trading on any exchange on that date.

         There were 26,724,057 shares outstanding of the registrant's common stock, par value $0.001 per share, as of March 31, 2014. The registrant's common stock is not traded or listed on any exchange.

EMMAUS LIFE SCIENCES, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The information contained in this Annual Report on Form 10-K contains some statements that are not purely historical and that are considered "forward-looking statements" within the meaning of Section 27A if the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E if the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Such forward-looking statements include, but are not limited to, statements regarding our plans for our business and products; clinical studies and regulatory reviews of our products under development; our strategies and business outlook; our financial condition and results of operations and business prospects; the positioning of our products in relation to demographic and pricing trends in the relevant markets; and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations). These forward-looking statements express our management's expectations, hopes, beliefs, and intentions regarding the future. In addition, without limiting the foregoing, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions and variations, or comparable terminology, or the negatives of any of the foregoing, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

        The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments that are difficult to predict. We cannot guarantee future performance, or that future developments affecting our company will be those currently anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

  •
  completion of clinical trials for our product candidates;

  •
  our ability to obtain and maintain U.S. Food and Drug Administration, or FDA, and other regulatory approvals to market our drug products under development, including our L-glutamine treatment for sickle cell disease, or SCD;

  •
  our ability to manage our business despite continuing operating losses and cash outflows;

  •
  our ability to raise additional capital or enter into strategic relationships, or do both, in order to fund our operations and product development plans, including meeting our financial obligations under our existing agreements and any future licensing and related arrangements;

  •
  our ability to build and maintain the management and human resources and infrastructure necessary to support our business strategy and product development and commercialization plans;

  •
  following approval, if any, of each of our product candidates by the FDA and other government regulators, our ability to comply with any applicable pharmacovigilance (drug safety) regulatory requirements, including without limitation, implementation and operation of any Risk Evaluation Mitigations Strategies and successful completion of any post-approval safety studies, and the absence of any safety issues that would require withdrawal of such products from the market or any warning or other material limitation on their prescription or use by patients or consumers;

  •
  our reliance on third party manufacturers for our drug products;

  •
  the approval and market entry of competitor drug products and developments in science and medicine beyond our control;

  •
  market acceptance of our product candidates, including our L-glutamine treatment for SCD, and our ability to commercialize these products;

  •
  our dependence on licenses for certain of our products and our ability to obtain, maintain and, if necessary, enforce against third parties additional intellectual property rights, through patents or otherwise, to technology required or desirable for the conduct of our business;

  •
  exposure to product liability and defect claims;

  •
  the costs and uncertain outcome of remaining issues subject to litigation relating to our 2011 merger transaction;

  •
  exposure to intellectual property claims from third parties;

  •
  the lack of a current public trading market for our securities;

  •
  the cost of complying with current and future governmental regulations, our ability to comply with applicable governmental regulations, and the impact of any changes in governmental regulations upon our operations; and

  •
  such other factors referenced in this Annual Report, including, without limitation, under the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business."

        All forward-looking statements attributable to us are expressly qualified in their entirety by these risks and uncertainties. These risks and uncertainties, along with others, are also described below under the heading "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of the parties' assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not place undue reliance on any forward-looking statements and should not make an investment decision based solely on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.    BUSINESS

        With respect to this discussion, the terms, "we," "us," "our" or the "Company" refer to Emmaus Life Sciences, Inc., and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation ("Emmaus Medical"), and Emmaus Medical's wholly-owned subsidiaries, Newfield Nutrition Corporation, a Delaware corporation ("Newfield Nutrition"); Emmaus Medical Japan, Inc., a Japanese corporation ("EM Japan"), and Emmaus Medical Europe Ltd., a U.K. corporation ("EM Europe").

Overview

        We are a biopharmaceutical company engaged in the discovery, development and commercialization of innovative treatments and therapies primarily for rare and orphan diseases. We are initially focusing our drug development efforts on sickle cell disease, or SCD, a genetic blood disorder. Our lead product candidate is pharmaceutical grade L-glutamine administered orally in order to treat certain symptoms associated with sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD. Recently, we obtained positive efficacy results from a 230 patient randomized, double-blind, placebo-controlled, parallel-group, multi-center Phase 3 clinical trial which enrolled adult and pediatric patients, as young as five years of age, across 31 sites in the United States. Top-line data revealed a statistically significant 25% reduction in the median frequency of sickle cell crises (p=0.008) and a 33% reduction in the median frequency of hospitalizations (p=0.018), both over a 48-week time period. We intend to include the results of this Phase 3 clinical trial in our submission to the FDA of a New Drug Application, or NDA, for our L-glutamine product candidate for the treatment of SCD in both adult and pediatric patients as young as five years of age. The FDA generally requires that NDAs include the results of two Phase 3 clinical trials to demonstrate substantial evidence of the effectiveness of a drug. The FDA has in some cases accepted evidence from one clinical study to support a finding of substantial evidence of effectiveness. A change in the law under the Food and Drug Modernization Act of 1997, or the Modernization Act, made clear that the FDA may consider data from only one adequate and well-controlled clinical investigation and confirmatory evidence if the FDA determines that such evidence is sufficient to establish effectiveness. In a guidance document titled "Providing Clinical Evidence of Effectiveness for Human Drug and Biological Products" (May 1998), the FDA stated that reliance on a single study is generally limited to situations in which a trial has demonstrated a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potential serious outcome, and where confirmation of the result in a second trial would be impractical or unethical. We believe a second study of an orphan drug to treat a rare condition, such as SCD, would not be required if the single study satisfies the factors the FDA takes into consideration. The factors the FDA considers for accepting a single study include, but are not limited to, having large multi-centered studies, consistent data across subgroups, multiple endpoints, and statistically very persuasive findings. Our single Phase 3 clinical trial was multi-centered with multiple endpoints, and we believe the final results will be consistent across subgroups and statistically very persuasive to the FDA. However, there can be no assurance that the FDA will accept this single study as sufficient to demonstrate substantial evidence of effectiveness.

        SCD is an inherited blood disorder characterized by the production of an altered form of hemoglobin which polymerizes and becomes fibrous, causing red blood cells to become rigid and change form so that they appear sickle-shaped instead of soft and rounded. Patients with SCD suffer from debilitating episodes of sickle cell crisis, which occur when the sickle-shaped, adhesive and inflexible red blood cells occlude blood vessels. Sickle cell crisis causes excruciating pain as a result of insufficient oxygen being delivered to tissue, referred to as tissue ischemia, and inflammation. These events may lead to organ damage, stroke, pulmonary complications, skin ulceration, infection and a variety of other adverse outcomes. In regions such as Central Africa, 90% of patients with SCD die by age five and 99% of patients die by age 20. Worldwide, SCD affects 20-25 million people and is most common in people of ancestry from regions such as sub-Saharan Africa, South America, the Caribbean, Central America, the Middle East, India and Mediterranean regions such as Turkey, Greece and Italy.

        According to information published on the website of the U.S. Centers for Disease Control and Prevention, or CDC, there are 90,000 to 100,000 SCD patients in the United States, with an average life expectancy of less than 50 years. In 2010, there were approximately 75,000 hospitalizations related to sickle cell crisis in the United States according to the CDC, and, according to published research, SCD patients make approximately 200,000 visits to the emergency department each year. Treatment of sickle cell crisis is burdensome and expensive for patients and payors, as it encompasses costs for hospitalization, emergency room visits, urgent care visits, and prescription pain medication. According to an article in Annals of Internal Medicine, "In the Clinic: Sickle Cell Disease" by M.H. Steinberg (September 2011), which we refer to as the Steinberg Article, the estimated cost of medical care for individuals with SCD in the United States exceeded $1.1 billion in 2009. Despite substantial unmet medical need, the only approved drug for the prevention of sickle cell crisis is hydroxyurea, a chemotherapeutic agent first approved for SCD by the FDA in 1998. Unfortunately, due to significant toxicity and side effects, hydroxyurea is not well tolerated by many patients and it is not approved by the FDA for pediatric use. According to data published on the CDC website, current treatment of sickle cell crisis is typically limited to symptomatic management of SCD, which can include the use of narcotics and blood transfusions that require hospitalization.

        We believe our oral L-glutamine product candidate, which would be taken by a patient with SCD on a daily basis, will decrease the incidence of sickle cell crisis by restoring the flexibility and function of red blood cells in patients with SCD. Further, we believe that our L-glutamine product candidate will reduce the number of costly hospitalizations as well as unexpected emergency room and urgent care visits from sickle cell patients. L-glutamine enhances nicotinamide adenine dinucleotide, or NAD, synthesis to reduce excessive oxidative stress in sickle red blood cells that induces much of the damage leading to characteristic symptoms of SCD.

        Based on our initial review of our Phase 3 clinical trial data, we intend to submit an NDA to the FDA in 2014 to seek regulatory approval to treat adults and children as young as five years of age. If and when we receive approval to market our pharmaceutical grade L-glutamine product candidate for the treatment of SCD in patients five years of age and older, we intend to begin developing a pediatric study protocol to conduct further clinical trials enrolling children and infants as young as six months of age. If approved, we intend to market our pharmaceutical grade L-glutamine treatment in the United States with a field force of approximately 30 sales representatives, or alternatively sell through a license partner. Also, if approved outside of the United States, we intend to market our pharmaceutical grade L-glutamine treatment outside the United States through license partners. Our pharmaceutical grade L-glutamine has received Fast Track designation from the FDA, as well as Orphan Drug designation from both the FDA and the European Commission, or EC, which provide eligibility to receive seven years of market exclusivity in the United States and ten years of market exclusivity in the European Union.

        Although non-prescription L-glutamine supplements are available, they have not demonstrated clinical effectiveness in large controlled clinical trials and they have not been approved by the FDA as an effective long-term prescription drug for SCD. We believe our pharmaceutical grade, consistent formulation of L-glutamine will meet the rigorous safety and effectiveness requirements of regulatory agencies for approval as a prescription drug and will be preferred by treating physicians and payors as compared to non-prescription L-glutamine supplements.

        We have extensive experience in the field of SCD, including the development, outsourced manufacturing and conduct of clinical trials of our L-glutamine product candidate for the treatment of SCD. Our chief executive officer, Yutaka Niihara, M.D., MPH, is a leading hematologist in the field of SCD. Dr. Niihara is licensed to practice medicine in both the United States and Japan and has been actively engaged in SCD research and the care of patients with SCD for over 20 years, primarily at LA BioMed and the University of California Los Angeles. We have developed and currently commercialize a product for the treatment of short bowel syndrome, or SBS, and an L-glutamine dietary supplement product, but expect to focus our commercial efforts on our L-glutamine treatment for SCD if it is approved by the FDA.

Sickle Cell Disease—Market Overview

        Sickle cell disease is a genetic blood disorder that affects 20-25 million people worldwide, and particularly occurs among those whose ancestors are from regions including sub-Saharan Africa, South America, the Caribbean, Central America, the Middle East, India and the Mediterranean. The CDC estimates that there are as many as 100,000 patients with SCD in the United States and we estimate there are approximately 80,000 patients in the European Union. Rather than being round, smooth and flexible, the red blood cells of patients with SCD become sickle-shaped, inflexible and adhesive. The complications associated with SCD occur when these inflexible and sticky cells occlude small blood vessels, which can then cause severe and chronic pain throughout the body due to ischemia and inflammation. According to the Steinberg Article, this leads to long-term organ damage, diminished exercise tolerance, increased risk of stroke and infection and decreased lifespan.

        Sickle cell crisis, a broad term covering a range of disorders, is one of the most devastating complications of SCD and results in approximately 75,000 hospitalizations annually in the United States. Types of sickle cell crisis include:

  •
  Vaso-occlusive crisis, characterized by obstructed blood flow to organs such as the bones, liver, kidney, eye, or central nervous system;

  •
  Aplastic crisis, characterized by acute anemia typically due to viral infection;

  •
  Hemolytic crisis, characterized by accelerated red blood cell death and hemoglobin loss;

  •
  Splenic sequestration crisis, characterized by painful enlargement of the spleen due to trapped red blood cells; and

  •
  Acute chest syndrome, a potentially life-threatening obstruction of blood supply to the lungs characterized by fever, chest pain, cough and lung infiltrates.

        According to the Steinberg Article, acute chest syndrome affects more than half of all patients with SCD and is a common reason for hospitalization. Other symptoms and complications of SCD include swelling of the hands and feet, infections, pneumonia, vision loss, leg ulcers, gallstones and stroke.

        A crisis is characterized by excruciating musculoskeletal pain, visceral pain and pain in other locations. These crises occur periodically throughout the life of a person with SCD. In adults, the acute pain typically persists for five to ten days or longer, followed by a dull, aching pain generally ending only after several weeks and sometimes persisting between crises. According to the Steinberg Article, frequency of sickle cell crises varies within patients with SCD from rare occurrences to occurrences several times a month. Approximately 30% of patients have rare crises, 50% have occasional crises, and 20% have weekly or monthly crises. Crisis frequency tends to increase late in the second decade of life and to decrease after the fourth decade. A rate of more than three crises per year is associated with reduced life expectancy.

Limitations of the Current Standard of Care

        The only approved drug targeting sickle cell crisis is hydroxyurea, which is available in both generic and branded formulations. Hydroxyurea, also used as a chemotherapy agent, has been approved as a once-daily oral treatment for reducing the frequency of sickle cell crisis and the need for blood transfusions in adult patients with recurrent moderate-to-severe sickle cell crisis. While hydroxyurea has been shown to reduce the frequency of sickle cell crisis in some patient groups, it is not suitable for many patients due to significant toxicities and side effects and is not approved by the FDA for pediatric use. In particular, hydroxyurea can cause a severe decrease in the number of blood cells in a patient's bone marrow, which may increase the risk that the patient will develop a serious infection or bleeding, or that the patient will develop certain cancers. Another potential treatment option for SCD, bone marrow transplant, is limited in its use due to the lack of availability of matched donors and the risk of serious complications, including graft versus host disease, infection and potentially death, as well as by its high cost.

        Upon onset of sickle cell crisis, the current standard of care is focused on symptom management. Narcotics are typically used for the management of acute pain associated with sickle cell crisis. Pain management often starts with oral medications taken at home at the onset of pain. However, if the pain is not relieved, or if it progresses, patients may seek medical attention in a clinic setting or emergency department. Pain that is not controlled in these settings may require hospitalization for more potent pain medications, typically opioids administered intravenously. The patient must stay in the hospital to receive these intravenous pain medications until the sickle cell crisis resolves and the pain subsides. Other supportive measures during hospitalization include hydration, supplemental oxygen and treatment of any concurrent infections or other conditions.

        According to Hematology in Clinical Practice, by Robert S. Hillman et. al. (5th ed. 2010), sickle cell crisis, once it has started, almost always results in tissue damage at the affected site in the body, increasing the importance of preventative measures. While pain medications can be effective in managing pain during sickle cell crisis, they do not affect or resolve the underlying vascular occlusion, tissue ischemia or potential tissue damage. Additionally, opioid narcotics that are generally prescribed to treat pain can also lead to tissue or organ damage and resulting complications and morbidities, prolonged hospital stays and associated continuation of pain and suffering. Given the duration and frequency of sickle cell crises, addiction to these opioid narcotics is also a significant concern.

Our Solution—L-glutamine Treatment for SCD

        We believe our L-glutamine treatment, if approved, will provide safe and effective means for reducing the frequency of sickle cell crises in patients with SCD and reducing the need for costly hospital stays or treatment with opioid narcotics. Based on published academic research including, for example, the articles "L-Glutamine Therapy Reduces Endothelial Adhesion of Sickle Red Blood Cells to Human Umbilical Vein Endothelial Cells" by Yutaka Niihara et al., published in BMC Blood Disorders (2005), "Oral L-Glutamine Therapy for Sickle Cell Anemia: I. Subjective Clinical Improvement and Favorable Change in Red Cell NAD Redox Potential" by Yutaka Niihara et al., published in the American Journal of Hematology (1998) and "Increased Red Cell Glutamine Availability in Sickle Cell Anemia: Demonstration of Increased Active Transport, Affinity, and Increased Glutamate Level in Intact Red Cells" by Yutaka Niihara et al., published in the Journal of Laboratory and Clinical Medicine (1997), we believe that L-glutamine is a precursor to nicotinamide adenine dinucleotide, or NAD, and its reduced form NADH. NAD is the major molecule that regulates and prevents oxidative damage in red blood cells. These studies have identified that sickle red blood cells have a significantly increased rate of transport of glutamine, which appears to be driven by the cells' need to promote NAD synthesis, protecting against the oxidative damage and making the sickle red blood cells less adhesive to small blood vessels. In this condition, supplementation with L-glutamine led to further improvement in the regulation of oxidative stress. Improved regulation of oxidative stress would lead to less obstruction or blockage of small blood vessels, thereby alleviating a major cause of the problems that patients with SCD face.

        In December 2013, we completed a Phase 3 prospective, randomized, double-blind, placebo controlled, parallel-group multicenter clinical trial to measure as its primary outcome the reduction in the number of occurrences of painful sickle cell crises experienced by patients in the trial over a 48-week time frame. This Phase 3 clinical trial enrolled a total of 230 patients across 31 clinical trial sites in the United States. Study participants included adults and children as young as five years of age. All participants other than those who received a placebo, including children, received up to 30 grams of pharmaceutical grade L-glutamine treatment daily, dissolved in liquid, split between morning and evening—the same dosage and endpoints as our Phase 2 clinical trial completed in 2009.

        The following charts summarize the top-line results of this Phase 3 clinical trial.

        Top-line data revealed a statistically significant 25% reduction in the median frequency of sickle cell crises (p=0.008) and a 33% reduction in the median frequency of hospitalizations (p=0.018), both over a 48-week time period. The treatment demonstrated efficacy in both adult and pediatric patients and a well-tolerated safety profile. As of the database analysis of March 28, 2014, there were no serious adverse events, or SAEs, that were determined to be treatment-related. Of all SAEs that were reported, acute chest syndrome was the most common and reported in about 12% of the patients in the treatment arm as compared to 26% in the placebo group. For the most common adverse event that occurred, about 16% of patients in the treatment arm reported gastrointestinal related disorders such as nausea, vomiting and constipation as compared to 10% of patients in the placebo arm.

Regulatory Status of L-glutamine for SCD

        In 2001, the FDA granted Orphan Drug designation to L-glutamine for the treatment of SCD. In 2005, the FDA granted Fast Track designation to our clinical study program of L-glutamine for treating SCD. The FDA also approved, in 2004, our NDA for our L-glutamine product for the treatment of SBS. In addition, in July 2012, the EC granted Orphan Drug designation to L-glutamine for the treatment of SCD. We describe below the significance of these designations and of Hatch/Waxman exclusivity.

        Orphan Drug Designation.    The FDA has authority under the U.S. Orphan Drug Act to grant Orphan Drug designation to a drug or biological product intended to treat a rare disease or condition. This law defines a rare disease or condition generally as one that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the costs of the development and distribution of the orphan drug product in the United States will be recovered from sales of the product. Being granted Orphan Drug designation provides tax benefits to mitigate expenses of developing the orphan drug product. More importantly, Orphan Drug designation provides seven years of market exclusivity if the drug product receives the first FDA approval for the disease or condition for which it was granted such designation.

During the seven year exclusivity period, Orphan Drug exclusivity precludes FDA approval of a marketing application for the same drug for the same indication. Orphan Drug exclusivity is limited and will not preclude the FDA from approving the same drug for the same indication if the same drug is shown to be clinically superior to the drug previously granted exclusivity. For example, if the same drug for the same indication is shown to have significantly fewer side effects, the FDA may approve the second drug product despite the Orphan Drug exclusivity granted to the first drug product. In addition, a drug that is the same as the orphan drug may receive approval for a different indication (whether orphan or not) during the exclusivity period of the orphan drug. Also, orphan drug market exclusivity will not bar a different drug product intended to treat the same orphan disease or condition from obtaining its own Orphan Drug designation and Orphan Drug exclusivity. Orphan Drug status in the European Union has similar, but not identical, benefits, which includes a ten year Orphan Drug exclusivity period.

        Fast Track Designation/Priority Review.    The FDA has authority under the U.S. Food, Drug, and Cosmetic Act, or the FD&C Act, to designate for "Fast Track" review new drugs and biologics that are intended to treat a serious or life-threatening condition and demonstrate the potential to meet an unmet medical need for the condition. Similar to Orphan Drug designation, Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. A drug that receives Fast Track designation is eligible for some or all of the following: more frequent meetings with the FDA to discuss the drug's development plan and ensure collection of appropriate data needed to support drug approval; more frequent written correspondence from the FDA about the development of the drug; the ability, if agreed to by the FDA, to submit an NDA on a rolling basis; and, if certain criteria are met, eligibility for Priority Review. These criteria for Priority Review include whether, if approved, the drug would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions caused by a disease when compared to standard treatment, diagnosis, or prevention of those conditions. Under Priority Review of an NDA, assuming that there are no requests from the FDA for additional information, the FDA's goal is to take action on the NDA within six months (compared to 10 months under standard review) after it is accepted for review, with the review clock starting at the time of submission. Requests for Priority Review of an NDA for the drug must be submitted to the FDA when the NDA is submitted.

        505(b)(2) Applications.    Under section 505(b)(2) of the FD&C Act, a person may submit an NDA for which one or more of the clinical studies relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant does not have a right of reference or use from the person by or for whom the clinical studies were conducted. Instead, a 505(b)(2) applicant may rely on published literature containing the specific information (e.g., clinical trials, animal studies) necessary to obtain approval of the application. The 505(b)(2) applicant may also rely on the FDA's finding of safety and/or effectiveness of a drug previously approved by the FDA when the applicant does not own or otherwise have the right to access the data in that previously approved application. The 505(b)(2) pathway to market thus allows an applicant to submit to the FDA an NDA without having to conduct its own studies to obtain data that are already documented in published reports or previously submitted NDAs. In addition to relying on safety data from our previously approved drug product, NutreStore, we intend to take advantage of the 505(b)(2) pathway to the extent published literature will further support our new drug marketing application.

        Hatch/Waxman Market Exclusivity.    Under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch/Waxman, a three-year period of exclusivity is granted for a drug product that contains an active moiety that has been previously approved, when the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to approval of the application. The FDA interprets "new clinical investigation" as a clinical study, the results of which (1) have not been relied upon by the FDA to demonstrate substantial evidence of effectiveness of a previously approved drug product for any indication or of safety in a new patient population and (2) do not duplicate the results of another investigation relied upon by the FDA to demonstrate a previously approved drug's effectiveness or safety in a new patient population. Our L-glutamine drug product contains an active moiety that is in our NutreStore drug product, which has been previously approved, and we believe our Phase 3 clinical study meets the definition of a new clinical investigation for purposes of satisfying the requirements for Hatch/Waxman market exclusivity to be granted. Therefore, if approved, we anticipate receiving three years of market exclusivity for our L-glutamine product for the treatment of SCD. These three years of market exclusivity would run concurrently with any other market exclusivity we may receive, as well as concurrently with any remaining patent term protection. However, the three-year exclusivity provided under Hatch/Waxman would bar the approval of the same product for the same indication, even if the same product demonstrated clinical superiority. Thus, when running concurrently with Orphan Drug exclusivity, clinical superiority would not be sufficient to allow the FDA to approve a third party product during the first three years of Orphan Drug exclusivity. Similar to Orphan Drug exclusivity, the three-year exclusivity provided under Hatch/Waxman would not bar the FDA from approving another L-glutamine product for another indication, nor would it bar the FDA from approving a different active moiety to treat the same indication.

Marketed Products

        We currently market two L-glutamine-based products, NutreStore and AminoPure, in the United States and certain other territories. We generate limited revenues from the sale of these products, which we consider to be non-core operations.

        NutreStore is our FDA-approved prescription L-glutamine powder for oral solution for the treatment of SBS in conjunction with an approved recombinant human growth hormone and other customary SBS management. Patients with SBS have had half or more of their small intestine surgically removed or have a poorly functioning small intestine due to inflammatory bowel disease. These patients cannot adequately absorb nutrition through their small intestine and thus require long-term intravenous nutrition, which is expensive, inconvenient, and poses significant infection risk. As cited in the NutreStore label, after four weeks of treatment with NutreStore, the patients enrolled in the Phase 3 trial showed:

  •
  Reduced mean frequency of intravenous nutrition in days per week from 5.4 to 1.2;

  •
  Reduced mean intravenous nutritional volume in liters per week from 10.5 to 2.9; and

  •
  Reduced mean intravenous nutritional calories per week from 7,895 to 2,144.

NutreStore is distributed through local treating medical centers and physicians. We also provide the product to the U.S. Department of Veterans Affairs, U.S. Department of Defense, U.S. Coast Guard and Public Health Service (Indian Health Service).

        AminoPure is our dietary supplement L-glutamine, sold through our indirect wholly-owned subsidiary, Newfield Nutrition Corporation. AminoPure is currently sold in several U.S. states, and we export the product to Japan, Taiwan and South Korea. AminoPure is subject to regulation under the Dietary Supplement Health and Education Act of 1994.

CellSeed Collaboration

        In April 2011, we entered into a Research Agreement and an Individual Agreement with CellSeed and, in August 2011, an addendum to the Research Agreement. Pursuant to the Individual Agreement, CellSeed granted us the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell Sheets, or CAOMECS, for the cornea in the United States and agreed to disclose to us its accumulated information package for the joint development of CAOMECS. In 2012, we paid CellSeed $1.5 million under the Individual Agreement. Under the Research Agreement, as

supplemented by the addendum, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed's delivery of the accumulated information package, as defined in the Research Agreement, to us and our providing written confirmation of its acceptance of the complete package, which has not yet been completed. Pursuant to the Research Agreement, we and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products and the future commercialization of such products.

        A cell sheet is a composite of cells grown and harvested in an intact sheet, rather than as individual cells. These cell sheets can be used for tissue transplantation. CellSeed's technology involves culturing cells on a surface coated with a temperature-responsive polymer. The thinness of this polymer coating is measured at the nanometer scale. The cells cultured on this polymer can be harvested intact as a composite cell sheet. Using a patient's own oral mucosal cells, we believe we will be able to grow and harvest a multilayer cell sheet for directly transplanting onto the cornea of the patient's affected eye to repair the damaged cornea.

        Our lead CAOMECS program is for treatment of corneal diseases. CAOMECS products are in preclinical development and have not been approved for marketing in the United States or any jurisdiction. The development of therapeutic products based on this cell sheet technology is in its early stages. We are not aware that cell sheets of the type that CellSeed and we are developing for treating corneal and other diseases are currently being used or sold by any third parties. The potential market for the corneal cell sheet products that CellSeed and we are developing includes patients with damaged corneas, which we believe represents a small percentage of the approximately 40,000 corneal transplants in the United States performed each year. The principal steps to development of a corneal cell sheet product include engaging a manufacturer compliant with applicable current Good Manufacturing Practice, or cGMP, regulations and sufficient manufacturing capacity, conducting preclinical studies and human clinical trials, obtaining FDA approval of the product, training physicians who will use the product and perform procedures with the product, and marketing the product.

        Under the Individual Agreement with CellSeed, we have the exclusive rights to manufacture, sell, market and distribute cell sheets for treating corneal disease in the United States. Since 2011, an Emmaus-led team at LA BioMed has been conducting preclinical studies on corneal cell sheet technology. Subject to filing an IND that the FDA allows to become effective, we anticipate beginning our first clinical studies with human participants in 2014. We currently intend, if our clinical studies are successful, to file with the FDA a Biological License Application, or BLA, for this product. Based on the current status of our research and development efforts relating to this technology, we anticipate it will be four to five years or longer before we would be able to submit and obtain FDA approval of a BLA that would allow us to begin to commercialize this product in the United States. If the product is approved for marketing, we plan to build a cGMP level facility as part of our U.S. commercialization plan for this technology.

        We estimate that the cost to develop products based on corneal cell sheet technology in the United States will be approximately $3.0 million, in addition to the $8.5 million fee payable to CellSeed under the Research Agreement. This estimate includes the anticipated cost of obtaining FDA approval for the corneal cell sheets and assumes that we will need the FDA to approve a BLA for the corneal cell sheets, rather than a NDA. We estimate that we will need another $2.0 million to commercialize any approved products based on corneal cell sheet technology.

Sales and Marketing

        Subject to FDA approval of our L-glutamine treatment for SCD, we intend to build a focused sales and marketing force to commercialize this product in the United States. We intend to focus our sales and marketing efforts across several different groups, including patients, physicians, health care providers, hospitals, treatment centers, insurance carriers, non-profit associations, and, potentially, collaborating pharmaceutical or biotechnology companies. Our in-house product specialists and sales representatives will focus on the following tasks as part of our marketing strategy:

  •
  promote our L-glutamine treatment to SCD specialist physicians and key opinion leaders;

  •
  starting with our 31 clinical trial sites, promote awareness of our L-glutamine treatment at all U.S. community-based treatment centers;

  •
  develop L-glutamine treatment collateral materials and informational packets to educate patients and physicians and garner industry support;

  •
  establish collaborative relationships with non-profit organizations and patient advocacy groups that focus on SCD; and

  •
  identify license partners and other international opportunities to commercialize our L-glutamine treatment, if approved by international regulatory authorities.

Raw Materials and Manufacturing

        Our SCD treatment uses pharmaceutical grade L-glutamine. This differs from non-pharmaceutical grade L-glutamine available as a nutritional supplement. The manufacturing of large quantities of pharmaceutical grade L-glutamine is a complex and expensive undertaking, which we believe discourages entry of third parties into the market. As a result of these challenges, there are limited alternative suppliers from whom we could obtain the pharmaceutical grade L-glutamine required to manufacture our current products and our SCD treatment product under development.

        We currently obtain, and plan to continue to obtain, our pharmaceutical grade L-glutamine from Ajinomoto North America, Inc., a subsidiary of Ajinomoto U.S.A., or Ajinomoto, a Japanese food, amino acid and pharmaceutical company, and from Kyowa Hakko Bio Co., Ltd., or Kyowa, a Japanese pharmaceutical company. Ajinomoto and Kyowa together produce the majority of pharmaceutical grade L-glutamine approved for sale in the United States.

        Ajinomoto has provided pharmaceutical grade L-glutamine to us free of charge for our clinical work, including our completed Phase 2 and Phase 3 clinical trials. Pursuant to a letter of intent between Emmaus Medical and Ajinomoto, we agreed to purchase or cause relevant third party purchasers to purchase from Ajinomoto all of the L-glutamine that we will need for our commercial products. Pursuant to the letter of intent, we will be permitted to source pharmaceutical grade L-glutamine from third party suppliers for up to 10% of our requirement for L-glutamine on a back-up basis. We also currently source pharmaceutical grade L-glutamine from Kyowa for our NutreStore product.

        Eventually we plan to enter into exclusive long term supply contracts with these manufacturers for pharmaceutical grade L-glutamine for SCD treatment that will require these companies to agree not to sell L-glutamine as a nutritional supplement or pharmaceutical for SCD applications. We do not currently have long term supply contracts with these manufacturers for L-glutamine. As such, there is no assurance we will be able to obtain agreements for obtaining pharmaceutical grade L-glutamine from these proposed suppliers on terms acceptable to us, or on an exclusive basis, or that these suppliers will not experience an interruption in supply that could materially and adversely affect our business.

        Our commercial drug products must be packaged by a facility that meets FDA requirements for cGMP. Packaging Coordinators, Inc., or PCI, of Rockville, Illinois, has handled the packaging for our Phase 2 and Phase 3 clinical trials of our L-glutamine treatment for SCD and we plan to use the same company for commercial packaging of the product, if approved. PCI packaged L-glutamine for the clinical trials that resulted in the FDA's marketing approval for L-glutamine for SBS using the same dose and packaging protocol as we expect to use for the treatment of SCD. Previous compliance with cGMP requirements for the packaging of pharmaceutical products, however, does not guarantee the ability to maintain cGMP compliance for the packaging of pharmaceutical products in the future.

Facilities

        We lease office space under operating leases from unrelated entities. The rent expense during the years ended December 31, 2013 and 2012 amounted to $137,147 and $139,302, respectively.

        We lease our approximately 4,540 square feet of headquarters offices in Torrance, California, at a base rental of $5,675 per month plus $320 per month in common area expenses. The lease expires on July 31, 2014. We lease two additional office suites in Torrance, California, one at a base rent of $1,690 per month for 1,300 square feet and another at a base rent of $1,708 per month for 1,400 square feet, which we sublease to an unaffiliated entity on a month to month basis. These leases will expire on August 19, 2014 and February 28, 2015, respectively. In addition, EM Japan leases 1,044 total square feet of office space in Tokyo, Japan. Our existing facilities are adequate for our operations at this time and we expect to be able to renew our headquarters office lease on commercially reasonable terms. In the event we determine that we require additional space to accommodate expansion of our operations, we believe suitable facilities will be available in the future on commercially reasonable terms as needed.

Employees

        As of December 31, 2013, we had 21 employees, 16 of whom are full time, and we retained four consultants. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Competition

        The biopharmaceutical industry is highly competitive and subject to rapid and significant technological change. While we believe that our development experience and scientific knowledge provide us with competitive advantages, we face potential competition from both large and small pharmaceutical and biotechnology companies, academic institutions, governmental agencies (such as the National Institutes of Health) and public and private research institutions. In comparison to us, many of the entities against whom we are competing, or against whom we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved drugs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

        Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in increasing concentration of resources among a smaller number of our competitors. These competitors compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product development programs.

        Any drug candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Sickle Cell Disease

        Our L-glutamine treatment for SCD is being developed as a therapy to reduce the frequency of sickle cell crisis in patients with SCD. The only approved drug targeting a reduction in the frequency of sickle cell crisis is hydroxyurea, which is available in both generic and branded formulations. While hydroxyurea has been shown to reduce the frequency of sickle cell crisis in some patient groups, it is not suitable for all patients because it can have significant toxicities and side effects. Additionally, hydroxyurea has not been approved by the FDA for pediatric use.

        There is a high level of interest in SCD and we understand several academic centers and pharmaceutical companies are researching new treatments and therapies for SCD. There are studies underway testing different compounds that target various aspects of SCD pathophysiology. We are aware of work focused on fetal hemoglobin regulators sponsored by HemaQuest Pharmaceuticals, Inc., which is currently in Phase 2 clinical trials, and two studies targeting the reduction or duration of vaso occlusive crisis events in sickle cell patients which are currently in Phase 3 clinical trials sponsored by Eli Lilly and Mast Therapeutics, Inc. In addition, GlycoMimetics Inc. has announced that the Phase 2 clinical trials evaluating GMI-1070, a pan-selectin inhibitor that it is developing in collaboration with Pfizer, Inc., has been completed.

        We are also aware of efforts to develop cures for SCD through approaches such as bone marrow transplant and gene therapy. Although bone marrow transplant is currently available for SCD patients, its use is limited by the lack of availability of matched donors and by the risk of serious complications including graft versus host disease and infection. Attempts to develop a cure through gene therapy remain at an early stage, but if these attempts were to succeed and receive regulatory approval, this could limit the market for a drug such as our L-glutamine product candidate that we are developing for reducing the frequency of sickle cell crises in patients with SCD.

        L-glutamine is marketed and sold without a prescription as a nutritional supplement. Although our L-glutamine treatment for SCD requires pharmaceutical grade L-glutamine, which we believe offers a more consistent quality and purity profile than non-pharmaceutical grade L-glutamine sold as a nutritional supplement, our L-glutamine product candidate for the treatment for SCD may compete with non-pharmaceutical grade alternative sources of L-glutamine. If our L-glutamine treatment for SCD is approved, we expect that it will be priced at a significant premium over non-prescription L-glutamine products.

Cell Sheet Regenerative Medicine Products

        The development of regenerative medicine products using cell sheet technology is in the early stages. Although there are many academic centers and biotechnology companies working on regenerative medicine in various fields, we are not aware of any treatments using cell sheet technology that have been approved by the FDA. Additionally, we are not aware of any other biotechnology companies in the United States who are currently working to develop products based on cell sheet technology. We are, however, aware of academic centers and biotechnology companies that are researching stem cells in various forms, with potential applications for the treatment of limbal stem cell deficiency, or LSCD.

        Two academic centers outside the U.S. are researching the transplantation of cells as a treatment for LSCD. We believe the Centre Hospitalier National d'Ophtalmologie des Quinze-Vingts, located in Paris, France, is conducting Phase 2 clinical trials to evaluate the survivability of transplanted epithelium. We believe the Instituto Universitario de Oftalmobiolog?ia Aplicada, located in Valladolid, Spain, is conducting Phase 3 clinical trials looking at the viability and safety of mesenchymal stem cell transplants. We are also aware of Holostem Terapie Avanzate, an Italian biotechnological company, who we believe is working with autologous cultures of limbal stem cells for corneal regeneration and restoration of visual acuity in patients with severe corneal chemical and thermal burns associated with total unilateral or severe bilateral LSCD.

        Currently, the standard of care for LSCD patients is the treatment of symptoms. This treatment may include use of artificial tears, topical cyclosporine or topical steroids. In more advanced cases, the treatment plan will likely include surgery. The initial surgical interventions may include management of eyelid positioning, insertion of small plugs into the openings in the eye that allows tears to drain or partially sew the eyelids together to protect the cornea prior to considering transplantation of healthy limbal tissue using either cultured cells or whole tissue grafts. The source of the transplanted tissue can be from the patient's own cells from their healthy eye, matched living donors, or cadavers. Similar to other transplantations, there is the risk of serious complications, including graft versus host disease when not using one's own tissue.

        The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their safety, efficacy, convenience, price, the level of proprietary and generic competition, and the availability of coverage and reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or less expensive than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in their establishing a strong market position before we are able to enter the market.

Government Regulation

        Regulation by the United States and foreign governmental authorities is a significant factor in the development, manufacture and expected marketing of our drug product candidates and in our ongoing research and development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any drug product candidates developed.

        In particular, human therapeutic drug products are subject to rigorous preclinical and clinical testing and other preapproval requirements of the FDA and similar regulatory authorities in other countries. Various federal and state statutes and regulations govern and influence pre- and post-approval requirements related to research, testing, manufacturing, labeling, packaging, storage, distribution and record-keeping of such products to ensure the safety and effectiveness for their intended uses. The process of obtaining marketing approval and ensuring post-approval compliance with the FD&C Act for drug and biological drug products (and applicable provisions of the Public Health Service Act for biological drug products), and the regulations promulgated thereunder, and other applicable federal and state statutes and regulations, requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, marketing approval could adversely affect the marketing of any of our drug product candidates, our ability to receive product revenues, and our liquidity and capital resources.

        New drug products also are subject to cGMP regulations. The FDA inspects manufacturing facilities for compliance with cGMP regulations before deciding whether to approve a drug for marketing. If the facility in which L-glutamine is manufactured is not ready for inspection, or cGMP deficiencies are found, FDA approval of our NDA for our L-glutamine treatment for SCD could be delayed unless and until the deficiencies are corrected.

        The steps required by the FDA before new drug products may be marketed in the United States include:

  •
  completion of preclinical studies;

  •
  the submission to the FDA of a proposal for the design of a clinical trial program. This submission is referred to as an investigational new drug application, or IND. The IND becomes effective within thirty days after the FDA receives the IND, unless the FDA notifies the sponsor that the investigations described in the IND are deficient and cannot begin. The FDA reviews the IND to ensure it adequately protects the safety and rights of trial participants and that the design of the studies are adequate to permit an evaluation of the drug's effectiveness and safety;

  •
  the conduct of adequate and well-controlled clinical trials, usually completed in three phases, to demonstrate the safety and effectiveness of a drug candidate for its intended use;

  •
  the submission to the FDA of a marketing application, an NDA, if it is a drug product, that provides data and other information to demonstrate the product is safe and effective for its intended use, or a BLA, if it is a biological drug product, that provides data and other information to demonstrate that the product is safe, pure, and potent; and

  •
  the review and approval of the NDA or BLA by the FDA before the product may be distributed commercially.

        In addition to obtaining FDA approval for each product, each product manufacturing establishment must be registered and is subject to periodic FDA post-approval inspections to ensure continued compliance with cGMP requirements. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories, procedures, or processes do not comply with applicable FDA regulations and the conditions of the product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations, recalls, the withdrawal of approval and debarment. Manufacturers must expend substantial time, money and effort in the area of production, quality assurance and quality control to ensure compliance with these standards.

        Preclinical testing includes laboratory evaluation of the safety of a drug and characterization of the drug product formulation. Preclinical testing is subject to Good Laboratory Practice, or GLP, regulations. Preclinical testing results are submitted to the FDA as a part of an IND which must become effective prior to commencement of clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. In Phase 1, the drug is initially administered to a small group of humans, either patients or healthy volunteers, primarily to test for safety (e.g., to identify any adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. In Phase 2, a slightly larger sample of patients who have the condition or disease being studied receive the trial drug to assess the effectiveness of the drug, to determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects. If the data show the investigational drug may be effective and has an acceptable safety profile in the targeted patient population, Phase 3 studies, also referred to as pivotal studies, are initiated to further establish clinical safety and provide substantial evidence of the effectiveness of the therapy in a broader sample of the general patient population, to determine the overall risk-benefit ratio of the drug, and provide an adequate basis for physician and patient labeling. During all clinical studies, Good Clinical Practice, or GCP, standards and applicable human subject protection requirements must be followed. The results of the research and product development, manufacturing, preclinical studies, clinical studies, and related information are submitted in an NDA to the FDA.

        The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the FDA will file, review, and approve the NDA. Even after initial FDA approval has been obtained, post-market studies could be required to provide additional data on safety or effectiveness. Additional pivotal studies would be required to support adding other indications to the labeling. Also, the FDA will require post-market reporting and could require specific surveillance or risk mitigation programs to monitor for known and unknown side effects of the drug. Results of post-marketing programs could limit or expand the continued marketing of the drug. Further, if there are any modifications to the drug product, including changes in indication, manufacturing process, labeling, or the location of the manufacturing facility, an NDA or BLA supplement would generally be required to be submitted to the FDA prior to or corresponding with that change, or for minor changes in an annual report.

        The rate of completion of any clinical trial depends upon, among other factors, sufficient patient enrollment and retention. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the trial, the number of clinical sites, the availability of alternative therapies and drugs, the proximity of patients to clinical sites, and the eligibility and exclusion criteria for the trial. Delays in planned patient enrollment might result in increased costs and delays. Patient retention could be affected by patient non-compliance, adverse events, or any change in circumstances making the patient no longer eligible to remain in the trial.

        Failure to adhere to regulatory requirements for the protection of human subjects, to ensure the integrity of data, other IND requirements, and GCP standards in conducting clinical trials could cause the FDA to place a "clinical hold" on one or more studies, which would stop the clinical trial and delay or preclude further research and data collection necessary for product approval. Noncompliance with GCP standards would also have a negative impact on the FDA's evaluation of an NDA. If at any time the FDA finds that a serious question regarding data integrity has been raised due to the appearance of a wrongful act, such as fraud, bribery or gross negligence, the FDA may invoke its Application Integrity Policy, or AIP, under which it could immediately suspend review of any pending NDA or BLA or refuse to file a NDA or BLA, require the sponsor to validate data, require additional clinical studies, disapprove a pending NDA or BLA or withdraw approval of marketed drug products, as well as require corrective and preventive action to ensure data integrity in future submission. Significant noncompliance with IND regulations could result in the FDA refusing to file an NDA and enforcement actions, including civil and administrative actions, civil money penalties, criminal prosecution, criminal fines and debarment. Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing the product in those countries.

        The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval might be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for some European countries, in general, each country at this time has its own procedures and requirements.

        In most cases, if the FDA has not approved a drug product candidate for sale in the United States, the unapproved drug product may be exported to any country in the world for clinical trial or sale if it meets U.S. export requirements and has marketing authorization in any one of the following listed countries: Canada, Australia, New Zealand, Japan, Israel, Switzerland, South Africa, or any member nation in the European Union or the European Economic Area, without submitting an export request to the FDA or receiving FDA approval to export the drug, as long as the drug meets the regulatory requirements of the country to which the product is being exported. If an unapproved drug product is not approved in one of the listed countries, the unapproved drug may be exported directly to an unlisted country if the drug meets the requirements of the regulatory authority of that country, and the FDA determines that the foreign country has statutory or regulatory requirements similar or equivalent to the United States.

        In addition to the regulatory framework for product approvals, we and our collaborative partners must comply with federal, state and local laws and regulations regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and other local, state, federal and foreign regulation. All facilities and manufacturing processes used by third parties to produce our drug candidates for clinical use in the United States must be in compliance with cGMP requirements and are subject to periodic regulatory inspections. The failure of third party manufacturers to comply with applicable regulations could extend, delay, or cause the termination of clinical trials conducted for our drug candidates. The impact of government regulation upon us cannot be predicted and could be material and adverse. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

        With respect to our L-glutamine product for the treatment of SCD, we have completed preclinical studies, submitted an IND to the FDA which has become effective and conducted Phase 1, Phase 2 and Phase 3 clinical trials. Before we can submit an application to the FDA to obtain marketing approval for this product, we are required to complete the analysis of the data from our Phase 3 clinical trial and submit data to demonstrate that our drug candidate meets the requirements for safety and provides substantial evidence of effectiveness for its intended use. Top-line data revealed a statistically significant 25% reduction in the median frequency of sickle cell crises (p=0.008) and a 33% reduction in the median frequency of hospitalizations (p=0.018), both over a 48-week time period. The treatment demonstrated efficacy in both adult and pediatric patients and a well-tolerated safety profile. As of the database analysis of March 28, 2014, there were no SAEs that were determined to be treatment-related. Of all SAEs that were reported, acute chest syndrome was the most common and reported in about 12% of the patients in the treatment arm as compared to 26% in the placebo group. For the most common adverse event that occurred, about 16% of patients in the treatment arm reported gastrointestinal related disorders such as nausea, vomiting and constipation as compared to 10% of patients in the placebo arm. Based on our review of this initial data, we expect to proceed with submitting an NDA to the FDA. If the FDA accepts the NDA for filing based on our single Phase 3 clinical trial, the review officially begins from the date the FDA received the original submission. The FDA can refuse to file an application for review if it is incomplete in the view of the FDA. Because our product has obtained Orphan Drug designation and Fast Track designation, we expect that the FDA will prioritize the review of our pharmaceutical grade L-glutamine treatment for SCD with the intent of rendering a decision within six months of the date that the NDA is treated as submitted to the FDA.

        After reviewing the NDA, the FDA will make a determination as to whether data and other information demonstrate the safety and provide substantial evidence of effectiveness of the drug product for its intended use(s), which includes an analysis of whether the benefits of the drug outweigh the risks; whether the drug's proposed labeling is adequate and complete; and whether the methods used in, and the facilities or controls used for, the manufacture, processing, packing, and holding of the drug conform to and are operated or administered in conformity with cGMP regulations. Upon completion of the NDA review, the FDA will either approve or not approve the application, or issue a Complete Response Letter (a letter from the FDA indicating that it cannot approve the application in its present form and informing the applicant of changes that should be made before the application could be approved). If the FDA approves the NDA, we will be able to commercialize the drug. If the FDA does not approve our NDA, we will not be able to commercialize our SCD drug candidate, which may have a material adverse impact on our business and financial condition.

        If the FDA issues a Complete Response Letter, the FDA would be required to provide the basis for its decision and we would have an opportunity to meet with FDA officials to discuss any deficiencies noted in the letter. At that point, we could choose to request a hearing and appeal the agency's decision, or address deficiencies and, if necessary, submit additional data or information, or withdraw the application. Common problems which may delay or prevent the FDA from approving an NDA include, but are not limited to, unexpected safety issues, inadequate data analysis, or the failure, in the FDA's judgment, to provide substantial evidence of a drug's effectiveness. If we receive a Complete Response Letter, we may need to conduct additional studies, perhaps studies of more people or, different types of people, or conduct studies for a longer period of time. If we must conduct additional clinical studies in order to address any deficiencies identified in a Complete Response Letter, we may not have sufficient funding to conduct such additional trials or studies.

        Outside the United States, we sell AminoPure in Japan, Taiwan and South Korea. There are no regulatory requirements to sell AminoPure in Japan because it is classified as a nutritional supplement product. To sell AminoPure in Taiwan, we are required to obtain a Certificate of Free Sale from the FDA, which we provide to our distributor. The FDA issues a Certificate of Free Sale upon request for drug products that either meet the applicable requirements of the FD&C Act and may be legally marketed in the United States or may be legally exported under the FD&C Act although they may not be legally marketed in the United States. Once the Certificate of Free Sale is furnished to our distributor in Taiwan, it is the distributor's responsibility to comply with local regulations, including but not limited to, obtaining the proper import license. The Certificate of Free Sale for the sale of AminoPure in Taiwan expires in 2015. In South Korea, AminoPure is imported and sold as a dietary supplement, which does not require any regulatory approval but is subject to dietary supplement cGMP regulations. In Ghana, AminoPure is a registered product with the Food and Drug Board of the Ministry of Health.

Patents, Proprietary Rights and Know-How

        As described below under "Licenses and Promotional Rights Agreements," we have acquired the exclusive rights to develop a treatment approach for SCD covered under U.S. Patent No. 5,693,671, entitled "L-glutamine Therapy for SCD and Thalassemia" issued on December 2, 1997 to Niihara et al., which we refer to as the SCD Patent. The license agreement is effective until the expiration of the SCD Patent in 2016. The Company does intend to seek a three year market exclusivity under Title I of the Drug Price Competition and Patent Term Restoration Act, often referred to as "Hatch/Waxman".

        We rely on a combination of orphan drug designations, patent licenses, trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the pharmaceutical industry. While we do not currently own any issued patents, we have two patent licenses with third parties. We have also submitted patent applications which have yet to be published.

        We also rely on unpatented technologies to protect the proprietary nature of our products. We require that our management team and key employees enter into confidentiality agreements that require the employees to assign to us the rights to any inventions developed by them during the course of their employment with us. All of the confidentiality agreements include non-solicitation provisions that remain effective during the course of employment and for periods following termination of employment.

Licenses and Promotional Rights Agreements

        On March 1, 2001, Emmaus Medical became the exclusive worldwide licensee of the SCD Patent to develop a treatment for SCD and thalassemia using L-glutamine pursuant to a license agreement. The license agreement is effective until the expiration of the SCD Patent in 2016. The Company intends to seek a three year market exclusivity under Hatch/Waxman. Pursuant to the license agreement, we acquired the exclusive right to test, gain governmental approval of, make, have made, use, distribute and sell products designed for use in carrying out methods covered under the SCD Patent, which we refer to as the Licensed Methods, and/or incorporating technical information provided by the licensor or by any of certain doctors affiliated with the licensor, which we refer to as the Licensed Products. Pursuant to an addendum to the license agreement, we agreed to pay royalties to the licensor during the term of the agreement equal to 4.5% of net sales of Licensed Products in the United States until lifetime royalty payments made to the licensor total $100,000, at which time the royalty rate will decrease to 2.5% of net sales of the Licensed Products. No royalties will be paid to the licensor for Licensed Products sold or distributed, or Licensed Methods practiced, on a non-profit basis. Royalty payments are due within 45 days after the end of each fiscal quarter, with the last payment due 45 days after the termination of the agreement. Any payments not made when due accrue interest on and after the due date at a rate equal to the prime interest rate quoted by the Bank of America on the date the payment is due, with interest being compounded on the last day of each calendar quarter.

        We are also responsible for paying all fees and costs relating to the maintenance of the SCD Patent. Before any Licensed Products are commercially sold or Licensed Methods are practiced on humans, we are required to obtain comprehensive general liability insurance policies, including product liability insurance coverage in the minimum amount of $0.5 million. If we fail to obtain the required insurance policies, the licensor may terminate the agreement or obtain such insurance at our sole cost and expense. We currently have product liability insurance for NutreStore and also have clinical trial insurance for the SCD trial.

        The license agreement will terminate upon the expiration of the patent in 2016, or earlier upon a court's determination that the patent is invalid or unenforceable. If we fail to pay royalties when due and payable, the licensor may terminate the agreement upon 90 days' written notice, unless we pay all outstanding royalties and interest due, during such 90-day period. The licensor may also terminate the agreement upon our material breach of the agreement upon providing us with 90 days' written notice. The agreement will automatically terminate at the end of such 90-day period unless we cure the breach or default during such period.

        In October 2007, Emmaus Medical became the exclusive sublicensee of US Patent No. 5,288,703, which we refer to as the SBS Patent, for the U.S. market, including the rights to distribute the L-glutamine treatment for SBS under the trademark NutreStore in the United States, which we refer to as the SBS License. We commercially launched NutreStore in June 2008. The SBS License was amended in February 2011 and ownership of the NutreStore NDA and Drug Master Files, or DMF, containing the proprietary information relating to the manufacturing and packaging specifications of the NutreStore product were transferred to us. Pursuant to the SBS License, as amended by an assignment and transfer agreement, we are required to pay a royalty of 10% of adjusted gross sales of NutreStore to Cato Holding Company, or Cato, through 2016. We are also required to pay to Cato a royalty of 1% of gross sales of L-glutamine as a treatment for SCD and thalassemia for a period of five years from the date of the first commercial sale of such product as outlined in the Sublicense Agreement with Cato. The SBS License is subject to a sublicense that Cato holds from Ares Trading, S.A..

        The SBS Patent expired on October 7, 2011 and the SBS License terminated on the date the SBS Patent expired. We agreed to pay the royalties to Cato noted above after the expiration of the SBS License from 2012 to 2016 in consideration of the transfer of the NDA for NutreStore from Cato to us, the transfer of the NutreStore-related trademarks from Cato to us, the transfer of the NutreStore DMF Nos. 16633 and 16639 from Cato to us and the know-how represented by the NutreStore NDA and DMFs.

        We do not anticipate that the expiration of the SBS License will have a significant impact on us and we intend to sell NutreStore in accordance with the terms of the assignment and transfer agreement. We currently do not believe there should be significant competition in the marketplace for a generic version of NutreStore given the small population of SBS patients (<10,000 adults).

        In April 2011, we entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, an addendum to the Research Agreement. Pursuant to the Individual Agreement, CellSeed granted us the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell Sheets, or CAOMECS, for the cornea in the United States and agreed to disclose to us its accumulated information package for the joint development of CAOMECS. In 2012, we paid CellSeed $1.5 million under the Individual Agreement. Under the Research Agreement, as supplemented by the addendum, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed's delivery of the accumulated information package, as defined in the Research Agreement, to us and our providing written confirmation of its acceptance of the complete package, which has not yet been completed. Pursuant to the Research Agreement, we and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products and the future commercialization of such products.

        All intellectual property rights created in the course of the Research Agreement, the CAOMECS Individual Agreement and any future individual agreement, including rights made jointly by our employees and CellSeed employees or made solely by the employees of one party based on confidential information or intellectual property rights exchanged between the parties, will be owned jointly by us and CellSeed. Intellectual property rights related to the products that are developed solely by one party's employees independently from confidential information and intellectual property rights of the other party, will be owned by the party whose employees made such invention, but that such party must grant a worldwide, perpetual, irrevocable, non-exclusive, royalty free, fully paid up, sub-licensable, transferable license of such rights to the other party.

Trademarks

        We currently own three federal U.S. trademark registrations, including for "Emmaus Medical," "NutreStore" and "AminoPure," a Japanese trademark for "AminoPure," a South Korean trademark for "AminoPure," a Taiwanese trademark for "AminoPure," and a Philippines trademark for "AminoPure." We are also pursuing trademark registrations for "AminoPure" in Ghana and Kenya.

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

        Pursuant to an Agreement and Plan of Merger dated April 21, 2011, which we refer to as the Merger Agreement, by and among us, AFH Merger Sub, Inc., our wholly-owned subsidiary, which we refer to as AFH Merger Sub, AFH Advisory and Emmaus Medical, Emmaus Medical merged with and into AFH Merger Sub on May 3, 2011 with Emmaus Medical continuing as the surviving entity, which we refer to as the Merger. Upon the closing of the Merger, we changed our name from "AFH Acquisition IV, Inc." to "Emmaus Holdings, Inc." Subsequently, on September 14, 2011, we changed our name from "Emmaus Holdings, Inc." to "Emmaus Life Sciences, Inc."

        In May 2006, we formed Newfield Nutrition Corporation, a wholly-owned subsidiary of Emmaus Medical, Inc., that distributes L-glutamine as a nutritional supplement under the brand name AminoPure.

        In October 2010, we formed Emmaus Medical Japan, Inc., referred to as "EM Japan," a wholly-owned subsidiary of Emmaus Medical, Inc., that markets and sells AminoPure in Japan and other countries in Asia. EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future.

        In November 2011, we formed Emmaus Medical Europe, Ltd., referred to as "EM Europe", a wholly-owned subsidiary of Emmaus Medical, Inc. whose primary focus is expanding our business in Europe. L-glutamine for the treatment of SCD has received Orphan Drug designation from the EC.

        Our mailing address and executive offices are located at 20725 S. Western Avenue, Suite 136, Torrance, California and our telephone number at that address is (310) 214-0065. We maintain an Internet website at the following address: www.emmausmedical.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

ITEM 1A.    RISK FACTORS

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred losses since inception, have limited cash resources and anticipate that we will continue to incur substantial losses for the foreseeable future, and we may never become profitable.

        As of December 31, 2013, we had an accumulated deficit of $49.8 million since our inception in December 2000. Our net losses were $14.1 million and $14.1 million for the years ended December 31, 2013 and 2012, respectively. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We have had limited revenue and have sustained significant operating losses since inception, and we are likely to sustain operating losses in the foreseeable future. Since inception, we have funded our operations through the private placement of equity securities, convertible notes and loans from certain related parties (including, without limitation, certain of our officers). We expect that we will continue to fund our operations primarily through the issuance of public or private equity or debt securities, or other sources, such as strategic partnerships. Such financings or strategic partnerships may not be available in amounts or on terms acceptable to us, if at all. Our failure to raise capital as and when needed would inhibit our ability to continue operations and implement our business strategy.

        We expect to continue to incur significant and increasing negative cash flow and operating losses as we continue our research activities, conduct clinical trials, and seek regulatory approvals for our L-glutamine treatment for SCD. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity, total assets and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the extent of any future losses, whether or when we will be able to commercialize our L-glutamine treatment for SCD, or when we will become profitable, if ever. Our strategy depends heavily on the success of L-glutamine treatment for SCD. If we are unable to commercialize our L-glutamine treatment for SCD or any of our other product candidates, or if we experience significant delays in doing so, our business may fail. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities or result in our inability to continue as a going concern.

        We will require additional capital to pursue planned clinical trials and regulatory approvals, as well as further research and development and marketing efforts for our products and potential products. We have no committed sources of additional capital and our access to capital funding is uncertain. If we are not able to secure financing, we may no longer be a going concern and may be forced to curtail operations, delay or stop ongoing clinical trials, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

        We may attempt to raise additional funds through public or private financings, collaborations with other companies or financing from other sources. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all. If adequate funding is not available to us, or on reasonable terms, we may need to delay, reduce or eliminate one or more of our product development programs or obtain funds on terms less favorable than we would otherwise accept.

        In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and would be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.

        We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that additional capital is raised through the sale of equity securities or securities convertible into or exchangeable for equity securities, the issuance of those securities could result in dilution to our stockholders. The terms of such securities may include liquidation or other preferences that could adversely affect the rights of our existing stockholders. Moreover, the incurrence of debt financing could result in a substantial portion of our future operating cash flow, if any, being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. This could render us more vulnerable to competitive pressures and economic downturns.

        Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include grants of security interest or covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

Our recurring operating losses and significant short-term indebtedness have raised substantial doubt regarding our ability to continue as a going concern.

        We have incurred recurring operating losses. In addition, we have a significant amount of notes payable and other obligations due within the next year and are projecting that our operating losses and expected capital needs will exceed our existing cash balances and cash expected to be generated from operations for the foreseeable future, including the expected costs relating to the commercialization of our L-glutamine treatment for SCD. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2013 with respect to this uncertainty. The continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have adopted an equity incentive plan under which we may grant securities to compensate employees and other services providers, which could result in increased share-based compensation expenses and, therefore, reduce net income.

        Under current accounting rules, we are required to recognize share-based compensation as compensation expense in our statement of comprehensive loss, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We made grants of equity awards in 2012 and 2013, and accordingly our results of operations for the year ended December 31, 2012 and 2013 contain share-based compensation charges. Additional expenses associated with share-based compensation may reduce the attractiveness of issuing stock options under an equity incentive plan that we may adopt in the future. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute existing stockholders' ownership interests in our company. In February 2013 our board of directors amended our equity incentive plan to increase the number of shares of our common stock that may be subject to awards granted under the plan from 3 million shares to 6 million shares.

We have issued and may continue to issue debt instruments that are convertible and/or may include warrant features, which could result in the calculation of discounts on the debt issued and increased amortization of discount expenses and, therefore, reduce net income.

        Under current accounting rules, we are required to recognize discounts on debt issued with stock conversion features or with warrants attached which can result in amortization of the discount as an expense in our statement of consolidated comprehensive loss, based on the fair value of conversion feature or warrant on the date of issue. If we grant stock conversion features or warrants with debt instruments to attract capital, the expenses associated with amortization of the calculated discount may adversely affect our net income. However, if we do not grant stock conversion features or warrants with debt instruments, we may not be able to attract debt capital.

We obtained a summary judgment and court order in June 2013 allowing us to cancel approximately 2.5 million shares of our common stock issued to AFH Advisory and certain others in connection with our Merger. Following the litigation of certain claims that were not adjudicated in the summary judgment, the summary judgment and court order would be subject to appeal for a thirty-day period. If the summary judgment and court order are appealed, and our defense of such appeal is unsuccessful, we may have to re-issue the cancelled shares, resulting in dilution to our stockholders.

        Since July 2012, we have been engaged in significant litigation with Amir Heshmatpour and AFH Holding and Advisory, LLC, or AFH Advisory. Mr. Heshmatpour, one of our former directors, owns AFH Advisory, which was our majority stockholder until our combination with Emmaus Medical, Inc. pursuant to the Merger in May 2011. In September 2012, AFH Advisory, Griffin Ventures, Ltd., or

Griffin, and The Amir & Kathy Heshmatpour Family Foundation, or the Foundation, filed a complaint against us in the Superior Court of Delaware. The complaint alleged that we did not have the right to cancel the plaintiffs' shares, a right that we had previously asserted under a Letter of Intent between us and AFH Advisory, and asked the court to issue a declaratory judgment to that effect. In October 2012 we filed counterclaims against the plaintiffs and third-party claims against Mr. Heshmatpour. We asked the court for an order declaring that the plaintiffs' shares were canceled and that, because of fraudulent inducement on their part, the Letter of Intent was void and of no further effect. In addition, we asked the court to award compensatory and punitive damages, in amounts to be determined, for breach of contract, unjust enrichment and fraud.

        On June 27, 2013, the court issued an order implementing a partial summary judgment in our favor. The order, among other things, (i) stated that the letter of intent previously entered into between us and AFH Advisory was properly terminated as of July 19, 2012, and (ii) ordered our transfer agent to effect the cancellation of 2,504,249 shares of our common stock held by AFH Advisory, Griffin and the Foundation. The cancellation of such shares, which represented approximately 10 percent of our common stock, was effected by our transfer agent on June 28, 2013. The cancellation of such shares will be subject to appeal for 30 days after the completion of trial court proceedings. While the partial summary judgment in favor of the Company led to the cancellation of 2,504,249 shares of the Company's common stock by the transfer agent on June 28, 2013, we have determined that gain contingency accounting, which would result in derecognition of these shares and the related liability amount, is not appropriate under GAAP until the right of appeal has lapsed and no further contingency remains. Hence, the Company will continue to present these shares in its financial statements as outstanding until the right of appeal has lapsed and all contingencies have been resolved.

        On April 16, 2014, the court granted our motion for attorneys' fees, costs and expenses and denied a competing motion for attorneys' fees, costs and expenses brought by AFH and Mr. Heshmatpour. The court ruled that under the Letter of Intent, we are entitled to an award of $700,000 in attorneys' fees, costs and expenses from AFH. Our cause of action for fraud has not yet been litigated or settled.

        Conduct of the litigation has entailed significant expense to us and will continue to do so until it is resolved. It has also required significant amounts of time and attention from our management. If the court's summary judgment ruling is appealed, it could result in our incurring liabilities and expenses that may have a material adverse effect on our financial condition and cash flows and result in dilution to our stockholders.

We may be required to make an $8.5 million payment to CellSeed under our Research Agreement with CellSeed relating to the delivery to and acceptance by us of data relating to CellSeed's technology, and if this condition is satisfied and we do not make this payment, CellSeed has the right to terminate one or both of the Research Agreement and CAOMECS Individual Agreement with us, which will negatively impact our ability to implement our business strategies related to CAOMECS.

        In April 2011, Emmaus Medical, Inc. entered into the Research Agreement and the CAOMECS Individual Agreement with CellSeed and, in August 2011, an addendum to the Research Agreement. Pursuant to the CAOMECS Individual Agreement, CellSeed granted us the exclusive right to manufacture, sell, market and distribute CAOMECS for the treatment of corneal impairments in the United States, which we would be able to exercise only after receiving FDA marketing approval for the product, and agreed to disclose to us its accumulated information package for the joint development of CAOMECS. Under the CAOMECS Individual Agreement, we agreed to pay CellSeed $1.5 million, which we paid in February 2012. Pursuant to the Research Agreement, we formed a relationship with CellSeed regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products. Under the Research Agreement, as supplemented by the addendum, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the CAOMECS Individual Agreement; and (iii) CellSeed's delivery of the accumulated information package, as defined in the Research Agreement, to us and our providing written confirmation of its acceptance of the complete accumulated information package. The third of these conditions has not yet been satisfied. At the time we entered into our agreements with CellSeed, we left for further negotiation provisions covering how we and CellSeed will share any financial results of commercializing any cell sheet engineering regenerative medicine products that we are seeking to develop in collaboration with CellSeed. If we are not able to successfully negotiate these terms, our current development and commercialization plans with respect to any of these products would be materially adversely affected.

        If our payment obligation under the Research Agreement becomes due and payable prior to our generation of revenue from the commercialization of our L-glutamine treatment for SCD under development, we will need to use available cash or seek other funding sources, including the sale of additional equity or debt securities, in order to fund that payment. CellSeed may terminate either or both of the Research Agreement and the CAOMECS Individual Agreement if we are unable to timely make this payment. If CellSeed terminates one or both of these agreements, our strategy to develop and commercialize regenerative medicine products would be adversely affected and we would become more reliant on our L-glutamine treatment for SCD, making it more difficult to raise external funding.

RISKS RELATED TO DEVELOPMENT OF OUR PRODUCT CANDIDATES

We may not be able to receive regulatory approval for our pharmaceutical grade L-glutamine treatment for SCD, or, even if approved, we may not be able to successfully commercialize our pharmaceutical grade L-glutamine treatment for SCD or any other product candidates, which would adversely affect our financial and operating condition.

        Our current efforts are, and a substantial portion of our efforts over the foreseeable future will be, focused primarily on our lead product candidate, our pharmaceutical grade L-glutamine treatment for SCD, for which we have recently completed a single Phase 3 clinical trial. All of our other drug candidates are still in preclinical development. Regulatory approval is required to market our pharmaceutical grade L-glutamine treatment for SCD, or other drug product candidates we may develop. There are many reasons that we may fail in our efforts to commercialize our pharmaceutical grade L-glutamine treatment for SCD or that such efforts will be delayed, including:

  •
  the chance that the FDA will conclude that our clinical trial reveals that our pharmaceutical grade L-glutamine treatment for SCD is ineffective and/or causes unacceptable harmful side effects;

  •
  the chance that the FDA will not accept for filing the NDA that we intend to submit based on the results of only one Phase 3 clinical trial, instead of two such studies, to demonstrate substantial evidence of effectiveness of our product candidate;

  •
  the failure of our pharmaceutical grade L-glutamine treatment for SCD to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;

  •
  the failure of our pharmaceutical grade L-glutamine treatment for SCD, once approved, to be produced in commercial quantities or at reasonable costs;

  •
  physicians' reluctance to switch from existing SCD treatment methods, including traditional therapy agents, to our product;

  •
  the failure of our L-glutamine product candidate, once approved, to achieve commercial acceptance for the treatment of SCD;

  •
  the introduction of products by our competitors that are or are perceived to be more effective or have or are perceived to have a better safety profile than our product;

  •
  the application of restrictions to our pharmaceutical grade L-glutamine treatment for SCD by regulatory or governmental authorities;

  •
  the possibility that we may not be able to maintain Orphan Drug designation or obtain and maintain orphan drug market exclusivity for our pharmaceutical grade L-glutamine treatment;

  •
  the possibility, even if we obtain regulatory approval and Orphan Drug market exclusivity for our pharmaceutical grade L-glutamine treatment for SCD, that another company with the same drug for the same indication could demonstrate clinical superiority over our drug product, thus making that third party drug eligible for approval despite our market exclusivity;

  •
  the possibility that another drug, different from L-glutamine, receives Orphan Drug designation and is approved for the treatment of SCD, which our Orphan Drug exclusivity, should we receive it, would not bar;

  •
  the possibility, if we obtain Orphan Drug market exclusivity, that we are unable to ensure an adequate supply of the Orphan Drug thus allowing the FDA to approve another L-glutamine drug product for Orphan Drug exclusivity; and

  •
  the possibility that our Fast Track designation for our pharmaceutical grade L-glutamine treatment may be rescinded or may not actually lead to a faster regulatory review and approval.

        Even if the FDA and other regulatory authorities approve our pharmaceutical grade L-glutamine treatment for SCD, or any of our other drug product candidates, the manufacture, packaging, labeling, distribution, marketing and sale of such products will be subject to strict and ongoing post-approval regulations. Compliance with such regulations will be expensive and consume substantial financial and management resources. The FDA has the authority to regulate the claims we make in marketing our prescription drug products to ensure that such claims are true, not misleading, supported by scientific evidence, and consistent with the approved labeling of the drug. The FDA also has the authority to regulate the claims we make in marketing our dietary supplement AminoPure. Failure to comply with FDA requirements in this regard could result in, among other things, warning letters, withdrawal of approvals, seizures, recalls, injunctions prohibiting a product's manufacture and distribution, restricting promotional activities, requiring corrective actions regarding sales and marketing activities, other operating restrictions, civil money penalties, and prosecution under the False Claims Act, which imposes liability on individuals and companies who defraud governmental programs and may lead to criminal prosecutions. Any of these government enforcement actions could negatively impact our product sales and profitability. Additionally, an approval for a product may be conditioned on our agreement to conduct costly post-marketing follow-up studies to monitor the safety or effectiveness of the products or to implement risk mitigation strategies. In addition, as clinical experience with a drug expands after approval because the drug is used by a greater number and more diverse group of patients than during clinical trials, unknown side effects or other problems may be observed that were not observed or anticipated during pre-approval clinical trials. In such a case, a regulatory authority could restrict the indications for which the product may be sold or restrict the distribution channels, or revoke the product's regulatory approval, which could hinder our ability to generate revenues from our products. If we fail to develop and commercialize our drug product candidates as planned, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research product development programs and may be forced to cease operations.

If the FDA does not accept for filing the NDA with only one Phase 3 clinical trial, instead of two such studies, to demonstrate substantial evidence of effectiveness of our pharmaceutical grade L-glutamine product candidate for the treatment of SCD, we may be forced to incur the time, expense, and risk of undertaking a second such study, which could have a material adverse effect on our business, financial condition and operating results.

        Historically, the FDA has generally required applicants to submit as part of an NDA two adequate and well-controlled clinical trials to demonstrate substantial evidence of effectiveness of that drug. The Modernization Act, however, made clear that the FDA may consider data from only one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) if the FDA determines that such evidence is sufficient to establish effectiveness. In a guidance document titled "Providing Clinical Evidence of Effectiveness for Human Drug and Biological Products" (May 1998), the FDA stated that reliance on a single study is generally limited to situations in which a trial has demonstrated a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potential serious outcome, and where confirmation of the result in a second trial would be impractical or unethical. We believe a second study of an orphan drug to treat a rare condition, such as SCD, would not be required if the single study satisfies the factors the FDA takes into consideration. The factors the FDA considers for accepting a single study include, but are not limited to, having large multi-centered studies, consistent data across subgroups, multiple endpoints, and statistically very persuasive findings. Our single Phase 3 clinical trial was multi-centered with multiple endpoints, and we believe the final results will be consistent across subgroups and statistically very persuasive to the FDA. However, there can be no assurance that the FDA will accept this single study to be sufficient to demonstrate substantial evidence of effectiveness.

        If the FDA does not accept our single Phase 3 clinical trial as sufficient to demonstrate substantial evidence of effectiveness of our L-glutamine treatment for SCD and we are unable to submit our NDA unless we conduct a second Phase 3 clinical trial, the approval of our drug product will be delayed. In addition, we will incur additional costs to seek to convince the FDA that a second clinical trial is unnecessary, to design and conduct a second Phase 3 clinical trial, or both. If we conduct a second Phase 3 clinical trial, it is possible that the results of that trial will be less favorable than the results of our completed trial and further delay or complicate the approval process. The incurrence of additional costs may require us to raise additional capital, and any delay in obtaining approval of our product will reduce the period during which we can market and sell our product with patent protection and may affect our ability to obtain other protections against competition.

The drug development process to obtain FDA approval is very costly and time consuming and if we cannot complete our clinical trials in a cost-effective manner, our operations may be adversely affected.

        Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we or a collaborator must complete preclinical development and then complete one or more extensive clinical trials to demonstrate the safety and effectiveness of the drug candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Costs of clinical trials may vary significantly over the life of a drug development project owing, but not limited to, the following:

  •
  the duration of the clinical trials;

  •
  the number of sites included in the trials;

  •
  the countries in which the trials are conducted;

  •
  the length of time required to enroll eligible patients;

  •
  the number of patients that participate in the trials;

  •
  the number of doses that patients receive;

  •
  adverse events experienced by trial participants;

  •
  the drop-out or discontinuation rates of patients;

  •
  per patient trial costs;

  •
  potential additional safety monitoring or other studies requested by regulatory agencies;

  •
  the extent and duration of patient follow-up;

  •
  the efficacy and safety profile of the product candidate; and

  •
  the costs and timing of obtaining regulatory approvals.

        If we are unable to control the timing and costs of our clinical trials and conduct our trials and apply for regulatory approvals in a timely and cost-effective manner, our operations may be adversely affected.

        Our drug development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring drugs to market before we do, and thereby impair our ability to successfully commercialize our drug candidates.

We may not be able to complete clinical trial programs for any of our product candidates successfully within any specific time period or at all, and if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

        Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of development. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

        Generally speaking, whether we complete our clinical trials in a timely manner, or at all, for any product candidate is dependent in part upon: (i) the date the applicable investigational new drug application, or IND, becomes effective enabling us to commence the applicable clinical studies (which occurs no more than thirty days after the FDA receives the IND, unless the FDA notifies us that the IND cannot begin, in which case FDA may request us to provide additional data from completed preclinical studies or undertake additional preclinical studies, the latter of which could materially delay the clinical and regulatory development of the applicable product candidate); (ii) the engagement of clinical trial sites and clinical investigators; (iii) reaching an agreement on acceptable clinical trial agreement terms, clinical trial protocols or informed consent forms with clinical investigators; (iv) obtaining approval from the institutional review boards used by the clinical trial sites we seek to engage; and, thereafter, (v) the rate of patient enrollment and retention, and the rate to collect, clean, lock and analyze the clinical trial database.

        Patient enrollment in trials is a function of many factors, including the design of the protocol, the size of the patient population, the proximity of patients to and availability of clinical sites, the eligibility criteria for the trial, the perceived risks and benefits of the drug under trial and of the control drug, if any, the clinical investigator's efforts to facilitate timely enrollment in clinical trials, the patient referral practices of local physicians, the existence of competitive clinical trials, and whether other investigational or new therapies are available for the indication. If we experience delays in identifying and contracting with appropriate clinical investigators and sites, in obtaining approval of the applicable institutional review boards, in enrolling and retaining patients and/or in completing our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials on a cost-effective or timely basis, if at all. If we or any third party have difficulty obtaining sufficient clinical drug materials or enrolling a sufficient number of patients in a timely or cost-effective manner to conduct clinical trials as planned, or if enrolled patients do not complete the trial as planned, we or a third party may need to delay or terminate ongoing clinical trials, which could negatively affect our business.

        Clinical trials often require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit for our clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials, especially when the disease or condition being studied is rare, depends on many factors, including the size of the relevant patient population, the nature and design of the protocol, the proximity of patients to clinical sites, the eligibility and exclusion criteria applicable for the trial, existence of competing clinical trials and the availability of already approved drugs for the indications being studied (whether or not such drugs are less safe or less effective than our product candidate under trial). In addition, patients may withdraw from a clinical trial or be unwilling to follow our clinical trial protocols for a variety of reasons, such as adverse events or noncompliance with trial requirements. If we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical significance and/or statistical power of that clinical trial may be reduced which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective for its intended use.

We may be required to suspend, repeat or terminate our clinical trials if they do not meet regulatory requirements, the results are negative or inconclusive, human subject protections are inadequate, the trials are not well designed, or clinical investigators fail to comply with all requirements for the conduct of trials under the applicable IND, any of which may result in significant negative repercussions on our business and financial condition.

        Our pharmaceutical grade L-glutamine treatment for SCD, which is currently our only product candidate in clinical development, has not yet received marketing approval in any jurisdiction. We cannot market a pharmaceutical product in any jurisdiction until we have completed rigorous preclinical testing and clinical trials for that product, demonstrated the product's safety and effectiveness for its intended use, obtained the approval of the applicable regulatory authority for our proposed labeling of the product, and met the other requirements of such jurisdiction's extensive regulatory approval process. Preclinical testing and the conduct of clinical trials are long, expensive and uncertain processes. Data obtained from preclinical and clinical tests can be interpreted in different ways and could ultimately be deemed by regulatory authorities to be insufficient with respect to providing sufficient of safety and effectiveness required for regulatory approval, which could delay, limit or prevent regulatory approval. It may take us many years to complete the required testing of our product candidates to support an application for marketing approval and failure can occur at any stage during this process.

        We cannot provide assurance that our preclinical testing and clinical trials will be completed successfully within any time period specified by us, or without significant additional resources or expertise provided by third parties to conduct such testing. We cannot provide assurance that any such testing will demonstrate our drug candidates meet regulatory approval requirements for safety and effectiveness or that any such product will be approved for a specific indication. Results from early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials. In addition, negative or inconclusive results from the clinical trials we conduct or adverse medical events could cause us to have to suspend, repeat or terminate the clinical trials. Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards and must meet the requirements of these authorities including but not limited to requirements for informed consent, human subject protection and good clinical practices; and we cannot guarantee that we will be able to comply or that a regulatory authority will agree that we have complied with such requirements.

We rely on third parties, such as contract research organizations and/or contract laboratories, regulatory consultants and data management companies to assist us in overseeing and monitoring clinical trials as well as to process the clinical data and manage test requests, which may result in delays or failure to complete trials, if the third parties fail to perform or meet applicable regulatory requirements and standards. A failure by us or any such third parties to comply with the terms of a product development program and regulatory requirements for any particular product candidate or to complete the clinical trials for a product candidate in the projected time frame could have a significant negative effect on our business and financial condition.

        There are significant requirements imposed on us and on clinical investigators who conduct clinical trials under an IND. Although we are responsible for selecting qualified clinical investigators, providing them with the information they need to conduct an investigation properly, ensuring proper monitoring of the investigation(s), and ensuring that the investigation(s) is conducted in accordance with the general investigational plan and protocols contained in the IND, we cannot ensure the clinical investigators will maintain compliance with all regulatory requirements at all times. Clinical investigators have been found at times to incorrectly record data, omit data, or even falsify data. We cannot ensure that the clinical investigators in our trials will not make mistakes or otherwise compromise the integrity or validity of data, all of which would have a significant negative effect on our ability to obtain marketing approval, our business, and our financial condition.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, which may result in necessary changes to clinical trial protocols, informed consents and clinical trial budgets, which could result in increased costs to us, delay our development timeline or reduce the likelihood of successful completion of the clinical trial.

        Changes in regulatory requirements or the FDA's interpretation of those requirements, which may be provided through guidance documents, or the occurrence of unanticipated events during our clinical trials could require us to amend clinical trial protocols, informed consent forms and trial budgets. If we experience delays in initiation, conduct or completion of, or if we terminate any of our clinical trials due to changes in regulatory requirements or guidance documents, unexpected and serious adverse events, or other unanticipated events, we may incur additional costs, have difficulty enrolling subjects or achieving clinical investigator or institutional review board acceptance of the changes and successfully completing the trial, the commercial prospects for our product candidates may be harmed and our ability to generate product revenue could be delayed, possibly materially.

There are various uncertainties related to the research, development and commercialization of the cell sheet engineering regenerative medicine products we are developing in collaboration with a strategic partner which could negatively affect our ability to commercialize such products.

        We have historically focused on the research and development of our L-glutamine treatment for SCD and have limited experience in the research, development or commercialization of cell sheet regenerative medicine products or any other biological product. No clinical trials of cell sheet regenerative products have been conducted in the United States and no biological products based on cell sheet engineering have been approved by regulatory authorities in any jurisdiction. Such products must be manufactured in conformance with current Good Manufacturing Practices, or cGMP requirements as well as Good Tissue Practice, or GTP, requirements and demonstrate that they are safe, pure and potent to be effective for their intended uses to obtain FDA approval. The GTP requirements, which are specifically applicable to all cellular-based products, are intended to prevent communicable disease transmission. It is uncertain what type and quantity of scientific data would be required to support initiation of clinical studies or to sufficiently demonstrate the safety, purity and potency of cell sheet regenerative medicine products for their intended uses. Such uncertainties could delay our ability to obtain FDA approval for and to commercialize such products. In addition, the research and commercialization of cell sheet regenerative medicine products could be hindered if third party manufacturers of such products are not compliant with cGMP, GTP, and any other applicable regulations. Any delay in the development of, obtaining FDA approval for, or the occurrence of any problems with third party manufacturers of cell sheet regenerative medicine products would negatively affect our ability to commercialize such products.

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

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

        Because we have limited financial and management resources, we focus on a limited number of research programs and drug candidates. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

RISKS RELATED TO COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

The failure of our products to gain market acceptance will hinder our ability to generate revenues from the sale of our products.

        Even if our drug product candidates are approved for commercialization, they may be too expensive to manufacture or market or they may not otherwise be successful in the marketplace. Market acceptance of any of our drug product candidates, if approved for commercial sale, will depend on a number of factors including, but not limited to:

  •
  demonstration of significant clinical effectiveness and safety;

  •
  the prevalence and severity of any adverse side effects;

  •
  limitations or warnings contained in the product's approved labeling or product insert;

  •
  the availability of alternative treatments for the indications targeted by the product;

  •
  the advantages and disadvantages of our products relative to current or alternative treatments;

  •
  the availability of acceptable pricing and adequate third-party reimbursement; and

  •
  the effectiveness of marketing and distribution methods for the products.

        If our products do not gain market acceptance among physicians, patients, treatment centers, healthcare payors and others in the health care community, any of which may not accept or utilize our products, our ability to generate significant revenues from our products would be limited and our financial condition will be materially adversely affected. In addition, if we fail to successfully penetrate our core markets and successfully expand our business into new markets, the growth in sales of our products, along with our business' operating results, could be negatively impacted.

        Our ability to successfully penetrate the SCD treatment market, and other markets in which we compete or to expand our business successfully into additional countries in Africa, Europe, Asia and the Americas, is subject to numerous factors, many of which are beyond our control. Our products, if successfully developed, may compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical companies. Our products may also compete with new products currently under development by others or with products which may be less expensive than our products. There is no assurance that our efforts to increase market penetration in our core markets and existing geographic markets will be successful. Our failure to do so could have an adverse effect on our operating results.

We lack experience in commercializing products, and we may not be able to establish the sales and marketing infrastructure necessary to support the commercialization of our drug product candidates if and when they are approved.

        If we obtain FDA approval of our drug product candidates under development, we will need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We have not yet demonstrated an ability to obtain marketing approval for drug product candidates and have limited experience in commercializing products. As a result, we may not be as successful as companies that have previously obtained marketing approval for drug product candidates and have more experience commercially launching drugs.

        To achieve commercial success for any of our product candidates for which we may obtain marketing approval, including our L-glutamine treatment for SCD, we will need to establish a sales and marketing infrastructure to market such drugs. This will require us to attract and retain key personnel with commercial experience to lead the commercialization of our L-glutamine treatment for SCD if approved by the FDA and other product candidates that we may develop. We have not yet identified or retained these key personnel and have no assurance that we will be able to do so on commercially acceptable terms, or at all. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

        Factors that may inhibit our efforts to commercialize our drugs on our own include:

  •
  our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

  •
  the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;

  •
  the lack of complementary or sample drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more products;

  •
  unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

  •
  the inability of sales and marketing personnel to maintain compliance with federal and state regulations and our inability to adequately monitor and ensure such compliance.

        If we are unable to establish our own sales, marketing and distribution capabilities and instead enter into arrangements with third parties to perform these services, our revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any drugs that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our drug candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates.

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

        Significant uncertainty exists as to the reimbursement status of newly approved healthcare products and third-party payors are increasingly challenging the prices charged for pharmaceuticals and other medical products. In addition, the continuing efforts of third-party payors to contain or reduce the costs of healthcare through various means may limit our commercial opportunity and reduce any associated revenue and profits. For example, in some foreign markets, the pricing or profitability of healthcare products is subject to government control. In other foreign markets, including Africa where the largest population of patients with SCD exists, there is a limited number of third-party payors from which reimbursement can be sought. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control, as evidenced by the passing of the Patient Protection and Affordable Care Act and its amendment, the Health Care and Education Reconciliation Act. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. In addition, increasing emphasis on managed care will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any current or potential collaborators could receive for any of our products and could adversely affect our profitability. If we fail to obtain acceptable prices or an adequate level of reimbursement for our products, the sales of our products would be adversely affected or there may be no commercially viable market for our products.

The intellectual property that we have licensed relating to our L-glutamine product candidate for the treatment of SCD is limited, which could adversely affect our ability to compete in the market and adversely affect the value of our product candidate.

        The patent and exclusivity protections that we expect to protect our L-glutamine product for the treatment of SCD from competition is a combination of (i) rights under the SCD Patent, (ii) Orphan Drug market exclusivity under FDA, European Union and similar foreign regulations, and (iii) market exclusivity in the United States under Hatch/Waxman. These protections are limited in ways that may affect our ability to effectively exclude third parties from competing against us if we obtain regulatory approval to market our product. In particular:

  •
  each of the protections run concurrently, with the result being that the degree of protection from competition will diminish over time as the protections expire;

  •
  protection under the SCD Patent is scheduled to expire in 2016;

  •
  the FDA may not agree that our product is entitled to market exclusivity under Hatch/Waxman and, if granted, market exclusivity protection under Hatch/Waxman will expire three years after our product is approved;

  •
  Orphan Drug market exclusivity in the United States will only be granted if our product receives the first FDA approval for an L-glutamine treatment for SCD and, if granted, Orphan Drug market exclusivity protection will expire seven years after our product is approved. Orphan Drug designation will not preclude the FDA from approving a clinically superior drug, approving a drug that is the same as our product for a different indication, or approving a different drug product intended to treat SCD;

  •
  Orphan Drug status in the European Union is subject to exclusions similar to those in the United States;

  •
  there are many countries, including some key markets for our product, in which we do not have intellectual property coverage and where neither orphan drug nor similar exclusivity is available.

        If we obtain marketing approval for our L-glutamine treatment for SCD, these limitations and any reductions in our expected protection resulting from any failure to obtain exclusivity under Orphan Drug protections or Hatch/Waxman, or the approval of competing products based on the exceptions to Orphan Drug protections, may subject our product to greater competition than we expect and reduce our ability to generate revenue from our product candidate, possibly materially. These circumstances may also impair our ability to obtain license partners or other international commercialization opportunities on terms acceptable to us, if at all.

If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our drug product candidates, then our technologies and future drug product candidates may be rendered less competitive.

        We face significant competition from industry participants, both pharmaceutical and nutritional, that are pursuing similar technologies to those we are pursuing and are developing pharmaceutical products that are competitive with our drug product candidates. Nearly all of our industry competitors have greater capital resources, larger research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. With these additional resources and experience, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies and to respond effectively and timely to competition. We may not be able to do this successfully. Rapid technological development, as well as new scientific developments, may result in our compounds, drug product candidates or processes becoming obsolete or less effective or otherwise clinically inferior for some or all patients before we can recover any of the expenses incurred to develop them. For example, changes in our understanding of the appropriate population of patients who should be treated with a targeted therapy of the type that we are developing may limit the drug's market potential if it is subsequently demonstrated that only certain subsets of the overall patient population should be treated with the targeted therapy. If a competitor develops the same drug for the same indication that is clinically superior to our drug product, or if the same drug product is intended for a different indication, or if we are unable to ensure adequate supplies of the orphan drug product, the FDA may approve the marketing application of that other drug product regardless of any marketing exclusivity we may obtain. Any of these events could have a material adverse effect on our ability to successfully commercialize our product and thus on our business and financial condition.

We may face potential competition for our L-glutamine treatment for SCD from manufacturers and resellers of L-glutamine that may or may not be manufactured with the same purity and quality as our pharmaceutical-grade L-glutamine.

        The amino acid L-glutamine is manufactured in large quantities, primarily by a few large chemical companies, and processed and sold as nutritional supplements. These quantities may not evidence the same level of quality and purity as our pharmaceutical grade L-glutamine. The sale of either pharmaceutical grade or non-pharmaceutical grade supplies of L-glutamine at prices lower than the minimum that we must charge to become and remain profitable could have a material adverse effect on our results.

There are known adverse side effects to our NutreStore product.

        We market and sell NutreStore L-glutamine powder for oral solution, a prescription pharmaceutical product that has received FDA approval for the treatment of SBS when used in combination with a recombinant human growth hormone approved for SBS, and a specialized nutritional support. Patients with SBS receiving intravenous parenteral nutrition, or IPN, and NutreStore should be routinely monitored for kidney and liver function, particularly patients with kidney or liver impairment. Common reported side effects of NutreStore for patients with SBS include, but are not limited to, nausea or vomiting, feeling the need or urge to empty bowels, gas, abdominal pain, hemorrhoids, constipation, and aggravation of Crohn's disease, gastric ulcer or gastric fistula. The approved indication of the product in combination with recombinant human growth hormone and specialized diets, and any of these known side effects or any associated warning statements or labeling requirements may limit the commercial profile of this product and prevent us from achieving or maintaining market acceptance of such product.

If the market opportunities for our product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer. Because the target patient populations of our product candidates are small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth.

        We focus our research and product development on treatments for rare diseases and conditions. Our projections of both the number of people who have these diseases or conditions, as well as the subset of people with these diseases or conditions who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases or conditions. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

If the L-glutamine manufacturers upon whom we rely fail to produce in the volumes and quality that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our L-glutamine-based products, if any, and may lose any marketing exclusivity and potential revenues.

        We do not currently have our own manufacturing capabilities. We therefore significantly depend upon third party manufacturers for supplies of both our product candidates under development and the products we sell. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Our third party manufacturers and key suppliers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments at foreign facilities or financial difficulties and may not be able to expand their capacity or to produce additional product requirements for us in the event that demand for our products increases. If these manufacturers or key suppliers were to encounter any of these difficulties, or otherwise fail to comply with their regulatory and contractual obligations, our ability to timely launch any potential product candidate, if approved, would be jeopardized. If we are unable to ensure adequate supply of an orphan drug for which we have obtained marketing exclusivity, the FDA may approve another drug for marketing, which could have a material adverse effect on our business and financial condition.

        We currently obtain our pharmaceutical grade L-glutamine from two Japanese companies, which together produce the vast majority of pharmaceutical grade L-glutamine approved for sale in the United States, and obtain all of our L-glutamine for our NutreStore product from one of these companies. We intend to continue to rely on these manufacturers to produce our pharmaceutical grade L-glutamine, but we have not entered into, and may not be able to establish, long-term supply agreements with these key suppliers on acceptable terms. If these suppliers were to experience any manufacturing or production difficulties producing pharmaceutical grade L-glutamine, or we were unable to purchase sufficient quantities of pharmaceutical grade L-glutamine on acceptable terms, our ability to complete our clinical trials, to commercialize L-glutamine for the treatment of SCD, to maintain marketing exclusivity if granted, and to continue to sell NutreStore would be harmed.

        In addition, all manufacturers, packers, distributors, and suppliers of pharmaceutical products must comply with applicable cGMP regulations for the manufacture of drug products, which are enforced by the FDA through its facilities inspection program. The FDA is likely to conduct inspections of our third party manufacturer and key supplier facilities as part of the FDA's pre-approval review of any of our NDAs and post-approval, ongoing compliance programs. If our third party manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval for products undergoing regulatory review or the inability to meet market demands for any approved products, particularly if these sites are supplying single source ingredients required for the manufacture of any potential product. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation, among other items. Furthermore, each manufacturing facility used to manufacture drug or biological products is subject to FDA inspection and must meet cGMP requirements. As a result, if one of the manufacturers that we rely on shifts production from one facility to another, the new facility must undergo a preapproval inspection and, for biological products, must be approved by regulatory authorities prior to being used for commercial supply. Our manufacturers may be unable or fail to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with any applicable manufacturing requirements may result in warning or untitled letters, fines, product recalls, seizures, corrective actions involving public notifications, injunctions, total or partial suspension of production, civil money penalties, suspension or withdrawals of previously granted regulatory approvals, refusal to approve new applications or supplements to applications for marketing of new products, import or export bans or restrictions, disgorgement of profits, debarment, and criminal prosecution and criminal penalties. Any of these penalties could delay or prevent the promotion, marketing or sale of our products. If the safety of any quantities supplied is compromised due to a third party manufacturer's or key supplier's failure to comply with or adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

We expect to rely on third parties to conduct our future clinical trials for drug candidates and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

        We engaged a third-party contract research organization, or CRO, to conduct our clinical trials for our L-glutamine treatment for SCD and expect to engage a CRO to conduct clinical trials any of our other drug candidates that may progress to clinical development. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our drug development activities.

        Our reliance on these third parties for research and development activities will reduce our control over these activities, but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, www.ClinicalTrials.gov, within specified timeframes. Failure to do so can result in the FDA refusing to accept the NDA, fines, adverse publicity and civil and criminal sanctions.

        Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates.

        We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential revenue.

If we do not obtain the support of new, and maintain the support of existing, key scientific collaborators, it may be difficult to research medical indications for L-glutamine other than SCD and to expand our product offerings, which may limit our revenue growth and profitability and could have a material adverse effect on our business, financial condition and operating results.

        We will need to establish relationships with additional leading scientists and research institutions in order to develop new products and expand our product offerings and to explore other medical indications for L-glutamine-based products. Although we have established research collaborations, we cannot assure you that our relationships with our research collaborators will continue or that we will be able to attract additional research partners. If we are not able to maintain existing or establish new scientific relationships to assist in our research and development, we may not be able to successfully develop our drug product candidates or expand our product offerings.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

We are dependent on licenses and sublicenses for certain patents for our products. If the licenses of any superior sublicensees terminate or if the patents of our licensors are challenged and we are limited in our ability to utilize the licensed patents, we may be unable to develop, out-license, market and sell our products, which would cause a material adverse effect on our business, prospects, financial condition, and operating results.

        Our ability to develop products depends on licenses we have obtained to patents for treatment of SCD. We hold a license as a sublicensee of certain patent rights needed to operate our business. If any of the licenses of any of the superior sublicenses terminate, our license may terminate also.

        There can be no assurance that, in the event any claims in such sublicensed patents are challenged, that any court or patent authority would determine that such patent claims are valid and enforceable or sufficiently broad in scope to protect our proprietary rights. Our commercial success will depend, in part, on not infringing patents or proprietary rights of others, and there can be no assurance that the technologies and products used or developed by us will not infringe such rights. Infringement actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims. The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. Such relief could effectively block our ability to make, use, sell, distribute or market our products and services in such jurisdiction. If such infringement occurs and we are unable to obtain a license from the relevant third party, we will not be able to continue the development, manufacture, use or sale of any such infringing technology or product. There can be no assurance that any necessary licenses to third party technology will be available at all, or on commercially reasonable terms. Our failure to obtain a license to technology that we may require to utilize our technologies or commercialize our products could have a material adverse effect on us. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets, know-how or other intellectual property rights owned by us or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to, and diversion of, resources by us and could have a material and adverse impact on us. We cannot assure that any of our issued or licensed patents would ultimately be held valid or that efforts to defend any of our patents, trade secrets, know-how or other intellectual property rights would be successful. An adverse outcome in any such litigation or proceeding could subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from the third party, all of which could have a material adverse effect on our business.

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

        The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

        The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our drug candidates, in whole or in part, or which effectively prevent others from commercializing competitive drug candidates. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

        Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our licensed patents, all of which could have a material adverse effect on our business and financial condition.

        Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative drug candidates in a non-infringing manner.

        In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical drug candidates, or limit the duration of the patent protection of our drug candidates. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Patent protection for our SCD treatment product candidate expires in 2016. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

        Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our drug candidates without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

        If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our drug candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing drug. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

        Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's former employer. Litigation may be necessary to defend against these claims.

        Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our drug candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

        Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent's claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

        Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

        In addition to licensing patent rights and seeking patents for our drug candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Our competitors may use our methods, or acquire similar expertise, in order to develop L-glutamine-based treatments and drug candidates and progress these drug candidates through clinical development and commercialization, which could impair our ability to successfully commercialize our drug candidates.

        We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We may not be able to protect our intellectual property rights throughout the world.

        Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

        Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

RISKS RELATED TO REGULATORY APPROVAL OF OUR DRUG CANDIDATES AND OTHER LEGAL COMPLIANCE MATTERS

Our business is subject to extensive government regulation, which could cause delays in the development and commercialization of our drug products, impose significant costs on us or provide advantages to our larger competitors.

        The FDA and similar regulatory authorities in foreign countries impose substantial requirements upon the development, manufacture and marketing of drugs. Failure to obtain marketing approval for a drug product candidate will prevent us from commercializing the product in the relevant jurisdiction. The FDA and most other regulatory authorities impose requirements for laboratory and clinical testing, manufacturing, labeling, registration, marketing, storage, distribution, recordkeeping, reporting, and advertising and promotion, and other costly and time-consuming processes and procedures applicable to drug products. In some cases, as a condition for approval to market any of our product candidates, the FDA or other regulatory authorities may impose commitments that we must satisfy following any such approval. These post-approval commitments could vary substantially from country to country depending upon the type, complexity and novelty of the applicable therapeutic product. Satisfaction of any such post-approval commitments (including the requirement to conduct additional clinical studies), if imposed by the FDA or other regulatory authorities, could take several years or more. In addition, post-approval requirements regarding safety surveillance, "current good manufacturing practice," or cGMP, compliance, advertising and promotion, adverse event reporting, and recordkeeping must be maintained at all times.

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

Even though we have obtained Orphan Drug designation for our most advanced drug candidate, our L-glutamine treatment for SCD, we may not be able to obtain or maintain Orphan Drug marketing exclusivity for this drug candidate or any of our other drug candidates.

        Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. We have obtained Orphan Drug designation from the FDA and European Commission, or EC, for L-glutamine treatment for SCD, and we may seek Orphan Drug designation for our other drug candidates. Generally, if a drug with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or European Medicines Agency, or EMA, from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and 10 years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to ensure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug exclusivity may be lost if another L-glutamine product for the same indication demonstrates clinical superiority, such as a better safety or efficacy profile, in which case the FDA would be permitted to approve the third party product. Orphan Drug exclusivity does not bar the FDA from approving another L-glutamine drug product for any other indication. Nor does Orphan Drug exclusivity bar the FDA from granting Orphan Drug designation and approving another drug product for the same orphan disease or condition.

Even if we receive three years of market exclusivity upon approval of our L-glutamine treatment for SCD, the exclusivity will run concurrently with Orphan Drug exclusivity and will not prevent the FDA from approving other drug products intended to treat SCD or other L-glutamine products intended to treat other diseases or conditions.

        Under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as Hatch/Waxman, a three-year period of exclusivity is granted for a drug product that contains an active moiety that has been previously approved, when the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to approval of the application. The FDA interprets "new clinical investigation" as a clinical study, the results of which (1) have not been relied upon by the FDA to demonstrate substantial evidence of effectiveness of a previously approved drug product for any indication or of safety in a new patient population and (2) do not duplicate the results of another investigation relied upon by the FDA to demonstrate a previously approved drug's effectiveness or safety in a new patient population. Our L-glutamine treatment for SCD contains the same active moiety contained in NutreStore and we believe our Phase 3 clinical study meets the definition of a new clinical investigation for purposes of satisfying the requirements for Hatch/Waxman market exclusivity to be granted. Although we anticipate receiving three years of market exclusivity if L-glutamine for the treatment of SCD is approved, we may not be able to take advantage of all or any of the benefits of such exclusivity if Orphan Drug exclusivity is granted, because both exclusivities would run concurrently. However, Hatch/Waxman three-year exclusivity would bar the approval of the same product for the same indication even if the same product demonstrated clinical superiority. Similar to Orphan Drug exclusivity, the three-year exclusivity provided under Hatch/Waxman would not bar the FDA from approving another L-glutamine product for an indication other than SCD; nor would it bar the FDA from approving a different active moiety to treat SCD.

The FDA Fast Track designation for our L-glutamine treatment for SCD may not actually lead to a faster development or regulatory review or approval process.

        If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for FDA Fast Track designation. If Fast Track designation is obtained, the FDA may initiate review of completed individual sections of a new drug application, or NDA, before all sections of the application are complete and the application can be submitted for filing by the FDA. This "rolling review" is available if the applicant provides, and the FDA approves, a schedule for submission of the individual sections of the application.

        Although we have obtained a Fast Track designation from the FDA for our L-glutamine treatment for SCD, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Our Fast Track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of our L-glutamine treatment for SCD.

        A drug that receives Fast Track designation is also eligible for, among other benefits, Priority Review, if certain criteria are met. These criteria for Priority Review include whether, if approved, the drug would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions caused by a disease when compared to standard treatment, diagnosis, or prevention of those conditions. Under Priority Review of an NDA, assuming that there are no requests for additional information, the FDA's goal is to take action on the NDA within six months (compared to 10 months under standard review) after it is accepted as filed. Requests for Priority Review of an NDA must be submitted to the FDA when the NDA is submitted. Our current plan is to request Priority Review for the NDA for our pharmaceutical grade L-glutamine treatment for SCD that we plan to file this year. We cannot predict whether the FDA will grant our request for Priority Review for any such NDA or, if the request is granted, that the Priority Review status will be maintained and the NDA approved in a timely manner.

Any drug candidate for which we obtain marketing approval could be subject to post-marketing requirements and limitations, recall or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drug candidates, when and if any of them are approved.

        Any drug candidate for which we obtain marketing approval, along with manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such drug candidate, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and product listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. If any of our drug candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit its sales.

        The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or effectiveness of the drug. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use, and if we do market our drugs for unapproved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

        In addition, later discovery of previously unknown adverse events or other problems with our drugs, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have negative consequences, including:

  •
  restrictions on such drugs, manufacturers or manufacturing processes;

  •
  restrictions on the labeling or marketing of a drug;

  •
  restrictions on product distribution or use;

  •
  requirements to conduct post-marketing studies or clinical trials;

  •
  warning letters;

  •
  recall or withdrawal of the drugs from the market;

  •
  refusal to approve pending applications or supplements to approved applications that we submit;

  •
  clinical holds;

  •
  fines, restitution or disgorgement of revenue or profit;

  •
  suspension or withdrawal of marketing approvals;

  •
  refusal to permit the import or export of our drugs;

  •
  product seizure;

  •
  injunctions;

  •
  the imposition of civil or criminal penalties; or

  •
  debarment.

        Non-compliance with applicable regulatory requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of drugs for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with applicable regulatory requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

        We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including inducing, facilitating or encouraging submission of false claims to government programs and prohibitions on the offer or payment or acceptance of kickbacks or other remuneration for the purchase of our products. Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

  •
  the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

  •
  federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

  •
  the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to "payments or other transfers of value" made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, with data collection beginning on August 1, 2013, requirements for manufacturers to submit reports to CMS by March 31, 2014, and the

    90th day of each subsequent calendar year, and disclosure of such information to be made by CMS on a publicly available website beginning in September 2014; and

  •
  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

        Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we, our employees, officers, or directors may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

        Under the False Claims Act, drug manufacturers have been held responsible for claims filed by physicians for reimbursement of the cost of medical services related to uses of a drug product that are not on the approved labeling, known as "off-label use," if the manufacturer promoted the drug for such off-label use. Violations of the False Claims Act may result in treble damages based on the amount of overpayment and additional civil fines of $5,000 to $10,000 for each false claim. Drug manufacturers could also be held responsible for reimbursement claims submitted by any physician for drug products that were knowingly not manufactured in compliance with cGMP regulations.

        Because of the sweeping language of the federal Anti-Kickback Statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the Department of Health and Human Services has published regulations, known as "safe harbors," that identify exceptions or exemptions to the statute's prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case by case basis for compliance with the statute. We seek to comply with the Anti-Kickback Statute and, if necessary, to fit within one of the defined safe harbors. We are unaware of any violations of these laws. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices will not be challenged under anti-kickback or similar laws. Violations of such restrictions may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition, results or operations and cash flows.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.

        In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

        Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the PPACA, a law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

        Among the provisions of the PPACA of importance to our potential drug candidates are:

  •
  an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

  •
  an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

  •
  expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer's outpatient drugs to be covered under Medicare Part D;

  •
  extension of a manufacturer's Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level beginning in 2014, thereby potentially increasing a manufacturer's Medicaid rebate liability;

  •
  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

  •
  the new requirements under the federal Open Payments program and its implementing regulations;

  •
  a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

        In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On March 1, 2013, the President signed an executive order implementing the 2% Medicare payment reductions, and on April 1, 2013, these reductions went into effect. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

        We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

        Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

A variety of risks associated with marketing our drug candidates internationally could hurt our business.

        We may seek regulatory approval for our L-glutamine treatment for SCD and our other drug candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

  •
  differing regulatory requirements in foreign countries;

  •
  the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market with low or lower prices rather than buying them locally;

  •
  unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

  •
  economic weakness, including inflation or political instability in particular foreign economies and markets;

  •
  compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

  •
  foreign taxes, including withholding of payroll taxes;

  •
  foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations related to doing business in another country;

  •
  difficulties staffing and managing foreign operations;

  •
  workforce uncertainty in countries where labor unrest is more common than in the United States;

  •
  potential liability under the Foreign Corrupt Practices Act or comparable foreign regulations;

  •
  challenges enforcing our contractual and intellectual property rights, especially in foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

  •
  production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

  •
  business interruptions resulting from geo-political actions, including war and terrorism.

        These and other risks associated with our potential international operations may compromise our ability to achieve or maintain profitability.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

        In some countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

        We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

        Although we maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

        In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

RISKS RELATED TO EMPLOYEE MATTERS AND MANAGING OUR GROWTH

We rely heavily on the founder of Emmaus Medical, Yutaka Niihara, M.D., MPH, our President and Chief Executive Officer. The loss of his services would have a material adverse effect upon us and our business and prospects.

        Our success depends, to a significant extent, upon the continued services of Yutaka Niihara, M.D., MPH, founder of Emmaus Medical, Inc. and our President and Chief Executive Officer. Since inception, we have been dependent upon Dr. Niihara, who was one of the initial patentees for the method we are utilizing in our product candidate for the treatment of SCD. While Dr. Niihara and the rest of our executive officers are parties to confidentiality agreements that prevent them from soliciting our existing customers or disclosing information deemed confidential to us, we do not have any agreement with Dr. Niihara or any key members of management that would prohibit them from joining our competitors or forming competing companies. In addition, we do not maintain key man life insurance policies on any of our executive officers. If Dr. Niihara or any key management personnel resign to join a competitor or form a competing company, the loss of such personnel, together with the loss of any customers or potential customers due to such executive's departure, could materially and adversely affect our business and results of operations.

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

        In addition, we intend to hire in-house marketing personnel to promote and market and sell our SCD and SBS treatment products to patients, physicians and treatment centers, and obtain the approval of insurance companies and healthcare payors for reimbursement of the cost of these treatments. We cannot assure you that we will be able to recruit and retain qualified personnel to perform these marketing functions. Our inability to hire and then retain such personnel and scientists could have a materially adverse effect on our business, financial condition and results of operations.

The pharmaceutical and biotechnology industries are subject to rapid technological change, and if we fail to keep up with such change, our results of operations and financial condition could be adversely impacted.

        Biotechnology and related pharmaceutical technology have undergone and are subject to rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our failure to keep pace with such rapid change could result in our SCD treatment and other product candidates becoming obsolete and we may be unable to recoup any expenses incurred with developing such products, which may adversely affect our future revenues and financial condition.

We expect to expand our product development, regulatory and marketing capabilities, and, as a result, we may encounter difficulties managing our growth, which could disrupt our operations.

        We expect to continue to grow, which could strain our managerial, operational, financial and other resources. With the addition of our clinical-stage programs and with our plan to in-license and acquire additional clinical-stage product candidates, we will be required to retain experienced personnel in the regulatory, clinical and medical areas over the next several years. Also, as our preclinical pipeline diversifies through the acquisition or in-licensing of new product candidates, we will need to hire additional scientific and other personnel in order to supplement our existing scientific expertise over the next several years.

        Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations and our management may be unable to take advantage of future market opportunities or manage successfully our relationships with third parties if we are unable to adequately manage our anticipated growth and the integration of new personnel. We may not be able on a timely and cost effective basis to identify, hire and retain any needed additional management, scientific, or sales and marketing personnel to develop and implement our product development plans, conduct preclinical and clinical testing of our product candidates, or commercialize any of our products that may be approved by the FDA and other government regulators. In addition, we may not be able to successfully manage potential rapid growth with our current limited managerial, operational, and financial resources.

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

        There is no market for shares of our common stock. An active trading market for our shares may never develop. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into collaborations or acquire companies or products by using our shares of common stock as consideration. The market price of our stock may be volatile, and you could lose all or part of your investment.

The market price and trading volume of shares of our common stock may be volatile and you could lose all of your investment.

        When and if a market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other companies, whether large or small, within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn; changes in the laws that affect our products or operations; competition; compensation related expenses; application of accounting standards; and our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business. In addition, when the market price of a company's shares drops significantly, stockholders could institute securities class action lawsuits against us. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources. In addition, the market price for securities of pharmaceutical and biotechnology companies historically has been volatile, and the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to decline substantially.

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

        As of March 31, 2014, our officers and directors beneficially owned approximately 45.0% of the outstanding shares of our common stock on an undiluted basis. These stockholders, therefore, have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. These stockholders may also have the power to prevent or cause a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of our other stockholders.

We have identified a material weakness in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weakness is not remediated, or if after remediation we are unable to maintain appropriate controls, the accuracy and timing of our financial reporting may be adversely affected.

        We have identified a material weakness in our internal control over financial reporting and, as a result of such weakness, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2013. The material weakness related to our not having an adequate level of resources with the appropriate level of training and experience regarding the application of generally accepted accounting principles for certain complex transactions. In addition, we did not maintain effective controls over the completeness and accuracy of financial reporting for complex or significant unusual transactions. With respect to our controls over the reporting of complex or significant unusual transactions, we did not have controls designed and in place to ensure the accuracy of our accounting treatment of such transactions, including, without limitation, our reporting of liabilities and costs associated with the issuance and sale of units consisting of common stock and common stock purchase warrants during the third quarter of fiscal 2013, the recording of share based compensation only after establishing the grant date of the awards, and the proper reporting of the amounts relating to gain contingencies. This and related events contributed to a delay in the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the restatement of our unaudited condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

        Unless and until remediated, this material weakness could result in additional material misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may experience delay or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigation and sanctions by regulatory authorities. Management's assessment of internal controls over financial reporting may in the future identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting. Any failure to improve our disclosure controls and procedures and our internal control over financial reporting or to address identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Any of these results could adversely affect our business and the value of our common stock.

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

  •
  provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum; and

  •
  provide that stockholders must provide advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

        These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with our board of directors. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors' sole source of gain, if any, will depend on capital appreciation, if any.

        We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors' sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease our approximately 4,540 square feet of headquarters offices in Torrance, California, at a base rental of $5,675 per month plus $320 per month in common area expenses. The lease expires on July 31, 2014. We lease two additional office suites in Torrance, California, one at a base rent of $1,690 per month for 1,300 square feet and another at a base rent of $1,708 per month for 1,400 square feet, which we sublease to an unaffiliated entity on a month to month basis. These leases will expire on August 19, 2014 and February 28, 2015, respectively. In addition, EM Japan leases 1,044 total square feet of office space in Tokyo, Japan. Our existing facilities are adequate for our operations at this time and we expect to be able to renew our headquarters office lease on commercially reasonable terms. In the event we determine that we require additional space to accommodate expansion of our operations, we believe suitable facilities will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

        On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in our favor in our litigation against AFH Advisory, Griffin Ventures, Ltd., or Griffin, The Amir & Kathy Heshmatpour Family Foundation, or the Foundation, and Amir Heshmatpour. The order, among other things, (i) stated that a letter of intent, referred to as the Letter of Intent, between us and AFH Advisory was properly terminated as of July 19, 2012, and (ii) ordered our transfer agent to effect the cancellation of 2,504,249 shares of our common stock held by AFH Advisory, Griffin and the Foundation. The cancellation of such shares, which represented approximately 10% of our common stock, was effected by our transfer agent on June 28, 2013.

        The Letter of Intent was signed on November 10, 2010 and we entered into amended and restated versions on April 21, 2011, and on or around October 4, 2011. The Letter of Intent sets forth the basic terms of the Merger, and the issuance of the now-canceled shares to AFH Advisory and its related parties. It provided that following the Merger, AFH Advisory would assist us in conducting a public offering of our shares, and that if such public offering could not be consummated to provide for minimum gross proceeds to us of at least $5 million, we would have the right to terminate such public offering at our sole discretion, in which case we would have the right to cancel all shares issued to AFH Advisory and certain other parties in connection with the Merger, which we refer to as the Advisory Shares. The Letter of Intent also included provisions regarding the payment of transaction costs, AFH Advisory's right to appoint members of our board and its right to serve as our financial advisor.

        On July 19, 2012, we provided written notice to AFH Advisory and Mr. Heshmatpour that we were exercising our right under the Letter of Intent to terminate such public offering and cancel the Advisory Shares. On September 7, 2012, AFH Advisory, Griffin and the Foundation filed a complaint against us in the Superior Court of Delaware. The complaint alleged that we did not have the right to cancel the plaintiffs' shares and asked the court to issue a declaratory judgment to that effect. On October 12, 2012, we filed counterclaims against the plaintiffs and third-party claims against Mr. Heshmatpour. We asked the court for an order declaring that the plaintiffs' shares are canceled and that, because of fraudulent inducement on their part, the Letter of Intent was void and of no further effect. In addition, we asked the court to award compensatory and punitive damages, in amounts to be determined, for breach of contract, unjust enrichment and fraud.

        On May 15, 2013, the court issued an opinion declaring as a matter of law that we had properly canceled all shares of our common stock held by AFH Advisory, Griffin and the Foundation and that the Letter of Intent had properly terminated. An order issued by the court on June 27, 2013 implemented these holdings. We do not know if any of the defendants will appeal the court's judgment and related order. The cancelation of the advisory shares will be subject to appeal for 30 days after the completion of trial court proceedings.

        On April 16, 2014, the court granted our motion for attorneys' fees, costs and expenses and denied a competing motion for attorneys' fees, costs and expenses brought by AFH and Mr. Heshmatpour. The court ruled that under the Letter of Intent, we are entitled to an award of $700,000 in attorneys' fees, costs and expenses from AFH. Our cause of action for fraud has not yet been litigated or settled.

        On October 31, 2013, we filed suit against Timothy Brasel in the state District Court in Arapahoe County, Colorado. Mr. Brasel purchased 500,000 shares of our common stock from AFH Advisory in connection with the Merger. Our complaint against Mr. Brasel sets forth causes of action for conversion, civil theft, imposition of constructive trust and unjust enrichment based on Mr. Brasel's refusal to return the certificates representing those shares of our common stock, which we believe are cancelable under the terms of the Letter of Intent. Our complaint asked the court to order Mr. Brasel to return those certificates, and in addition requested an award of actual damages, statutory damages and other relief.

        On April 29, 2014 we entered into a settlement agreement with Mr. Brasel. The settlement agreement provides that Mr. Brasel will return for cancellation the 500,000 shares of our common stock in his possession in return for $377,500, payable in three installments over 90 days. The parties have agreed to a stay of the proceedings pending performance of the settlement agreement.

        Except as described above, we are not aware of any legal proceedings in which any of our directors, nominees, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, nominee, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        There is no established public trading market for our common stock and our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system.

Holders

        As of March 31, 2014, we had 407 stockholders of record and 26,724,657 shares of our common stock were issued and outstanding. This excludes 2,504,249 shares previously owned by AFH Advisory canceled by the Company's transfer agent on June 28, 2013 pursuant to a court order. See Part I, Item 3. "Legal Proceedings" of this Annual Report for additional information regarding the share cancelation and related legal proceedings.

Dividends

        We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors in its discretion and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We did not pay cash dividends in the years ended December 31, 2013 and 2012.

Recent Sales of Unregistered Securities

        During the quarter ended December 31, 2013, the Company issued the convertible notes described below.

Lender	Annual Interest Rate	Date of loan	Term of Loan	Loan Principal Outstanding	Conversion Price	Shares Underlying Principal as of December 31, 2013
Paul Shitabata(1)	10.00%	10/10/2013	6 mo. - 1 year	$2,136,146	$3.60	593,373
Willis Lee(2)	10.00%	11/12/2013	1 year	$152,066	$3.60	42,240

(1)
In October 2013, a note issued in October 2012 to a shareholder of the Company with an original principal amount of $1,625,540 and accrued interest of $162,554 reached maturity pursuant to the original terms of the note. Upon maturity, the Company retired the note and issued a new convertible note payable for $2,136,146 which bears interest at 10% per annum. This note includes $348,052 in additional funds provided by the lender. The term of this note is six months to one year. Principal amounts and any unpaid interest due under the note are convertible into shares of the Company's common stock at $3.60 per share.

(2)
In November 2013, a note issued in November 2012 to MLPF&S Cust FBO Willis Lee, a director of the Company and the Company's Chief Operating Officer, with an original principal amount of $138,242 and accrued interest of $13,824, reached maturity pursuant to the original terms of the note. Upon maturity, the Company retired the note and issued a new convertible note payable for $152,066 which bears interest at 10% per annum. The term of this note is one year. Principal amounts and any unpaid interests due under the note are convertible into shares of the Company's common stock at $3.60 per share.

        All such securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. These securities qualified for exemption under Rule 506 promulgated under Section 4(2) of the Securities Act because the issuance of securities by the Company did not involve a "public offering." The issuance was not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; (iii) each offeree was an "accredited investor" as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees. No underwriters were used in connection with such sales of unregistered securities.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of common stock in 2013.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this Annual Report on Form 10-K.

        This Form 10-K contains forward-looking statements. The words "anticipated," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining FDA and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our L-glutamine treatment for SCD, our ability to commercialize our L-glutamine treatment for SCD; our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and accordingly there can be no assurances made with respect to the actual results or developments.

Company Overview

        We are a biopharmaceutical company engaged in the discovery, development and commercialization of innovative treatments and therapies primarily for rare and orphan diseases. We are initially focusing our drug development efforts on sickle cell disease, or SCD, a genetic disorder. Our lead product candidate is an oral pharmaceutical grade L-glutamine treatment that demonstrated positive clinical results in our completed Phase 3 clinical trial for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD. Recently, we obtained positive efficacy results from a 230 patient randomized, double-blind, placebo-controlled, parallel-group, multi-center Phase 3 clinical trial which enrolled adult and pediatric patients, as young as five years of age, across 31 sites in the United States. Top-line data revealed a statistically significant 25% reduction in the median frequency of sickle cell crises (p=0.008) and a 33% reduction in the median frequency of hospitalizations (p=0.018), both over a 48-week time period. We intend to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, to demonstrate substantial evidence of effectiveness and a well-tolerated safety profile, which are regulatory criteria for approval, of our product candidate for the treatment of SCD in both adult and pediatric patients as young as five years of age. We intend to include the results of this Phase 3 clinical trial in our submission to the FDA of a NDA for our L-glutamine product for the treatment of SCD. The FDA generally requires that NDAs include the results of two Phase 3 clinical trials to demonstrate substantial evidence of the effectiveness of a drug. The FDA has in some cases accepted evidence from one clinical study to support a finding of substantial evidence of effectiveness. A change in the law under the Modernization Act made clear that the FDA may consider data from only one adequate and well-controlled clinical investigation and confirmatory evidence if the FDA determines that such evidence is sufficient to establish effectiveness. In a guidance document titled "Providing Clinical Evidence of Effectiveness for Human Drug and Biological Products" (May 1998), the FDA stated that reliance on a single study is generally limited to situations in which a trial has demonstrated a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potential serious outcome, and where confirmation of the result in a second trial would be impractical or unethical. We believe a second study of an orphan drug to treat a rare condition, such as SCD, would not be required if the single study satisfies the factors the FDA takes into consideration. The factors the FDA considers for accepting a single study include, but are not limited to, having large multi-centered studies, consistent data across subgroups, multiple endpoints, and statistically very persuasive findings. Our single Phase 3 clinical trial was multi-centered with multiple endpoints, and we believe the final results will be consistent across subgroups and statistically very persuasive to the FDA. However, there can be no assurance that the FDA will accept this single study as sufficient to demonstrate substantial evidence of effectiveness.

        To a lesser extent, we are also engaged in the marketing and sale of NutreStore L-glutamine powder for oral solution, which has received FDA approval, as a treatment for Short Bowel Syndrome, or SBS, in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. Our indirect wholly owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore and AminoPure.

        Prior to the fourth quarter of 2013, the Company considered itself a Development Stage Entity in accordance with Accounting Standards Codification (ASC) 915, Development Stage Entities, as defined by the Financial Accounting Standards Board (FASB). In the fourth quarter of 2013, the Company reassessed its status as a development stage entity. The Company had substantially completed development of its primary product and completed development of an initial business infrastructure in the fourth quarter of 2013. Therefore, the Company has determined that it is no longer a development stage enterprise, commencing principal operations during the fourth quarter of fiscal 2013. As a result of this change in reporting status, the Company has removed from its financial statements all 'cumulative since inception' financial information that is required by ASC 915.

        In May 2006, we formed Newfield Nutrition Corporation, a wholly-owned subsidiary of Emmaus Medical, Inc., that distributes L-glutamine as a nutritional supplement under the brand name AminoPure.

        In October 2010, we formed Emmaus Medical Japan, Inc., referred to as "EM Japan", a wholly-owned subsidiary of Emmaus Medical, Inc., that markets and sells AminoPure in Japan and other countries in Asia. EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future.

        In November 2011, we formed Emmaus Medical Europe, Ltd., referred to as "EM Europe", a wholly-owned subsidiary of Emmaus Medical, Inc., whose primary focus is expanding our business in Europe.

        Our corporate structure is illustrated as follows:

        Emmaus Medical, LLC was organized on December 20, 2000. In October 2003, Emmaus Medical, LLC undertook a reorganization and merged with Emmaus Medical, Inc., which was originally incorporated in September 2003.

        Pursuant to an Agreement and Plan of Merger dated April 21, 2011, which we refer to as the Merger Agreement, by and among us, AFH Merger Sub, Inc., our wholly-owned subsidiary, which we refer to as AFH Merger Sub, AFH Advisory and Emmaus Medical, Emmaus Medical merged with and into AFH Merger Sub on May 3, 2011 with Emmaus Medical continuing as the surviving entity, which we refer to as the Merger. Upon the closing of the Merger, we changed our name from "AFH Acquisition IV, Inc." to "Emmaus Holdings, Inc." Subsequently, on September 14, 2011, we changed our name from "Emmaus Holdings, Inc." to "Emmaus Life Sciences, Inc."

        Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of December 31, 2013, our accumulated deficit is $49.8 million and we had cash and cash equivalents of $3.6 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately

$2.0 million to administratively close out the post-clinical aspects of our Phase 3 clinical trial and submit a NDA to the FDA.

        We also own a minority interest of less than 1% in CellSeed, Inc., a Japanese company listed on the Tokyo Stock Exchange, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment. In collaboration with CellSeed, we are engaged in research and development of cell sheet engineering regenerative medicine products and the future commercialization of such products.

Financial Overview

Revenue

        Since our inception in 2000, we have had limited revenue from the sale of NutreStore, an FDA approved prescription drug to treat short bowel syndrome, or SBS, and AminoPure, a nutritional supplement. We have funded operations principally through the private placement of equity securities and debt financings. Emmaus Medical's operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, developing clinical trials for sickle cell treatment, manufacturing products and maintaining and improving its patent portfolio.

        Currently, we generate revenue through the sale of NutreStore L-glutamine powder for oral solution as a treatment for SBS as well as AminoPure, a nutritional supplement. Pursuant to the sublicense agreement for the SBS Patent, we are required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore to CATO Holding Company, or Cato. We made royalty payments to Cato in the amount of $855 in May 2012 and $6,870 in October 2013. Management expects that any revenues generated from the sale of NutreStore and AminoPure will fluctuate from quarter to quarter based on the timing of orders and the amount of product sold.

Cost of Sales

        Cost of sales includes the raw materials, packaging, shipping and distribution costs of NutreStore and AminoPure.

Research and Development Expenses

        Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to the contract research organization, or CRO, payroll-related expenses, study site payments, consultant fees, and activities related to regulatory filings, manufacturing development costs and other related supplies. Product candidates, as they move from preclinical studies to clinical studies, generally have higher development costs particularly in the later stage clinical studies, such as Phase 2 and 3 trials, as compared to those in earlier stages of development, such as preclinical studies and Phase 1 trials. This is primarily due to the increased size, expanded scope and generally longer duration of later stage clinical studies. The most significant clinical trial expenditures are related to the CRO costs and the payments to study sites. The contract with the CRO is based on time and material expended, whereas the study site agreements are based on per patient costs as well as other pass-through costs, including, but not limited to, start-up costs and institutional review board fees. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.

        Future research and development expenses will depend on any new products or technologies that may be introduced in the pipeline. In addition, we cannot forecast with any degree of certainty which product candidate(s) may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements. We currently estimate that we will need an additional $2.0 million to administratively close out the post-clinical aspects of our Phase 3 clinical trial and submit a NDA to the FDA. Our current cash burn rate is approximately $0.7 million per month.

        We estimate that the cost to us to develop products based on corneal cell sheet technology in the United States will be approximately $3.0 million, in addition to the $8.5 million fee payable to CellSeed under the Research Agreement. This estimate includes the anticipated cost of obtaining FDA approval for the corneal cell sheets and assumes that we will need the FDA to approve a BLA for the corneal cell sheets, rather than a NDA. We estimate that we will need another $2.0 million to commercialize any approved products based on corneal cell sheet technology.

        In addition, we estimate that we will need $2.5 million for research related to other cell sheet applications and to build a cGMP laboratory to establish the infrastructure and production capabilities related to regenerative medicine products. At this time, no research and development costs are associated with NutreStore and AminoPure.

        At this time, due to the inherently unpredictable nature of the drug development and regulatory approval processes, we are unable to estimate with any degree of certainty the amount of costs which will be incurred for clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in this Annual Report on Form 10-K under the headings "Risk Factors—Risks Related To Development Of Our Product Candidates," "Risk Factors—Risks Related to our Reliance on Third Parties," and "Risk Factors—Risks Related To Regulatory Approval Of Our Drug Candidates And Other Legal Compliance Matters."

General and Administrative Expenses

        General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development, information technology, marketing, and legal functions. Other general and administrative expenses include share-based compensation, facility costs, patent filing costs, and professional fees for legal, consulting, auditing and tax services. Inflation has not had a material impact on our general and administrative expenses over the past two years.

Environmental Expenses

        The cost of compliance with environmental laws has not been material over the past two years and any such costs are included in general and administrative costs.

Inventories

        Inventories consist of finished goods and work-in-process and are valued based on a first-in, first-out basis and at the lower of cost or market value. All of the purchases during the year ended December 31, 2013 were from two vendors and during 2012 were from one vendor.

Critical Accounting Policies

        Management's discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the present circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements which is provided at the end of this Form 10-K, we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

        Notes payable to related parties and interest expense and accrued interest to related parties are separately identified in our consolidated financial statements. We also disclose significant terms of all transactions with related parties.

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

Fair Value of Common Stock

        The fair value of the common stock underlying our share-based awards was determined on each grant date by our board of directors, with input from management, primarily based on recent sales of equity and equity related financial instruments to non-affiliated purchasers in arm's length negotiated transactions, as well as other factors our board of directors considered relevant to the valuation of our common stock. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a range of objective and subjective factors to estimate the fair value of our common stock.

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

        The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at December 31, 2013. The fair value of our debt instruments is not materially different from their carrying values as presented. The fair value of our convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6 to our consolidated financial statements.

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

	Year Ended December 31,
	2013	2012(1)
REVENUES, Net	$390,911	$543,058
COST OF GOODS SOLD	196,395	183,673

GROSS PROFIT	194,516	359,385

OPERATING EXPENSES
Research and development	2,436,585	2,966,583
Selling	516,599	402,601
General and administrative	10,078,954	8,022,326
Transaction costs	1,014,019	—

	14,046,157	11,391,510

LOSS FROM OPERATIONS	(13,851,641)	(11,032,125)

OTHER INCOME (EXPENSE)
Gain on debt extinguishment	—	300,312
Realized gain (loss) on securities available-for-sale	399,068	(24,490)
Gain on derecognition of accounts payable	341,361	—
Change in fair value of derivative liabilities	932,000	—
Interest and other income	103,987	37,649
Interest expense	(2,173,561)	(3,422,220)

	(397,145)	(3,108,749)

LOSS BEFORE INCOME TAXES	(14, 248,786)	(14,140,874)
INCOME TAXES (BENEFIT)	(182,438)	7,246

NET LOSS	$(14,066,348))	$(14,148,120)

NET LOSS PER COMMON SHARE	$(0.53)	$(0.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	26,585,578	24,482,759

(1)
See Note 2 to consolidated financial statements.

Years ended December 31, 2013 and 2012

        Net Losses.    Net losses remained approximately the same at $14.1 million for the years ended December 31, 2013 and 2012. As of December 31, 2013, we had an accumulated deficit of approximately $49.8 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our L-glutamine treatment for SCD toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future.

        Revenues, Net.    Revenues, Net decreased $0.2 million, or 28%, to $0.4 million from $0.6 million for the years ended December 31, 2013 and 2012, respectively. Sales decreased primarily due to decreases in the number of units sold of our AminoPure® product. There were no sales returns of NutreStore® product in the years ended December 31, 2013 and 2012. The Company estimates its sales returns based upon its prior sales and return history. Historically, sales returns have been very nominal. The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience.

        Cost of Goods Sold.    Cost of goods sold remained approximately the same at $0.2 million for the years ended December 31, 2013 and 2012. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. No scrapped inventory expense was realized for the years ended December 31, 2013 and 2012. All of the purchases during the year ended December 31, 2013 were from two vendors and in 2012 were from one vendor. Purchases from the two vendors amounted to 79% and 21% during the year ended December 31, 2013.

        Research and Development Expenses.    Research and development expenses decreased $0.5 million, or 18%, to $2.4 million from $2.9 million for the years ended December 31, 2013 and 2012, respectively. This decrease was primarily due to decreases in our CRO costs and other related costs of our Phase 3 clinical trial as the total number of active study patients decreased due to study patients completing participation in the study during 2013 after the trial reached full enrollment in December of 2012.

        Selling Expenses.    Selling expenses increased $0.1 million, or 28%, to $0.5 million from $0.4 million for the year ended December 31, 2013 and 2012, respectively. The increase largely resulted from a scaling up of the NutreStore promotion efforts. Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure.

        General and Administrative Expenses.    General and administrative expenses increased $2 million, or 26%, to $10 million from $8 million for the years ended December 31, 2013 and December 31, 2012, respectively. The increase was primarily due to a $1.9 million increase in stock based compensation from $3.2 million in 2012 to $5.1 million in 2013. The Company utilized stock based compensation to retain and provide an incentive for the Company's management, staff and board of directors. Increases in payroll, insurance and other expenses were offset by decreases in professional fees.

        Transaction Expenses.    Transaction costs increased $1.0 million from $0 due to costs associated with the Company's 2013 private placement of units that were allocated to the derivative warrant liability.

        Other Income and Expense.    Total other income and expense has decreased by $2.7 million, or 87%, to $0.4 million from $3.1 million for the years ended December 31, 2013 and 2012, respectively. The lower interest expense is due to a $1.6 million decrease in the amortization of debt discount of convertible notes and promissory notes which reached maturity in 2013, partially offset by an increase of $0.4 million in interest expense on debt obligations as a result of higher outstanding debt balances. The increase was primarily due to an increase in fair value of derivative liabilities of $0.9 million (with no corresponding amount for 2012), a gain on derecognition of accounts payables of $0.3 million and lower interest expense of $1.2 million.

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

Liquidity and Capital Resources

        Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $3.6 million as of December 31, 2013, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $14.1 million for each of the years ended December 31, 2013 and 2012. We had an accumulated deficit at December 31, 2013 of $49.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease, the development of the corneal cell sheets technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received various loans from stockholders as discussed below. As of December 31, 2013, we had total outstanding notes payable of $11.5 million, consisting of $2.9 million of non-convertible promissory notes and $8.6 million of convertible notes. Of the $11.5 million aggregate outstanding principal amount of notes outstanding as of December 31, 2013, approximately $8.2 million will become due and payable within one year. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our L-glutamine product for SCD and the development of cell sheet technology in the United States.

        As described in Note 2 to the consolidated financial statements, the Company has had recurring operating losses, has a significant amount of notes payable and other obligations due within the next year and projected operating losses, including as a result of the expected costs relating to the commercialization of our L-glutamine treatment for SCD, that exceed both the existing cash balances and cash expected to be generated from operations for at least the next year. In order to meets its expected obligations, management intends to raise additional fund through equity and debt offerings and partnership agreements. However, due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, successful partnership arrangements and, finally, achieving a profitable level of operations. In addition, we may attempt to raise additional funds through public financings, collaborations with other companies or financing from other sources. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all.

        On April 8, 2011, pursuant to our Research Agreement with CellSeed, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of an Individual Agreement; and (iii) CellSeed's delivery of the accumulated information package, as defined in the Research Agreement. Pursuant to the Individual Agreement with CellSeed, we agreed to pay $1.5 million to CellSeed and a royalty to be agreed upon by the parties. We paid the $1.5 million due to CellSeed pursuant to the Individual Agreement in February 2012. We currently anticipate that the additional $8.5 million payment obligation under the Research Agreement will become due and payable after we begin to generate revenues from the commercialization of our L-glutamine treatment for SCD. If the payment obligation becomes due and payable prior to our generation of revenue from the commercialization of our L-glutamine treatment for SCD, we will need to seek other funding sources, including the sale of additional equity, debt securities, and partnership arrangements, in order to make the payment. CellSeed may terminate these agreements if we are unable to make timely payments as required under the agreements.

        In addition to the $8.5 million we have agreed to pay CellSeed pursuant to the Research Agreement, we currently estimate that we will need an additional $2.0 million to administratively close out the post-clinical aspects of our Phase 3 clinical trial and submit a NDA to the FDA. Our current cash burn rate is approximately $0.7 million per month.

        Our cash flow from operations is not adequate and our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various products going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business and commercialization strategies; the outcome of litigation; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure for revenues, which we expect will increase due to the expected growth in its export volume as the Company has added additional distributors and expanded retail markets outside of the United States. Revenues from NutreStore are currently not significant and we are unsure whether sales of NutreStore will increase. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. Until we can generate a sufficient amount of product revenue, there can be no assurance of the availability of such capital on terms acceptable to us (or at all).

        For the years ended December 31, 2013 and 2012, we borrowed varying amounts pursuant to convertible notes and non-convertible promissory notes, the majority of which have been issued to our stockholders. As of December 31, 2013 and December 31, 2012, the amounts outstanding under convertible notes and non-convertible promissory notes totaled $8.6 million and $2.9 million, respectively. The convertible notes and non-convertible promissory notes carry interest from 0% to 11% and, except for a convertible note in the principal amount of $0.5 million are unsecured. Interest on 0% loans was imputed at the incremental borrowing rate of 6.25% per annum. The net proceeds of the loans were used for working capital.

        The table below lists our outstanding notes payable as of December 31, 2013, and the material terms of our outstanding borrowings:

Year Issued	Interest rate range	Term of Notes	Conv. Price	Principal Outstanding December 31, 2013	Discount Amount December 31, 2013	Carrying Amount December 31, 2013	Shares Underlying Principal as of December 31, 2013	Principal Outstanding December 31, 2012	Discount Amount December 31, 2012	Carrying Amount December 31, 2012	Shares Underlying Principal as of December 31, 2012
Convertible notes payable
2009	6.5%	5 years	$3.05	$254,460	$—	$254,460	83,366	$294,355	$—	$294,355	96,436
2010	0 ~ 6.0%	5 years	$3.05	74,000	8,308	65,692	24,248	74,000	13,420	60,580	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2012	10%	Due on demand ~ 2 years	$3.30 ~$3.60	251,100	—	251,100	71,000	4,307,107	69,179	4,237,928	1,241,925
2013	10%	Due on demand ~ 2 years	$3.30 ~$3.60	6,913,606	215,798	6,697,808	1,998,215	—	—	—	—

				$7,993,166	$224,106	$7,769,060	2,340,638	$5,175,462	$82,599	$5,092,863	1,526,418

		Current		$4,955,868	$153,396	$4,802,472	1,438,033	$4,056,007	$69,179	$3,986,828	1,170,922
		Non-current		$3,037,298	$70,710	$2,966,588	902,605	$1,119,455	$13,420	$1,106,035	355,496
Convertible notes payable—related party
2012	10%	Due on demand	$3.30	$373,000	$—	$373,000	113,030	$388,800	$17,084	$371,716	117,819
2013	10%	1 year	$3.60	187,706	—	187,706	52,141	278,642	9,491	269,151	77,403

				$560,706	$—	$560,706	165,171	$667,442	$26,575	$640,867	195,222

		Current		$560,706	$—	$560,706	165,171	$667,442	$26,575	$640,867	195,222
Notes payable
2012	2% ~ 11%	Due on demand ~ 2 years	NA	$833,335	$18,265	$815,070	—	$1,782,060	$214,350	$1,567,710	—
2013	2% ~ 10%	Due on demand ~ 2 years	NA	1,150,000	—	1,150,000	—	—	—	—	—

				$1,983,335	$18,265	$1,965,070	—	$1,782,060	$214,350	$1,567,710	—

		Current		$1,783,335	$18,265	$1,765,070	—	$1,082,060	$214,350	$867,710	—
		Non-current		$200,000	$—	$200,000	—	$700,000	$—	$700,000	—
Notes payable—related party
2009	6.5%	Due on demand	NA	$—	$—	$—	—	$272,800	$—	$272,800	—
2011	8%	2 years	NA	—	—	—	—	200,000	—	200,000	—
2012	1% ~ 11%	Due on demand ~ 2 years	NA	880,062	4,421	875,641	—	3,207,133	608,602	2,598,531	—
2013	8%	Due on demand	NA	50,000	—	50,000	—	—	—	—	—

				$930,062	$4,421	$925,641	—	$3,679,933	$608,602	$3,071,331	—

		Current		$930,062	$4,421	$925,641	—	$3,679,933	$608,602	$3,071,331	—

		Grand Total		$11,467,269	$246,792	$11,220,477	2,505,809	$11,304,897	$932,126	$10,372,771	1,721,640

        Subsequent to the fiscal year ended December 31, 2013, the Company entered into financing arrangements as set forth below. The total amount of these loans amounted to $1.7 million, all of which were newly issued notes to replace previously issued notes that had reached maturity.

Notes issued after December 31, 2013	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible note	$254,320	10%	2 years	$3.05
Convertible notes	336,606	10%	On Demand up to 1 year	$3.60
Promissory notes	833,335	11%	On Demand up to 2 years	NA
Promissory notes—related party	252,165	11%	On Demand up to 2 years	NA

Total	$1,676,426

        We are required to pay royalties which are recognized as an expense upon sale of the related products. We are required to pay a royalty to Cato equivalent to 10% of our adjusted gross sales of NutreStore calculated on an annual basis. The 10% royalty is calculated at the end of the year and accrued on an annual basis. Once commercialized and pursuant to an addendum to the license agreement with LA BioMed, we agreed to pay royalties to LA BioMed during the term of the agreement equal to 4.5% of net sales of Licensed Products in the United States until lifetime royalty payments made to LA BioMed total $100,000, at which time the royalty rate will decrease to 2.5% of net sales of the Licensed Products. No royalties will be paid to LA BioMed for Licensed Products sold or distributed, or Licensed Methods practiced, on a non-profit basis. Royalty payments are due within 45 days of the end of each fiscal quarter, with the last payment due 45 days after the termination of the agreement. Any payments not made when due accrue interest on and after the due date at a rate equal to the prime interest rate quoted by the Bank of America on the date the payment is due, with interest being compounded on the last day of each calendar quarter.

Cash Flows

Net cash used in operating activities

        Net cash flows used in operating activities increased by $2.0 million, or 30%, to $8.4 million from $6.4 million for the years ended December 31, 2013 and 2012, respectively. The increase in cash flows used in operating activities of $2.0 million was a direct result of general and administrative expenses increasing by $2.0 million and transaction costs increasing by $1.0 million. Other non-cash adjustments to cash flows used in operating activities mainly offset each other, with a decrease in the fair value of derivative liabilities of $0.9 million, a decrease of $0.3 million in gains on derecognition of accounts payable, a decrease in realized gain on securities available-for-sale offset by an increase in share-based compensation of $1.9 million.

Net cash used in investing activities

        Net cash flows from (used in) investing activities increased by $2.1 million to $0.6 million from ($1.5) million for the years ended December 31, 2013 and 2012, respectively. The decrease was mainly due to a decrease in the payments of license fees of $1.5 million and proceeds from the sale of marketable securities in 2013 totaling $0.6 million. No other investing activities occurred in the years ended December 31, 2013 and 2012.

Net cash from financing activities

        Net cash flows from financing activities increased by $3.0 million, or 37%, to $11.1 million from $8.1 million for the years ended December 31, 2013 and 2012, respectively, primarily as a result of a $6.4 million increase in the issuance of common stock and warrants, a decrease of $2.5 million in proceeds from the issuance of notes payable and convertible notes payable, and a decrease of

$1.1 million in payments of notes payable and convertible notes payable. A total of $2.6 million of promissory and convertible notes payable were converted into shares of our common stock during the year ended December 31, 2013, compared to $0.0 million for the year ended December 31, 2012.

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

        As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weakness in our internal control over financial reporting as of December 31, 2013 described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective.

Internal Control over Financial Reporting

(a) Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, and the material weakness described below, our management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2013.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In conducting our review of our internal control over financial reporting, we identified a material weakness in our internal control over financial reporting relating to the adequacy of resources and controls resulting from the Company not having an adequate level of resources with the appropriate level of training and experience in regards to the application of generally accepted accounting principles for certain complex transactions. In addition, the Company did not maintain effective controls over the completeness and accuracy of financial reporting for complex or significant unusual transactions. This material weakness resulted in a material misstatement of our liabilities, shareholders' deficit, net loss, non-cash expenses and related financial disclosures for the three month period ended September 30, 2013 that was not prevented or detected on a timely basis and, consequently, a restatement of the unaudited condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. Additionally, other prior period adjustments related to recording of share based compensation are attributable to the Company not having an adequate level of resources in regard to these transactions. As a result of these matters, we were unable to timely file this Annual Report on Form 10-K.

        To remediate the material weakness, in the first half of 2014 we intend to identify and hire additional qualified accounting and finance personnel and retain consulting professional with greater knowledge and experience of U.S. GAAP and related regulatory requirements to supplement our internal resources. We also intend to evaluate and improve our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls over complex or significant unusual transactions. The Company has taken steps to begin implementing this remediation plan by retaining a consulting professional with greater knowledge and experience of U.S. GAAP and related regulatory requirements and by adding a new member to the accounting staff.

(b) Attestation Report

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Company was not subject to the attestation by our independent registered public accounting firm because smaller reporting companies are exempt from this requirement.

Changes in Internal Control over Financial Reporting

        Except as described above, based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

        The following individuals constitute our board of directors and executive management:

Name	Age	Position
Yutaka Niihara, M.D., MPH	54	President, Chief Executive Officer and Director
Willis C. Lee	53	Chief Operating Officer and Director
Peter B. Ludlum	58	Executive Vice President and Chief Financial Officer
Lan T. Tran, MPH	38	Chief Administrative Officer and Corporate Secretary
Yasushi Nagasaki	46	Senior Vice President Finance
Charles Stark, Pharm.D.	58	Senior Vice President Research and Development
Henry A. McKinnell, Jr., Ph.D.	71	Chairman of the Board
Tracey C. Doi	53	Director
Maurice J. DeWald	74	Director

        All officers of the Company devote at least forty (40) hours per week, the equivalent of a full-time employee, to their positions with Company.

Background of Officers and Directors

        The following is a brief summary of the background of each director and executive officer of the Company:

        Yutaka Niihara, M.D., MPH has served as our President and Chief Executive Officer since May 2011 and has served as the President, Chief Executive Officer and Chairman of the Board of Emmaus Medical since 2003. Since May 2005, Dr. Niihara has also served as the President, Chief Executive Officer and Medical Director of Hope International Hospice, Inc., a Medicare-certified hospice program. From June 1992 to October 2009, Dr. Niihara served as a physician specialist for Los Angeles County. Dr. Niihara is the principal inventor of the patented L-glutamine treatment for treatment of SCD. Dr. Niihara has been involved in patient care and research for sickle cell disease during most of his career and is a widely published author in the area of sickle cell disease. Dr. Niihara is board-certified by the American Board of Internal Medicine and the American Board of Internal Medicine/Hematology. He is licensed to practice medicine in both the United States and Japan. Dr. Niihara is a Professor of Medicine at the David Geffen School of Medicine at UCLA. Dr. Niihara received his B.A. in Religion from Loma Linda University in 1982, obtained his MD degree from the Loma Linda University School of Medicine in 1986 and received his MPH from Harvard School of Public Health in 2006. Dr. Niihara is qualified to serve on our board of directors due to his knowledge and experience.

        Henry A. McKinnell, Jr., Ph.D. has served as our Chairman of the Board since May 2011 and as a director of Emmaus Medical since April 2010. Dr. McKinnell served as the Chairman of the Board of Pfizer Inc. (NYSE: PFE), a pharmaceutical company, from May 2001 until December 2006. He retired from Pfizer, Inc. and its board in February 2007. He also served as Chief Executive Officer of Pfizer, Inc. from January 2001 to July 2006. He served as President of Pfizer, Inc. from May 1999 to May 2001, and as President of Pfizer Pharmaceuticals Group from January 1997 to April 2001. Dr. McKinnell served as Chief Operating Officer of Pfizer, Inc. from May 1999 to December 2000 and as Executive Vice President from 1992 to 1999. Since October 1997, Dr. McKinnell has served as a member of the board of directors of Moody's Corporation (NYSE: MCO), where he serves as Chairman and a member of the audit committee, the governance and compensation committee and Moody's investor services committee. Dr. McKinnell served as a director of Optimer Pharmaceuticals, Inc. (NasdaqGM: OPTR), a global biopharmaceutical company, from January 2011 to March 2012.

Dr. McKinnell served as Optimer's Chief Executive Officer from February 2013 to October 2013 and as Chairman of the Optimer Board from April 2012 to October 2013. He also served as Optimer's lead independent director from March 2012 to February 2013. Dr. McKinnell serves as Chairman of the Board of the Accordia Global Health Foundation. He is Chairman Emeritus of the Connecticut Science Center, and is a member of the Academic Alliance for AIDS Care and Prevention in Africa. He served as director of ExxonMobil Corporation from 2002 to 2007 and John Wiley & Sons from 1996 to 2005. Dr. McKinnell holds a Bachelor's Degree in business from the University of British Columbia, and M.B.A. and Ph.D. degrees from the Stanford University Graduate School of Business. We believe that Dr. McKinnell is qualified to serve on our board of directors due to his extensive experience and leadership in the pharmaceutical industry, in addition to his substantial involvement with business and civic organizations and years of experience as an officer and director of publicly traded companies.

        Tracey C. Doi has served as a director since August 2011. Since 2003, Ms. Doi has served as group vice president and chief financial officer of Toyota Motor Sales, U.S.A., Inc., an automotive company and sales, marketing and distribution arm for Toyota, Lexus and Scion in the United States. Ms. Doi is responsible for corporate finance, tax, customs, treasury, accounting, procurement and administrative services. Ms. Doi serves on Toyota Motor Sales' audit, risk and benefit committees, as well as an officer or director of several Toyota Motor Sales subsidiaries. Ms. Doi joined Toyota in 2000 as vice president, corporate controller and was promoted to chief financial officer in 2003. Prior to that, she held financial executive positions with AT&T Wireless, a wireless telecommunications company, L.A. Cellular Telephone Company, a wireless telecommunications company, and L.A. Gear, Inc., a footwear company. Ms. Doi received a bachelor's degree in business economics from UCLA in 1983 and is a certified public accountant (inactive). Ms. Doi serves on the Federal Reserve Bank of San Francisco's Economic Advisory Council, the board of directors for the Food Allergy Research & Education (FARE), the board of governors for the Japanese American National Museum, and the board of directors for the US-Japan Council. We believe that Ms. Doi is qualified to serve as a director due to her business and financial management experience, including her position as a chief financial officer, and her knowledge of audit committee functions.

        Maurice J. DeWald has served as a director since August 2011. Mr. DeWald has served as the Chairman and Chief Executive Officer of Verity Financial Group, Inc., a financial advisory firm he founded, since 1992. From 1962 to 1991, Mr. DeWald served in various positions with KPMG LLP, an audit, tax and advisory firm, including managing partner of the Orange County office from 1976 to 1984, managing partner of the Chicago office from 1985 to 1986 and managing partner of the Los Angeles office from 1986 to 1991. Mr. DeWald has served as a director of Targeted Medical Pharma, Inc., (OTCBB: TRGM) a biotechnology company, since February 2011 and as non-executive Chairman since October 2011, as a director of Healthcare Trust of America, Inc. since September 2006 and as a director of Integrated Healthcare Holdings, Inc. (OTCBB: IHCH.OB) since August 2005, including as Chairman of the Board since October 2008. Mr. DeWald served as a director of Mizuho Corporate Bank of California from 1992 to 2011. From 1991 to July 2003 he served on the board of directors of Tenet Healthcare Corporation (NYSE: THC) and from 1995 to 2003 he served on the board of directors of ARV Assisted Living, Inc. Mr. DeWald received a B.B.A. in finance and accounting from the University of Notre Dame in 1962 and is a certified public accountant (inactive). Mr. DeWald also sits on the School of Business Advisory Council of the University of Notre Dame and has previously served as the Chairman and a director of the United Way of Greater Los Angeles. We believe that Mr. DeWald is qualified to serve on our board of directors due to his extensive management, finance, public accounting and public company directorship experience, as well as his experience in the healthcare industry. Mr. DeWald has notified the Company that he intends to resign from our board of directors on or before May 8, 2014.

        Willis C. Lee, MS has served as our Chief Operating Officer and a director since May 2011 and has served as the co-Chief Operating Officer and Chief Financial Officer and as a director of Emmaus

Medical since March 2010. Prior to that, he was the Controller at Emmaus from February 2009 to February 2010. From 2004 to 2010, Mr. Lee led worldwide sales and business development of Yield Dynamics product group at MKS Instruments, Inc., a provider of instruments, subsystems, and process control solutions for the semiconductor, flat panel display, solar cell, data storage media, medical equipment, pharmaceutical manufacturing, and energy generation and environmental monitoring industries. Mr. Lee also served as President and Managing Director of Kenos Inc., a private service provider that provides funeral services to individuals, from January 2004 to December 2008. Mr. Lee held various managerial and senior positions at semiconductor companies such as MicroUnity Systems Engineering, Inc., a private semiconductor company that designs and develops new generation multimedia processors for computers and cable control boxes, from August 1995 to July 1996, HPL, Inc., a public semiconductor company that provides a software platform that enables data-driven decisions by gathering, managing and analyzing semiconductor manufacturing data, from June 2000 to October 2002, Syntricity, Inc., a private semiconductor software company that provides a software platform that enables data-driven decisions by gathering, managing and analyzing semiconductor manufacturing data, from November 2002 to April 2004 and also at Reden & Anders, a subsidiary of United Healthcare that provides actuarial services including capitation and risk assessment analyses for healthcare insurance carriers, from September 1996 to June 2000. Mr. Lee received his B.S. and M.S. in Physics from University of Hawaii (1984) and University of South Carolina (1986), respectively. Mr. Lee's knowledge of our business and operations and his business, leadership and management experience qualify him to serve as a member of our board of directors. Mr. Lee has notified the Company that he intends to resign from our board of directors, but not from his position as Chief Operating Officer, on or before May 8, 2014.

        Peter Ludlum has served as our Executive Vice President and Chief Financial Officer since April 2012. Mr. Ludlum previously served as the Chief Financial Officer of Energy and Power Solutions, Inc., an energy intelligence company, from April 2008 to March 2012. Mr. Ludlum also served as the Financial Compliance Officer from April 2006 to March 2008 and the Chief Financial Officer from April 2005 to April 2006 of Applied Medical Resources Corporation, a medical device company. Mr. Ludlum also served as Group Controller for IsoTis S.A., a biomedical company, from October 2003 to April 2005. IsoTis S.A. acquired GenSci Regeneration Sciences Inc., an orthobiologics company, in October 2003 where Mr. Ludlum served as Vice President and Chief Financial Officer from December 1999 to October 2003. Prior to his position at GenSci, Mr. Ludlum had served as the Vice President Finance and Chief Financial Officer from November 1996 to December 1999 of Pacific Biometrics, Inc., a diagnostic products and reference laboratory company. Earlier in his career, Mr. Ludlum had worked for Derlan Industries, Ltd., a diversified manufacturing company, as Corporate Controller and Treasurer and in various positions at Mobil Oil Corporation, an international oil and gas company, and for subsidiaries of Bechtel Corporation, an engineering, procurement, construction, and project management services provider, and PacifiCorp, a diversified utility holding company. He received a B.S. in Business and Economics with a major in accounting from Lehigh University in 1977 and a Masters in Business Administration with a concentration in Finance from California State University, Fullerton in 1991.

        On September 23, 2011, Mr. Ludlum was serving as the Chief Financial Officer of Energy and Power Solutions, Inc., or EPS, when EPS filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing was made in part to effect a sale of EPS' primary assets pursuant to Section 363 of the U.S. Bankruptcy Code and the EPS bankruptcy case has been dismissed.

        Lan T. Tran, MPH has served as our Chief Administrative Officer and Corporate Secretary since May 2011. She has served as the Co-Chief Operating Officer and Corporate Secretary of Emmaus Medical since April 2010 and as the Chief Compliance Officer of Emmaus Medical since May 2008. Prior to joining Emmaus Medical, Ms. Tran was with LA BioMed, a non-profit medical research and education company, from September 1999 to April 2008 and held positions of increasing responsibility including Grants and Contracts Trainee from September 1999 to March 2000, Grants and Contracts Officer from April 2000 to August 2004, Associate Director, Pre-Clinical/Clinical Trials Unit from September 2004 to June 2005, Director, Pre-Clinical/Clinical Trials Unit from July 2005 to June 2007, and Assistant Vice President, Research Administration from June 2007 to April 2008. In her position as Director, Pre-Clinical/Clinical Trials Unit and Assistant Vice President, Research Administration, Ms. Tran was part of the executive management team of LA BioMed and responsible for all administrative aspects of research in her assigned area at LA BioMed, which had a research budget of $61,000,000 in 2008. Ms. Tran holds a B.S. in Psychobiology from UCLA, which was awarded in 1999, and a Masters of Public Health from UCLA which was awarded in 2002.

        Yasushi Nagasaki was appointed as our Senior Vice President, Finance effective April, 2012. From May 2011 to April 2012, Mr. Nagasaki served as our Chief Financial Officer. From September 2005 until joining us, Mr. Nagasaki was the Chief Financial Officer of Hexadyne Corporation, an aerospace and defense supplier. Mr. Nagasaki also served on the board of directors at Hexadyne Corporation from September 2005 to April 2011. From May 2003 to August 2005, Mr. Nagasaki was the Controller at Upsilon Intertech Corporation, an international distributor of defense and aerospace parts and sub systems. Mr. Nagasaki received a B.A. in Commerce in 1992 from Waseda University and an M.A. in International Policy Studies in 1994 from the Monterey Institute of International Studies.

        Charles Stark, Pharm.D. was appointed Senior Vice President of Research and Development of the Company effective November 2013. Dr. Stark previously served as Director of Clinical Development at Bavarian Nordic, Inc., an immunotherapeutic company, from March 2013 to November 2013. Dr. Stark had also served as Associate Director of Medical Affairs from July 2010 to March 2013 for the Dendreon Corporation, an immunotherapeutic company, and prior to his position at Dendreon, he was the Director, Medical Science Liaisons (cardiovascular, metabolic and oncology) from July 1999 to July 2010 at Pfizer, Inc., a pharmaceutical company. Dr. Stark served as the Director of Investigational Drug Services and Clinical Research at LA BioMed at Harbor-UCLA from 1989 to 2003 and at the Health Research Association at USC Medical Center from 1995 to 1999. Dr. Stark has also served as a faculty member at the University of Southern California School of Pharmacy since1997. Dr. Stark received his Pharm.D. from the University of Southern California in 1982 and completed his residency at the Veteran's Affairs Medical Center in West Los Angeles in 1983.

Family Relationships

        There are no family relationships among any of the officers and directors.

Involvement in Certain Legal Proceedings

        Except as disclosed above, there have been no events under any bankruptcy act, criminal proceedings, judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

        On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in our favor in our litigation against AFH Advisory, Griffin Ventures, Ltd., or Griffin, The Amir & Kathy Heshmatpour Family Foundation, or the Foundation, and Amir Heshmatpour. The order, among other things, (i) stated that a letter of intent, referred to as the Letter of Intent, between us and AFH Advisory was properly terminated as of July 19, 2012, and (ii) ordered our transfer agent to effect the cancellation of 2,504,249 shares of our common stock held by AFH Advisory, Griffin and the Foundation. The cancellation of such shares, which represented approximately 10% of our common stock, was effected by our transfer agent on June 28, 2013.

        The Letter of Intent was signed on November 10, 2010 and we entered into amended and restated versions of it on April 21, 2011, and on or around October 4, 2011. The Letter of Intent sets forth the basic terms of the Merger, and the issuance of the now-canceled shares to AFH Advisory and its related parties. It provided that following the Merger, AFH Advisory would assist us in conducting a public offering of our shares, and that if such public offering could not be consummated to provide for minimum gross proceeds to us of at least $5 million, we would have the right to terminate such public offering at our sole discretion, in which case we would have the right to cancel all shares issued to AFH Advisory and certain other parties in connection with the Merger, which we refer to as the Advisory Shares. The Letter of Intent also included provisions regarding the payment of transaction costs, AFH Advisory's right to appoint members of our board and its right to serve as our financial advisor.

        On July 19, 2012, we provided written notice to AFH Advisory and Mr. Heshmatpour that we were exercising our right under the Letter of Intent to terminate such public offering and cancel the Advisory Shares. On September 7, 2012, AFH Advisory, Griffin and the Foundation filed a complaint against us in the Superior Court of Delaware. The complaint alleged that we did not have the right to cancel the plaintiffs' shares and asked the court to issue a declaratory judgment to that effect. On October 12, 2012, we filed counterclaims against the plaintiffs and third-party claims against Mr. Heshmatpour. We asked the court for an order declaring that the plaintiffs' shares are canceled and that, because of fraudulent inducement on their part, the Letter of Intent was void and of no further effect. In addition, we asked the court to award compensatory and punitive damages, in amounts to be determined, for breach of contract, unjust enrichment and fraud.

        On May 15, 2013, the court issued an opinion declaring as a matter of law that we had properly canceled all shares of our common stock held by AFH Advisory, Griffin and the Foundation and that the Letter of Intent had properly terminated. An order issued by the court on June 27, 2013 implemented these holdings. We do not know if any of the defendants will appeal the court's judgment and related order. The cancelation of the advisory shares will be subject to appeal for 30 days after the completion of trial court proceedings.

        On April 16, 2014, the court granted our motion for attorneys' fees, costs and expenses and denied a competing motion for attorneys' fees, costs and expenses brought by AFH and Mr. Heshmatpour. The court ruled that under the Letter of Intent, we are entitled to an award of $700,000 in attorneys' fees, costs and expenses from AFH. Our cause of action for fraud has not yet been litigated or settled.

        On October 31, 2013, we filed suit against Timothy Brasel in the state District Court in Arapahoe County, Colorado. Mr. Brasel purchased 500,000 shares of our common stock from AFH Advisory in connection with the Merger. Our complaint against Mr. Brasel sets forth causes of action for conversion, civil theft, imposition of constructive trust and unjust enrichment based on Mr. Brasel's refusal to return the certificates representing those shares of our common stock, which we believe are cancelable under the terms of the Letter of Intent. Our complaint asked the court to order Mr. Brasel to return those certificates, and in addition requested an award of actual damages, statutory damages and other relief.

        On April 29, 2014 we entered into a settlement agreement with Mr. Brasel. The settlement agreement provides that Mr. Brasel will return for cancellation the 500,000 shares of our common stock in his possession in return for $377,500, payable in three installments over 90 days. The parties have agreed to a stay of the proceedings pending performance of the settlement agreement.

        Except as described above, we are not aware of any legal proceedings in which any of our directors, nominees, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, nominee, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Board of Directors and Committees and Director Independence

        Our board of directors currently consists of five members. Our board of directors has determined that each of Henry A. McKinnell, Jr., Tracey C. Doi and Maurice J. DeWald is an "independent" director as defined by the NASDAQ Marketplace Rules currently in effect and all applicable rules and regulations of the SEC. All members of the Audit and Compensation, Nominating and Corporate Governance Committees satisfy the "independence" standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors' independence based on discussions with the directors and on its review of the directors' responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. Mr. DeWald and Mr. Lee have notified the Company that they intend to resign from our board of directors on or before May 8, 2014. Our board of directors has appointed Duane Kurisu, Moni Miyashita and Phillip Satow to become directors as of May 8, 2014. Mr. Satow was designated to serve as a director by T.R. Winston & Company, LLC, or TRW, pursuant to its rights under the Director Designation Agreement described on page 83 of this Annual Report on Form 10-K. In addition, pursuant to its rights under such agreement, Sarissa Capital Management LP, or Sarissa, has designated two individuals to be appointed to our board of directors. The Compensation, Nominating and Corporate Governance Committee is currently processing these designations and the Sarissa designees are expected to be appointed to the board of directors upon completion of the process.

Audit Committee

        We established our Audit Committee on May 3, 2011. The Audit Committee consists of Dr. McKinnell, Ms. Doi and Mr. DeWald, each of whom is an independent director as defined by the NASDAQ Marketplace Rules. Mr. DeWald serves as Chairman of the Audit Committee. Each of Ms. Doi and Mr. DeWald qualifies as an "audit committee financial expert" as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee's responsibilities include:

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

Compensation, Nominating and Corporate Governance Committee

        We established our Compensation Committee and Nominating and Corporate Governance Committee on May 3, 2011. On May 9, 2013, we combined these two committees into one, which consists of Dr. McKinnell, Ms. Doi and Mr. DeWald, each of whom is an independent director as defined by the NASDAQ Marketplace Rules. Ms. Doi is the Chairman of the committee. The Compensation, Nominating and Corporate Governance Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors, assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting, fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The Compensation, Nominating and Corporate Governance Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation, Nominating and Corporate Governance Committee. A copy of the Compensation, Nominating and Corporate Governance Committee Charter is available on our website at www.emmausmedical.com.

Director Designation Agreement

        In connection with the private placement of securities we completed on September 11, 2013, we entered into an agreement with Dr. Niihara, TRW, who served as our placement agent, and Sarissa, an investor in the private placement. Pursuant to the agreement, we agreed to expand the size of our board of directors by three members to a total of eight directors, with one member to be designated by TRW and two members to be designated by Sarissa to fill the newly-created vacancies.

        The agreement provides that, prior to the date such designations first become effective, without the prior approval of TRW and Sarissa, we will not approve, effect, amend or enter into any agreements or transactions, or create or assume any obligations, other than those expressly contemplated in the agreement or undertaken in the ordinary course of business consistent with past practice.

        The agreement also provides that each of Dr. Niihara, TRW and Sarissa agree to vote all shares of our common stock and any other class of our voting securities owned or controlled by them, and otherwise to use their respective commercially reasonable best efforts as stockholders, to elect as directors each of the TRW and Sarissa designees and every other candidate nominated for election to the board by the Compensation, Nominating and Corporate Governance Committee of the board.

        Pursuant to the agreement, until the closing of a qualified initial public offering (as defined in the subscription agreements for the private placement), we are required to obtain unanimous approval of the board for a detailed annual budget, certain related party transactions, and certain other corporate transactions.

Section 16(a) Beneficial Ownership Reporting Compliance

        The Company's securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company's directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2013 the directors, officers and owners of more than 10% of our common stock filed, on a timely basis, reports required by Section 16(a) of the Exchange Act except as follows: Mr. Ludlum filed one not timely Form 4 reporting two transactions and Mr. Nagasaki, Ms. Tran, Dr. McKinnell, Ms. Doi and Mr. DeWald each filed one not timely Form 4 reporting one transaction, in each case due to an administrative error.

Code of Business Conduct and Ethics

        On May 3, 2011, our board of directors approved a Code of Conduct and Ethics, which we refer to as the Code of Ethics, which applies to all of our directors, officers and employees. The Code of

Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics is available on our website at www.emmausmedical.com. Requests for copies of the Code of Ethics should be sent in writing to Emmaus Medical, Inc., Attention: Secretary, 20725 S. Western Avenue, Ste. 136, Torrance, California 90501-1884.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth information concerning the compensation earned by our chief executive officer, chief financial officer and our next three most highly compensated executive officers for the two fiscal years ended December 31, 2013 and 2012.

Name and Position	Year	Salary	Bonus	Option Awards(1)	Total
Yutaka Niihara, M.D., MPH	2013	$250,000	$—	$1,583,035	$1,833,035
President, Chief Executive Officer and Director	2012	250,000	—	840,686	1,090,686
Willis C. Lee	2013	180,000	20,000	1,583,035	1,783,035
Chief Operating Officer and Director	2012	180,000	—	840,686	1,020,686
Peter B. Ludlum	2013	180,000	50,000	1,583,035	1,813,035
Chief Financial Officer	2012	135,000	—	—	135,000
Lan T. Tran, MPH	2013	180,000	20,000	1,583,035	1,783,035
Chief Administrative Officer and Corporate Secretary	2012	180,000	—	840,686	1,020,686
Yasushi Nagasaki	2013	180,000	20,000	1,583,035	1,783,035
Senior Vice President, Finance	2012	180,000	—	840,686	1,020,686

        The Company has calculated the grant date fair value of the option grants calculated in accordance with the provisions of FASB ASC Topic 718, "Stock Compensation". For a description of the assumptions used to calculate these amounts, see Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013. The actual value of any option award will depend on the excess of our stock price over the exercise price on the date the option award is exercised. The actual value realized upon exercise of the option awards may be higher or lower than the value shown in this column.

        Total compensation for Dr. Niihara, Mr. Lee and Ms. Tran for the years ended December 31, 2013 and 2012 did not include an amount for the annual performance bonus pursuant to their respective employment agreements. We did not grant performance-based cash bonuses in 2013 and 2012 in part because of management's emphasis on preserving available capital to fund operating expenses. Additionally, specific performance criteria were not established for our executive officers for 2013 or 2012. Each of our executive officers waived any right under their respective employment agreement to an annual performance bonus for 2013 and 2012 and the Company did not incur any liability as a result of not granting such performance-based cash bonuses.

        In December 2013, the Compensation, Nominating and Corporate Governance Committee approved discretionary bonuses for each of Messrs. Lee, Ludlum, and Nagasaki and Ms. Tran as shown in the table above under the heading "Bonuses."

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

Outstanding Equity Awards at 2013 Fiscal Year End

        The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of fiscal 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)(2)		Option Exercise Price	Option Expiration Date
Yutaka Niihara, M.D., MPH	83,333	166,667	(1)	$3.60	4/1/2022
	—	500,000	(2)	$3.60	2/28/2023
Willis C. Lee	83,333	166,667	(1)	$3.60	4/1/2022
	—	500,000	(2)	$3.60	2/28/2023
Peter Ludlum	—	500,000	(2)	$3.60	2/28/2023
Lan T. Tran, MPH	83,333	166,667	(1)	$3.60	4/1/2022
	—	500,000	(2)	$3.60	2/28/2023
Yasushi Nagasaki	83,333	166,667	(1)	$3.60	4/1/2022
	—	500,000	(2)	$3.60	2/28/2023

(1)
Options will vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years, on each of April 1, 2013, 2014 and 2015.

(2)
One-third (1/3) of the options vested on February 28, 2014, the first anniversary of the grant date. The remaining two-thirds (2/3) vest in approximately equal monthly installments over a period of two years thereafter.

Employment Agreements

        On April 5, 2011, we entered into employment agreements with Yutaka Niihara, M.D., MPH, our Chief Executive Officer, Willis C. Lee, our Chief Operating Officer, and Lan T. Tran, MPH, our Chief Administrative Officer. On April 8, 2011, we entered into an employment agreement with Yasushi Nagasaki, our former Chief Financial Officer and current Senior Vice President, Finance. On April 2, 2012, we entered into an employment agreement with Peter Ludlum, our Executive Vice President and Chief Financial Officer (the employment agreements, collectively, are referred to as the "Employment Agreements"). Each of the Employment Agreements has an initial 2-year term, unless terminated earlier. Mr. Nagasaki's employment agreement expired in April 2013. Mr. Ludlum's employment agreement expired April 1, 2014. The Employment Agreements for Dr. Niihara, Mr. Lee and Ms. Tran automatically renew for additional one year periods unless the Company or the officer provides notice of non-renewal at least sixty (60) days prior to the expiration of the then current term.

        Base Salary, Bonus and Other Compensation.    Dr. Niihara's, Mr. Lee's, Ms. Tran's, Mr. Nagasaki's and Mr. Ludlum's base salary is $250,000, $180,000, $180,000, $180,000 and $180,000 per year, respectively, which will be reviewed at least annually. In addition to base salary, the officers may be entitled to receive an annual performance bonus based on the officer's performance for the previous year. The Employment Agreements each provide that the respective officer's performance for the previous year will be measured against a set of targets and goals as mutually established by us and the officer. To date, our board of directors and the Compensation, Nominating and Corporate Governance Committee have evaluated an officer's performance on an overall basis related to the Company's progress on major milestones, without reliance on specific position by position pre-established targets and goals. The officers are also eligible to receive paid vacation, and participate in health and other benefit plans and will be reimbursed for reasonable and necessary business expenses.

        Equity Compensation.    The Employment Agreements state that at the end of each calendar year on December 31, or as soon as reasonably practicable after such date (each a "Grant Date"), the Company will grant non-qualified ten-year stock options with a Black Scholes value of $100,000 to Dr. Niihara, $50,000 to Mr. Lee, and $40,000 to Ms. Tran and Mr. Nagasaki, in each case with an exercise price per share equal to the "Fair Market Value" (as such term is defined in the Company's 2011 Stock Incentive Plan) on the applicable Grant Date. One-third of the options granted to each officer will vest on the first anniversary of the applicable Grant Date, one-third will vest on the second anniversary of the applicable Grant Date and the final one-third will vest on the third anniversary of the applicable Grant Date. Any unvested options will vest immediately upon a change in control (as defined below), termination of the officer's employment other than a voluntary termination by the officer or a termination of the officer for cause. In the event that the officer is terminated for any reason other than cause, death or disability or retirement, each option, to the extent that it is exercisable at the time of such termination, shall remain exercisable for the 90 day period following such termination, but in no event following the expiration of its term. In the event that the officer's employment terminates on account of death, disability or, with respect to any non-qualified stock option, retirement, each option granted that is outstanding and vested as of the date of such termination shall remain exercisable by such officer (or the officer's legal representatives, heirs or legatees) for the one year period following such termination, but in no event following the expiration of its term.

        The employment agreement for Mr. Ludlum states that on each Grant Date, the Compensation, Nominating and Corporate Governance Committee may grant ten-year options to purchase shares of common stock to Mr. Ludlum based on his performance for the previous year. Any unvested options will vest upon a change of control (as defined below) or any termination of Mr. Ludlum's employment other than a termination by Mr. Ludlum or a termination of Mr. Ludlum by the Company for cause or during the initial employment period of the agreement, which was the 180 days following the execution date of the agreement. If Mr. Ludlum is terminated for any reason other than (i) cause, (ii) death or (iii) disability or retirement, each option granted to Mr. Ludlum, to the extent that it is exercisable at the time of such termination, shall remain exercisable for the 90 day period following such termination, but in no event following the expiration of its term. In the event of the termination of Mr. Ludlum's employment for cause, each outstanding option granted to Mr. Ludlum shall terminate at the commencement of business on the date of such termination. In the event that Mr. Ludlum's employment with the Company terminates on account of death, disability or, with respect to any non-qualified stock option, retirement of Mr. Ludlum, each option granted that is outstanding and vested as of the date of such termination shall remain exercisable by Mr. Ludlum (or Mr. Ludlum's legal representatives, heirs or legatees) for the one year period following such termination, but in no event following the expiration of its term.

        Severance Compensation.    If Dr. Niihara's, Mr. Lee's, Ms. Tran's, Mr. Nagasaki's or Mr. Ludlum's employment is terminated for any reason during the term of his or her respective employment agreement, other than without cause or good reason, each will be entitled to receive his or her base salary prorated through the termination date, any expense reimbursement due and owing for reasonable and necessary business expenses, and unpaid vacation benefits (the "Voluntary Termination Benefits"). If Dr. Niihara's, Mr. Lee's, Ms. Tran's or Mr. Nagasaki's termination is due to death or disability of such officer during the term of his or her respective employment agreement, then such officer will also receive an amount equal to his or her target annual performance bonus, and for a termination due to disability only, 6 additional months of his or her base salary to be paid out over a 6-month period and payment of COBRA benefits of up to 6 months following the termination. If Mr. Ludlum's termination during the term of his employment agreement is due to death or disability, he will receive the Voluntary Termination Benefits and an amount equal to 6 months of his target annual performance bonus, and for a termination due to disability only (provided Mr. Ludlum signs a binding release of all claims relating to his employment (a "Release")), 6 additional months of his or her base salary to be paid out over a 6-month period and payment of COBRA benefits of up to 6 months following the termination. If Dr. Niihara is terminated without cause or resigns with good reason (not within 2 years following a change in control), he will receive the Voluntary Termination Benefits and, provided he signs a Release, a severance package equal to one year of his base salary to be paid out over a 12-month period, a pro rata amount of the annual performance bonus for the calendar year in which the termination date occurs based on the achievement of any applicable performance terms or goals for the year, and payment of COBRA benefits of up to 12 months following the termination. If any of Mr. Lee, Ms. Tran or Mr. Nagasaki is terminated without cause or resigns with good reason (not within 2 years following a change in control) during the term of his or her respective employment agreement, he or she will receive the Voluntary Termination Benefits and, provided he or she signs a Release, a severance package equal to 6 months of his or her base salary to be paid out over a 6-month period, an amount equal to half of the targeted annual performance bonus, and payment of COBRA benefits of up to 6 months following the termination. If Mr. Ludlum resigns with good reason (not within 1 year following a change in control) during the term of his employment agreement, he will receive the Voluntary Termination Benefits and, provided he signs a Release, a severance package equal to 6 months of his base salary to be paid out over a 6-month period, a pro-rata amount of the targeted annual performance bonus based on his achievement of applicable terms or performance goals at the time of termination, and payment of COBRA benefits of up to 6 months following the termination.

        Termination with cause includes a proven act of dishonesty, fraud, embezzlement or misappropriation of Company proprietary information; a conviction of, or plea of nolo contendere to, a felony or a crime involving moral turpitude; willful misconduct which cannot be cured on reasonable notice to the officer; or the officer's habitual failure or refusal to perform his duties if such failure or refusal is not cured within 20 days after receiving written notice thereof from the board of directors. Good reason includes a reduction of more than 10% (or 25% in the case of Mr. Nagasaki and Mr. Ludlum) to the officer's base salary or other compensation (except as part of a general reduction for all executive employees); a material diminution of the officer's authority, responsibilities, reporting or job duties (except for any reduction for cause); the Company's material breach of the Employment Agreement; or, in the case of Dr. Niihara, Mr. Lee and Ms. Tran, a relocation of the business requiring the officer to move or drive to work more than 40 miles from its current location. The officer may terminate the Employment Agreement for good reason if he or she provides written notice to the Company within ninety (90) days of the event constituting good reason and the Company fails to cure the good reason within thirty (30) days after receiving such notice.

        Change of Control.    The Employment Agreements will not be terminated upon a change of control. A change of control means any merger or reorganization where the holders of the Company's capital stock prior the transaction own fewer than 50% of the shares of capital stock after the transaction, an acquisition of 50% of the voting power of the Company's outstanding securities by another entity, or a transfer of at least 50% of the fair market value of the Company's assets. Upon Dr. Niihara's termination without cause or good reason that occurs within 2 years after a change of control, he will receive the Voluntary Termination Benefits and, provided he signs a release of all claims relating to his employment, a severance package equal to 2 years of his base salary to be paid out over a 12-month period, an amount equal to double the targeted annual performance bonus, payment of COBRA benefits of up to 18 months following the termination; and a one-time cash payment of $3.0 million. Upon Mr. Lee's or Ms. Tran's termination without cause or good reason that occurs within 2 years after a change of control or upon Mr. Ludlum's termination without cause or good reason that occurs within 1 year after a change of control, he or she will receive the Voluntary Termination Benefits and, provided he or she signs a Release, a severance package equal to 1 year of his or her base salary to be paid out over a 12-month period, an amount equal to the full year targeted annual performance bonus, payment of COBRA benefits of up to 12 months following the termination. Mr. Lee and Ms. Tran will also receive a one-time cash payment of $200,000. In addition, each officer's unvested equity awards shall vest upon such termination and the officer will have 36 months, except for Mr. Nagasaki and Mr. Ludlum who will have 4 months, in which to sell or exercise such awards (subject to expiration of the term of such options). The officer will also be free from all lock-up or other contractual restrictions upon the free sale of shares that are subject to waiver by the Company upon such termination.

Director Compensation

        In 2013 our compensation plan called for our non-employee directors to receive compensation of $700 for each in-person board meeting that they attend, $400 for each telephonic board meeting that they attend and $400 for each committee meeting. Our employee directors do not receive additional compensation for their services as a director. We expect the board of directors to hold four in-person meetings and two telephonic meetings each calendar year. Pursuant to the 2011 Stock Incentive Plan, non-officer directors receive as a minimum an annual grant of 10,000 options. Such grants will vest annually in quarterly installments. Additionally, the Chairman of the Board receives a one-time retainer grant of 10,000 options and each committee chair receives a one-time retainer grant of 2,000 options which will vest on a cliff basis for the first one-third (1/3) granted and monthly on a prorata basis for the remaining two-thirds (2/3) thereafter in equal amounts (or as close to an equal amount as possible) over a period of three (3) years from the grant date.

        In addition, the non-employee directors each received a grant of 250,000 options in 2013 which will vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years.

        The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2013 by the non-employee members of our board of directors. Compensation earned by our employee directors, Yutaka Niihara, M.D., MPH and Willis C. Lee, who do not receive compensation for their services as a director, is reported above under the heading "Summary Compensation Table."

Name	Fees Earned or Paid in Cash	Option Awards	Total
Henry A. McKinnell, Jr., Ph.D.	$6,000	$827,518	$833,518
Tracey C. Doi	7,100	827,518	834,618
Maury J. DeWald	7,200	827,518	834,718

Total	$20,300	$2,482,554	$2,502,854

(1)
The amounts in this column represent the aggregate grant date fair value of option awards granted to the directors in 2013, calculated in accordance with the provisions of FASB ASC Topic 718, "Stock Compensation". For a description of the assumptions used to calculate these amounts, see Note 7 to our audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013. The actual value of any option award to a director, if any, will depend on the excess of our stock price over the exercise price on the date the option award is exercised. The actual value realized by the director upon exercise of the option awards may be higher or lower than the value shown in this column.

(2)
As of December 31, 2013, our non-employee directors had option awards outstanding pursuant to the 2011 Stock Incentive Plan to purchase the following number of shares of our common stock:

Name	Number of Securities Underlying Unexercised Options ($) Exercisable (Vested)		Number of Securities Underlying Unexercised Options ($) Unexercisable (Unvested)		Option Exercise Price	Option Expiration Date
Henry A. McKinnell, Jr., Ph.D.	11,795	(1)	—		$3.05	6/30/2015
	27,000		—		$3.60	12/19/2021
	—		250,000	(3)	$3.60	2/28/2023
	10,000		—		$3.60	2/28/2023
Tracey C. Doi	10,000		—		$3.60	12/19/2021
	25,000	(2)	50,000	(2)	$3.60	4/2/2022
	—		250,000	(3)	$3.60	2/28/2023
	10,000		—		$3.60	2/28/2023
Maurice J. DeWald	12,000		—		$3.60	12/19/2021
	25,000	(2)	50,000	(2)	$3.60	4/2/2022
			250,000	(3)	$3.60	2/28/2023
	10,000		—		$3.60	2/28/2023

(1)
Includes options to purchase 11,795 shares that vested as of December 31, 2012 and are exercisable at $3.05 per share through 2015, which award was issued prior to the commencement of the 2011 Stock Incentive Plan.

(2)
Options vest in equal annual amounts (or as close to an equal amount as possible) over a period of three years with the first one-third (1/3) vesting on April 1, 2013.

(3)
Options vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years with the first one-third (1/3) vesting on February 28, 2014.

Recent Grants

        On February 26, 2014, the board of directors authorized and approved the option grants to non-employee directors in the amounts set forth below with a term of 10 years and an exercise price of $3.60 per share, the fair market value of a share of common stock as of the grant date, as determined by the board of directors.

Name	Shares Underlying Outstanding Options
Henry A. McKinnell, Jr., Ph.D.	60,000
Tracey C. Doi	52,000
Maurice J. DeWald	52,000

        The options granted to each named non-employee director will vest as follows: each option will vest in equal annual amounts (or as close to an equal amount as possible) over a period of three years with the first one-third (1/3) amount to vest one year from the grant date.

Current Director Compensation Program

        On February 26, 2014, the board of directors amended the compensation program for non-employee directors. The compensation program for non-employee directors currently consists of:

  •
  a cash retainer of $500 per month;

  •
  cash compensation of $700 for each in-person board meeting attended, $400 for each telephonic board meeting attended, $400 for each committee meeting attended, and $200 for each meeting chaired by such non-employee director;

  •
  an initial grant of 100,000 options upon election and 50,000 stock options annually thereafter;

  •
  a one-time grant of 2,000 options to the chairman of each committee; and

  •
  a one-time grant of 10,000 options to the Chairman of the Board.

Options granted under this program are expected to vest over 3 years.

2011 Stock Incentive Plan

Background

        On May 3, 2011, the board of directors and stockholders adopted the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan, or the Plan. Stockholder approval of the Plan enables us to satisfy stock exchange listing requirements, if and when we become subject to such requirements, and to make awards that qualify as performance-based compensation that is exempt from the deduction limitation set forth under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. Subject to certain exceptions, Section 162(m) generally limits the corporate income tax deductions to $1,000,000 annually for compensation paid to each of the Chief Executive Officer and our other three highest paid executive officers required to be reported under the proxy disclosure rules.

        The Plan permits grants of stock options, stock appreciation rights, or SARs, restricted stock, stock units, stock bonus and unrestricted stock awards, which we collectively refer to as Awards. Our board of directors believes that the Plan is an important factor in attracting, retaining and motivating our employees, consultants, agents, and directors and our affiliates, who are collectively referred to as Eligible Persons. Our board of directors believes that we need the flexibility both to have an ongoing reserve of common stock available for future equity-based awards, and to make future awards in a variety of forms.

        On February 28, 2013, our board of directors authorized and adopted an amendment to Section 1.5(a) of the Plan. The amendment increased the total number of shares of our common stock with respect to which awards may be granted pursuant to the Plan from 3,000,000 to 6,000,000 (subject to adjustment as set forth in the Plan), which we refer to as the Cap. Except for this increase in the Cap, the terms of the Plan, including the adjustment mechanisms set forth therein, were unchanged by the amendment. The amendment was subsequently ratified by our stockholders at our 2013 Annual Meeting on September 23, 2013.

Purpose

        The purpose of the Plan is to attract, retain and motivate select employees, consultants and directors for us and our affiliates and to provide incentives and rewards for superior performance. As of December 31, 2013, there were approximately 20 Eligible Persons who were our directors or employees of one of our subsidiaries.

Shares Subject to the Plan

        The Plan provides that no more than 6,000,000 shares of common stock may be issued pursuant to Awards under the Plan. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the Plan for stock splits, stock dividends, recapitalizations and other similar events.

        The maximum awards that can be granted under the Plan to a single participant in any calendar year shall be 500,000 shares of common stock in the form of options or SARs, and 500,000 shares of common stock in the form of restricted shares, restricted stock units, stock bonus and other stock-based awards.

Administration

        The Compensation, Nominating and Corporate Governance Committee of the board of directors or another committee appointed by our board of directors administer the Plan. The Compensation, Nominating and Corporate Governance Committee of our board of directors and any other committee exercising discretion under the Plan from time to time are referred to below as the Committee.

        Subject to the terms of the Plan, the Committee has express authority to determine the Eligible Persons who will receive Awards, the number of shares of common stock, units or dollars to be covered by each Award, and the terms and conditions of Awards. The Committee has broad discretion to prescribe, amend, and rescind rules relating to the Plan and its administration, to interpret and construe the terms of the Plan and the terms of all Award agreements, and to take all actions necessary or advisable to administer the Plan.

        Stock awards granted under the Plan (other than performance-based awards, awards involving an aggregate number of shares equal to less than 5% of shares available for awards and annual director stock grants described below) will have a minimum vesting period of three years.

        The Plan provides that we will indemnify members of the Committee and their delegates against any claims, liabilities or costs arising from the good faith performance of their duties under the Plan. The Plan releases these individuals from liability for good faith actions associated with the Plan's administration.

Eligibility

        The Committee may grant options that are intended to qualify as incentive stock options, or ISOs, only to our and our subsidiaries' employees, and may grant all other Awards to Eligible Persons. The

Plan and the discussion below use the term "Participant" to refer to an Eligible Person who has received an Award.

Types of Awards

        Options.    Options granted under the Plan provide Participants with the right to purchase shares of common stock at a predetermined exercise price. The Committee may grant options that are intended to qualify as ISOs or options that are not intended to so qualify, referred to as Non-ISOs. The Plan also provides that ISO treatment may not be available for options that become first exercisable in any calendar year to the extent the value of the underlying shares that are the subject of the option exceeds $100,000 (based upon the fair market value of the shares of common stock on the option grant date).

        Stock Appreciation Rights (SARs).    A stock appreciation right generally permits a Participant to receive, upon exercise, cash and/or shares of common stock equal in value to an amount determined by multiplying (a) the excess of the fair market value, on the date of exercise, of the shares of common stock with respect to which the SAR is being exercised, over the exercise price of the SAR for such shares by (b) the number of shares with respect to which the SARs are being exercised. The Committee may grant SARs in tandem with options or independently of them.

        Exercise Price for Options and SARs.    The exercise price of ISOs, Non-ISOs, and SARs may not be less than 100% of the fair market value on the grant date of the shares of common stock subject to the Award (110% of fair market value for ISOs granted to employees who, on the grant date, own stock representing more than 10% of the combined voting power of all classes of our stock).

        Exercise of Options and SARs.    To the extent exercisable in accordance with the agreement granting them, an option or SAR may be exercised in whole or in part, during the term established by the Committee, subject to earlier termination relating to a holder's termination of employment or service. The expiration date of options and SARs may not exceed ten years from the date of grant (five years in the case of ISOs granted to employees who, on the grant date, own more than 10% of the combined voting power of all classes of our stock).

        Unless otherwise provided under the terms of the agreement evidencing a grant, options and SARs that have vested may be exercised during the one-year period after the optionee's termination of service due to death or permanent disability or after the optionee retires (with respect to SARs and Non-ISOs only) and during the 90-day period after the optionee's termination of employment other than for cause (but in no case later than the termination date of the option or SAR). Each option or SAR that remains unexercisable at the time of termination shall be terminated at the time of termination.

        Restricted Stock, Stock Units, Stock Bonus, and Other Stock-Based Awards.    Under the Incentive Plan, the Committee may grant restricted stock that is forfeitable until certain vesting requirements are met, may grant restricted stock units, or RSUs, which represent the right to receive shares of common stock after certain vesting requirements are met, and may grant unrestricted stock as to which the Participant's interest is immediately vested (subject to the exceptions to the minimum vesting requirements described above). The Plan provides the Committee with discretion to determine the terms and conditions under which a Participant's interests in such Awards becomes vested, which may include the achievement of financial or other objective performance goals or other objectives.

        Annual Non-Employee Director Grants.    The Plan provides for annual grants of 10,000 options to non-employee directors, which we refer to as the Annual Director Award. Each Annual Director Award will vest in four substantially equal quarterly installments.

Clawback of Awards

        Unless otherwise provided in an agreement granting an Award, we may terminate any outstanding, unexercised, unexpired or unpaid Award, rescind any exercise, payment or delivery pursuant to the Award, or recapture any common stock (whether restricted or unrestricted) or proceeds from the Participant's sale of shares issued pursuant to the Award in the event of the discovery of the Participant's fraud or misconduct, or otherwise in connection with a financial restatement.

Income Tax Withholding

        As a condition for the issuance of shares pursuant to Awards, the Plan requires satisfaction of any applicable federal, state, local, or foreign withholding tax obligations that may arise in connection with the award or the issuance of shares.

Transferability

        Awards may not be sold, pledged, assigned, hypothecated, transferred or disposed of other than by will or the laws of descent and distribution, except to the extent the Committee permits.

Certain Corporate Transactions

        The Committee shall equitably adjust, as it deems necessary and appropriate, the number of shares covered by each outstanding Award, the number of shares that have been authorized for issuance under the Plan but have not yet been granted or that have been returned to the Plan upon cancellation, forfeiture or expiration of an Award, and the maximum number of shares that may be granted in any calendar year to individual participants, as well as the price per share covered by each outstanding Award, to reflect any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the shares, or any other increase or decrease in the number of issued shares effected without receipt of consideration by us.

        The Committee has the authority, in the event of a merger, sale of assets, reorganization or similar change in control transaction, to cause us to accelerate the vesting of Awards. To the extent that an Award is not exercised prior to consummation of a transaction in which the Award is not being assumed or substituted, such Award shall terminate upon such consummation.

Term of the Plan; Amendments or Termination

        The term of the Plan is ten years from the date of adoption by the board of directors. Our board of directors may from time to time, amend, alter, suspend, discontinue or terminate the Plan; provided that no amendment, suspension or termination of the Plan shall materially and adversely affect Awards already granted. Furthermore, the Plan specifically prohibits the repricing of stock options or SARs without stockholder approval. For this purpose, a "repricing" means any of the following (or any other action that has the same effect as any of the following): (i) changing the terms of a stock option or SAR to lower its exercise price; (ii) any other action that is treated as a "repricing" under generally accepted accounting principles; and (iii) repurchasing for cash or canceling a stock option or SAR at a time when its exercise price is greater than the fair market value of the underlying stock in exchange for another award, unless the cancellation and exchange occurs in connection with a change in capitalization or similar change. Such cancellation and exchange would be considered a "repricing" regardless of whether it is treated as a "repricing" under generally accepted accounting principles and regardless of whether it is voluntary on the part of the participant.

U.S. Federal Income Tax Consequences

        The U.S. federal income tax rules applicable to awards under the Plan under the Code are summarized below. This summary omits the tax laws of any municipality, state, or foreign country in which a participant resides. Stock option grants under the Plan may be intended to qualify as incentive stock options under Section 422 of the Code or may be non-qualified stock options governed by Section 83 of the Code. Generally, federal income tax is not due from a participant upon the grant of a stock option, and a deduction is not taken by us. Under current tax laws, if a participant exercises a non-qualified stock option, he or she will have taxable income equal to the difference between the market price of the common stock on the exercise date and the stock option grant price. We are entitled to a corresponding deduction on our income tax return. A participant will not have any taxable income upon exercising an incentive stock option after the applicable holding periods have been satisfied (except that the alternative minimum tax may apply), and we will not receive a deduction when an incentive stock option is exercised. The treatment for a participant of a disposition of shares acquired through the exercise of a stock option depends on how long the shares were held and whether the shares were acquired by exercising an incentive stock option or a non-qualified stock option. We may be entitled to a deduction in the case of a disposition of shares acquired under an incentive stock option before the applicable holding periods have been satisfied.

        Generally, taxes are not due when a restricted stock or RSU award is initially granted, but the award becomes taxable when it is no longer subject to a "substantial risk of forfeiture" (generally, when it becomes vested or transferable), in the case of restricted stock, or when shares are issued in connection with vesting, in the case of an RSU. Income tax is calculated on the value of the stock at ordinary rates at that time, and then at capital gain rates when the shares are sold. However, no later than 30 days after a participant receives an award of restricted stock, pursuant to Section 83(b) of the Code, the participant may elect to recognize taxable ordinary income in an amount equal to the fair market value of the stock at the time of receipt. Provided that the election is made in a timely manner, the participant will not recognize any additional income when the award is no longer transferable or subject to a "substantial risk of forfeiture."

        Section 409A of the Code provides additional tax rules governing non-qualified deferred compensation. Generally, Section 409A will not apply to awards granted under the Plan, but may apply in some cases to RSUs. For such awards subject to Section 409A, certain of our officers may experience a delay of up to six months in the settlement of the awards in shares of our stock.

        Awards granted under the Plan may be structured to qualify as performance-based compensation under Section 162(m) of the Code. To qualify, the Plan must satisfy the conditions set forth in Section 162(m) of the Code, and stock options and other awards must be granted under the Plan by a committee consisting solely of two or more outside directors (as defined under Section 162 regulations) and must satisfy the Plan's limit on the total number of shares that may be awarded to any one participant during any calendar year. For awards other than stock options and SARs to qualify, the grant, issuance, vesting, or retention of the award must be contingent upon satisfying one or more of the performance criteria set forth in the Plan, as established and certified by a committee consisting solely of two or more outside directors. The rules and regulations promulgated under Section 162(m) are complicated and subject to change from time to time, sometimes with retroactive effect. In addition, a number of requirements must be met in order for particular compensation to so qualify. As such, there can be no assurance that any compensation awarded or paid under the Plan will be deductible under all circumstances.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and convertible notes held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2014 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

        The following table sets forth certain information with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock owned by:

  •
  Each person known to be the beneficial owner of 5% or more of our outstanding common stock;

  •
  Each executive officer;

  •
  Each director; and

  •
  All of our executive officers and directors as a group.

        The number of shares of our common stock outstanding as of the date of March 31, 2014 excludes 5,283,795 shares of common stock underlying outstanding options, 6,279,296 shares of common stock underlying outstanding warrants and 2,691,777 shares of common stock underlying outstanding principal and accrued interest amount on the convertible notes as of March 31, 2014. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable. Unless otherwise indicated in the table or its footnotes, the address of each stockholder listed in the table is c/o Emmaus Life Sciences, Inc., 20725 S. Western Avenue, Ste. 136, Torrance, California 90501-1884.

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership of Shares of Common Stock		Percent of Class(1)
Directors and Named Executive Officers
Yutaka Niihara, M.D., MPH	President, Chief Executive Officer and Director	11,024,496	(2)(13)	39.2%
Peter B. Ludlum	Chief Financial Officer	211,333	(3)	*
Yasushi Nagasaki	Senior Vice President, Finance	533,454	(4)	2.0%
Willis C. Lee	Chief Operating Officer and Director	631,769	(5)	2.3%
Lan T. Tran, MPH	Chief Administrative Officer and Corporate Secretary	455,239	(6)	1.7%
Henry A. McKinnell, Jr., Ph.D.	Chairman of the Board	632,128	(7)	2.3%
Tracey C. Doi	Director	199,333	(8)	*
Maurice J. DeWald	Director	163,333	(9)	*

Officers and Directors as a Group (total of 8 persons)		13,851,085	(10)	45.0%
5% or More Owners
Daniel R. and Yuka I. Kimbell		2,434,028	(11)	9.1%
Sarissa Capital Management LP		1,600,000	(12)(13)	5.8%

*
Less than 1%.

(1)
Based on 26,724,057 shares of common stock issued and outstanding as of March 31, 2014. This excludes 2,504,249 shares previously owned by AFH Advisory cancelled by the Company's transfer agent on June 28, 2013 pursuant to a court order. See Part I Item 3. "Legal Proceedings" of this Annual Report for additional information regarding the share cancellation and related legal proceedings. The Company continues to present these shares in its financial statements as outstanding until the right of appeal has lapsed and all contingencies have been resolved.

(2)
Includes 9,529,711 shares that are held jointly by Yutaka and Soomi Niihara, his wife. Also includes 44,229 shares of common stock for which Dr. Niihara is custodian. Dr. Niihara may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities. Also includes 1,000,000 shares underlying warrants to purchase shares of common stock, 375,000 shares underlying stock options and 55,556 shares underlying warrants to purchase shares of common stock owned by Hope International Hospice, Inc., or Hope Hospice. Dr. Niihara is the chief executive officer of Hope Hospice and has voting and investment power over such shares.

(3)
Includes 208,333 shares underlying options to purchase shares of common stock.

(4)
Includes 133,454 shares of common stock underlying outstanding convertible notes (as of March 31, 2014), and 25,000 shares underlying warrants to purchase shares of common stock and 375,000 shares underlying stock options.

(5)
Includes 44,300 shares of common stock underlying outstanding convertible notes (as of March 31, 2014), 375,000 shares underlying stock options and 35,556 shares underlying warrants to purchase shares of common stock owned by MLPF&S Cust. FBO Willis C. Lee.

(6)
Includes 56,945 shares underlying warrants to purchase shares of common stock and 375,000 shares underlying stock options.

(7)
Includes 500,000 shares underlying warrants to purchase shares of common stock and options to purchase 132,128 shares of common stock.

(8)
Includes 8,000 shares that are held jointly by Tracey & Mark Doi, her husband. Also, includes 153,333 shares underlying stock options and 38,000 shares underlying warrants to purchase shares of common stock owned by Tracey and Mark Doi.

(9)
Includes 4,000 shares underlying warrants to purchase shares of common stock and options to purchase 155,333 shares of common stock.

(10)
Includes options to purchase 2,149,128 shares of common stock, warrants to purchase 1,715,057 shares of common stock and 177,754 (as of March 31, 2014) shares of common stock underlying outstanding convertible notes.

(11)
Includes 44,229 shares of common stock held by the holder as custodian. Daniel and Yuka Kimbell may be deemed the indirect beneficial owner of these securities since they have sole voting and investment control over the securities.

(12)
Includes (i) 955,360 shares of common stock held by Sarissa Capital Domestic Fund LP ("Sarissa Domestic"), consisting of 477,680 shares of common stock and 477,680 shares underlying warrants to purchase shares of common stock and (ii) 644,640 shares of common stock held by Sarissa Capital Offshore Master Fund LP ("Sarissa Offshore"), consisting of 322,320 shares of common stock and 322,320 shares underlying warrants to purchase shares of common stock. Sarissa Capital Management LP ("Sarissa Capital"), as the investment advisor to Sarissa Domestic and Sarissa Offshore (collectively, the "Sarissa Funds"), may be deemed to beneficially own the 1,600,000 aggregate shares beneficially owned by the Sarissa Funds on the basis of its sole or shared power to vote or direct the vote of such shares and/or its sole or shared power to dispose or direct the disposition of such shares. By virtue of his position as the Chief Investment Officer of Sarissa Capital and as the managing member of Sarissa Capital's general partner, Dr. Alexander J. Denner may also be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the 1,600,000 shares beneficially owned by the Sarissa Funds.

(13)
Dr. Niihara, Sarissa Capital and T.R. Winston & Company, LLC are parties to the Director Designation Agreement described in Part III, Item 10 of this Annual Report on Form 10-K under the heading "Director Designation Agreement." These parties beneficially own, in the aggregate, 13,692,496 shares of common stock, including 2,539,556 shares underlying warrants to purchase shares of common stock and 375,000 shares underlying stock options, representing aggregate beneficial ownership of 46.2%.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2013 regarding compensation plans, including any individual compensation arrangements, under which equity securities of Emmaus Life Sciences, Inc. are authorized for issuance. Please see Part III. Item 11 "2011 Stock Incentive Plan" for a description of the terms of our Amended 2011 Stock Incentive Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)(2)	4,834,000	$3.60	1,166,000
Equity compensation plans not approved by security holders(3)	500,000	$1.00	—

Total	5,334,000	$3.35	1,166,000

(1)
In May 2011, the Company adopted the Incentive Plan.

(2)
On February 26, 2014, the Board of Directors approved the issuance of 438,000 options to employees, consultants and non-employee directors.

(3)
On February 28, 2013, the Board of Directors approved an increase of 3,000,000 additional options for the Incentive Plan and such additional shares have been approved by the Company shareholders. The securities provided reflect warrants issued to non-employee directors in 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Emmaus Medical, Inc.

        Emmaus Life Sciences, Inc., Emmaus Medical Inc., Newfield Nutrition Corporation, Emmaus Medical Japan, Inc., or EM Japan and Emmaus Medical Europe Ltd., or EM Europe, which are either our directly or indirectly wholly-owned subsidiaries , each have interlocking executive and director positions with us and with each other. Dr. Niihara and Mr. Lee are directors of Newfield Nutrition Corporation. Dr. Niihara is a director of EM Japan. Dr. Niihara and Ms. Tran are directors of EM Europe. The officers of Emmaus Life Sciences are also the officers of Emmaus Medical and Newfield Nutrition and hold the same officer positions in Emmaus Medical and Newfield as they do in Emmaus Life Sciences.

The Merger

        Pursuant to the Merger Agreement, AFH Merger Sub merged with and into Emmaus Medical with Emmaus Medical continuing as the surviving entity. As a result of the Merger, Emmaus Medical became our wholly-owned subsidiary. In connection with the Merger, we changed our corporate name from "AFH Acquisition IV, Inc." to "Emmaus Holdings, Inc." Subsequently, on September 14, 2011, we changed our name from "Emmaus Holdings, Inc." to "Emmaus Life Sciences, Inc."

        Upon consummation of the Merger, (i) each outstanding share of Emmaus Medical common stock was exchanged for 29.48548924976 shares of our common stock, (ii) each outstanding Emmaus Medical option and warrant, which was exercisable for one share of Emmaus Medical common stock, was exchanged for an option or warrant, as applicable, exercisable for 29.48548924976 shares of our common stock and (iii) each outstanding convertible note of Emmaus Medical, which was convertible for one share of Emmaus Medical common stock, was exchanged for a convertible note exercisable for 29.48548924976 shares of our common stock. As a result of the Merger, Emmaus Medical securityholders received 20,673,714 shares of our common stock, options and warrants to purchase an aggregate of 326,507 shares of common stock, and convertible notes to purchase an aggregate of 271,305 shares of our common stock, totaling 85% of our issued and outstanding common stock on a fully diluted basis. Immediately after the closing of the Merger, we had 24,423,714 shares of common stock, no shares of preferred stock, options to purchase 23,590 shares of common stock, warrants to purchase 302,918 shares of common stock and convertible notes convertible into 271,305 shares of our common stock issued and outstanding.

        The Merger resulted in a change in control of our company from AFH Advisory, which is owned by Mr. Heshmatpour, to the former securityholders of Emmaus Medical. In connection with the change in control, we appointed new persons to our board of directors and elected new officers. Mr. Heshmatpour, an officer and director of the Company prior to the consummation of the Merger, resigned from all of his officer positions with us at the time the transaction was consummated. Mr. Heshmatpour resigned from the board of directors on April 24, 2012.

        Since July 2012 we have been engaged in significant litigation with Mr. Heshmatpour and AFH Advisory relating to the Merger. For a detailed description of this litigation please see "Item 3. Legal Proceedings" above in Part I of this Annual Report on Form 10-K.

Loans by Related Persons

        The following table sets forth information relating to our loans from related persons outstanding as of December 31, 2013.

Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding as of December 31, 2013	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conv. Price	Shares Underlying Principal as of December 31, 2013
Hope Int'l Hospice(1)	8.00%	1/17/2012	On Demand	$200,000	$200,000	$—	$20,000	NA	NA
Lan T. Tran(2)	11.00%	2/10/2012	2 years(3)	80,000	205,000	125,000	—	NA	NA
Hideki & Eiko Uehara(5)	11.00%	2/15/2012	2 years(3)	133,333	133,333	—	14,433	NA	NA
Hope Int'l Hospice(1)	8.00%	6/14/2012	On Demand	200,000	200,000	—	20,000	NA	NA
Hope Int'l Hospice(1)	8.00%	6/21/2012	On Demand	100,000	100,000	—	10,000	NA	NA
Cuc T. Tran(5)	11.00%	6/27/2012	1 year	10,000	10,000	—	—	NA	NA
Yasushi Nagasaki(2)	10.00%	6/29/2012	On Demand	373,000	388,800	15,800	—	$3.30	113,030
Yutaka Niihara(2)(4)	10.00%	12/5/2012	On Demand	156,730	1,213,700	1,056,970	—	NA	NA
Hope Int'l Hospice(1)	8.00%	2/11/2013	On Demand	50,000	50,000	—	3,000	NA	NA
Hideki & Eiko Uehara(5)	10.00%	9/7/2013	1 year	35,640	35,640	—	—	$3.60	9,900
MLPF&S Cust. FBO Willis C.Lee(2)(4)	10.00%	10/5/2013	1 year	152,066	152,066	—	—	$3.60	42,240

Sub total				$1,490,769	$2,688,539	$1,197,770	$67,433	—	165,170
Less discount				(4,422)

Total				$1,486,347

(1)
Dr. Niihara, who is our CEO, is also the CEO of Hope International Hospice, Inc.

(2)
Officer

(3)
Due on Demand

(4)
Director

(5)
Family of Officer/Director

        The above loans were made to provide us with needed working capital.

        In January 2012, we issued a promissory note to Hope International Hospice, in the principal amount of $200,000. The note bears interest at 8% per annum and all unpaid principal and interest are due upon demand at the lender's option. In connection with the issuance of the note, we issued three-year warrants to purchase 55,556 shares of our common stock at a per share exercise price of $1.00. Dr. Niihara is also the CEO of Hope International Hospice, Inc.

        In February 2012, we issued a promissory note to Ms. Tran, one of our officers, in the amount of $205,000, which bears interest at 11% per annum and matures on the two year anniversary date of the note. The lender may, at any time after the six month anniversary date of the note, declare the entire unpaid principal and unpaid accrued interest immediately due and payable. In connection with the issuance of the note, we issued three-year warrants to purchase 56,945 shares of our common stock at a per share exercise price of $1.00. During 2012, we partially repaid this note. The outstanding principal amount and accrued interest payable as of December 31, 2013 are $80,000 and $26,011, respectively.

        In February 2012, we issued a two-year promissory note to Hideki and Eiko Uehara in the amount of $133,333. The note bears interest at 11% per annum and all unpaid principal and interest are due upon demand at the lender's option. In connection with the issuance of the note, we issued three-year warrants to purchase 37,037 shares of our common stock at a per share exercise price of $1.00. Hideki and Eiko Uehara are family members of Dr. Niihara, one of our officers.

        In June 2012, we issued a one-year promissory note to Ms. Cuc T. Tran in the amount of $10,000, which bears interest at 11% per annum and matures on the anniversary date of the note. Ms. Tran is a family member of Ms. Lan Tran, one of our officers.

        In June 2012, we issued two promissory notes to Hope International Hospice totaling $300,000 bearing interest at 8% per annum. The entire principal amount of each note and any outstanding accrued interest thereon is due on demand. Dr. Niihara is also the CEO of Hope International Hospice, Inc.

        In June 2012, we refinanced a convertible note payable to Mr. Nagasaki, one of our officers, in the amount of $360,000 with a new convertible note in the amount of $388,800 which bears interest at 10% per annum and is due upon demand. The principal amount and any unpaid interest due under the promissory note are convertible into shares of our common stock at $3.30 per share. The convertible note was originally effective in June 2011. During 2013, we partially repaid this note. The outstanding principal amount and accrued interest payable as of December 31, 2013 are $373,000 and $58,204, respectively.

        In December 2012, we issued a promissory note to Dr. Niihara, our CEO, in the principal amount of $1,213,700 bearing interest at 10% per annum and matures on the six-month anniversary date of the note. This note refinanced a note for JPY 100,000,000 ($1,213,700 at an exchange rate of 0.012137 as of the date of issuance) that was payable to related parties who were certain family members of Dr. Niihara. During 2013, we partially repaid this note. The outstanding principal amount and accrued interest payable as of December 31, 2013 are $156,730 and $98,036, respectively.

        In February 2013, we issued a promissory note in the principal amount of $50,000 to Hope International Hospice bearing interest at 8% per annum. The term of this note is due on demand. Dr. Niihara is also the CEO of Hope International Hospice, Inc.

        In September 2013, we issued a one-year convertible note to Hideki and Eiko Uehara in the amount of $35,640, which bears interest at 10% per annum and matures on the anniversary date of the note. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of our common stock at $3.60 per share. Hideki and Eiko Uehara are family members of Dr. Niihara, one of our officers.

        In October 2013, we refinanced a convertible note payable to MLPF&S Cust. FBO Willis C. Lee, one of our officers, in the amount of $138,242 with a new convertible note in the amount of $152,066 which bears interest at 10% per annum and matures on the one-year anniversary date of the note. The principal amount and any unpaid interest due under the note are convertible into shares of our common stock at $3.60 per share. The convertible note was originally effective in October 2011. The outstanding principal amount and accrued interest payable as of December 31, 2013 are $152,066 and $3,666, respectively.

        The loans detailed below from related persons have been fully settled as of December 31, 2013.

        In February 2012, we issued a one-year convertible note to Mr. and Mrs. Doi in the amount of $108,000, which carried interest at 8% per annum and matured on the anniversary date of the note. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of our common stock at $3.60 per share. In connection with the issuance of the note, we issued three-year warrants to purchase 30,000 shares of our common stock at a per share exercise price of $1.00. Tracey Doi is one of our directors. In February 2013, we refinanced this convertible note payable with a new convertible note totaling $116,640 which bears interest at 10% per annum. Principal amounts and any unpaid interests due under the note are convertible into shares of our common stock at $3.60 per share. We repaid this note in full as of May 22, 2013.

        In August 2012, we issued a promissory note to Dr. Niihara, our CEO, in the principal amount of $1,270,100, which bears interest at 1% per annum and matures on the one-year anniversary date of the note. In connection with the issuance of the note, we issued three-year warrants to purchase a total of 1,000,000 shares of our common stock at a per share exercise price of $2.50. On May 9, 2013, we terminated this loan and a loan made by Dr. Niihara in 2009, in the principal amount of $272,800, by issuing shares of common stock equivalent to the total principal and interest outstanding on the promissory notes at a per share price of $3.30. We issued a total of 470,000 shares of common stock to

Dr. Niihara in exchange for the termination of a total of $1,542,900 in outstanding principal amount on promissory notes held by Dr. Niihara and $8,100 accrued interest thereon.

        In January 2013, we renewed a promissory note payable to Hope International Hospice in the principal amount of $200,000 bearing interest at 8% per annum. The term of this note is due on demand. The note was originally effective in January 2011. Dr. Niihara is also the CEO of Hope International Hospice, Inc. We subsequently repaid this note in full as of September 10, 2013.

Guarantees by Officers

        On January 12, 2009, Emmaus Medical entered into a promissory note with Mr. Matsuda for 20 million Japanese Yen. As of December 31, 2013, the aggregate outstanding principal amount of the note was 26,785,277 Japanese Yen ($254,460 at an exchange rate of 9.50 U.S. Dollars per 1,000 Japanese Yen) which includes the aggregate amount of accrued and unpaid interest was 6,785,277 Japanese Yen ($64,460 at an exchange rate of 9.50 U.S. Dollars per 1,000 Japanese Yen) that has been added to the original principal. Dr. Niihara has provided a guarantee on the promissory note entered into with Mr. Matsuda.

        On May 1, 2013, we entered into a promissory note with Mr. Terasaki for $550,000. Dr. Niihara provided a personal guarantee on the promissory notes entered into with Mr. Terasaki.

        On October 10, 2013, Emmaus Medical refinanced a promissory note with the Shitabata Family Trust for $2,136,146. Dr. Niihara and Mr. Lee each provided a personal guarantee on the promissory note entered into with the Shitabata Family Trust.

Policy for Approval of Related Party Transactions

        All related party transactions through December 31, 2013 have been reviewed and approved by the independent directors of our board of directors.

        On May 9, 2013, our board of directors approved a new written policy, or the Policy, for the review, approval and ratification of related-party transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. It is the responsibility of the board to administer the Policy. From time to time, however, the board may delegate responsibility for administration of the Policy to the Compensation, Nominating and Corporate Governance Committee of the board. Whichever body is responsible for administering the Policy at any given time or in regard to a particular related-party transaction is referred to as the "Reviewing Body."

        Our management is responsible for determining whether a transaction requires review under the Policy, based on a review of all facts and circumstances. Upon a determination by management that a transaction requires review under this Policy, the material facts concerning the transaction and the related person's interest in the transaction must be disclosed to the Reviewing Body.

        At each of its meetings, the Reviewing Body is provided with the details of each new, existing or proposed related-party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to us and to the relevant related party. In determining whether to approve a related-party transaction, the Reviewing Body considers, among other factors, the following factors to the extent relevant to the related-party transaction: (i) whether the terms of the related-party transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party; (ii) whether there are business reasons for us to enter into the related-party transaction; (iii) whether the related-party transaction would impair the independence of an outside director; and (iv) whether the related-party transaction would present an improper conflict of interests for any of our directors or executive officers, taking into account the size of the transaction, the overall financial position of the director, executive officer or related party, the direct or indirect nature of the director's, executive officer's or related party's interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Reviewing Body deems relevant.

        Any member of the Reviewing Body who has an interest in the transaction under discussion must abstain from voting on its approval but may, if so requested by the Chairperson of the Reviewing Body, participate in some or all of the Reviewing Body's discussions of the transaction. Upon completion of its review of the transaction, the Reviewing Body may determine to permit or to prohibit the transaction.

        A related-party transaction entered into without pre-approval of the Reviewing Body is not deemed to violate the Policy, or be invalid or unenforceable, so long as the transaction is brought to the Reviewing Body as promptly as reasonably practical after it is entered into or after it becomes reasonably apparent that the transaction is covered by the Policy.

Director Independence

        Currently, our board of directors has determined that each of Henry A. McKinnell, Jr., Tracey C. Doi and Maurice J. DeWald is an "independent" director as defined by the NASDAQ Marketplace Rules, currently in effect and all applicable rules and regulations of the SEC. All members of the Audit and Compensation, Nominating and Corporate Governance Committees satisfy the "independence" standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors' independence based on discussions with the directors and on its review of the directors' responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. Dr. McKinnell, Ms. Doi and Mr. DeWald, each of whom is an independent director as defined by the NASDAQ Marketplace Rules, are the sole members of the Audit Committee and the Compensation, Nominating and Corporate Governance Committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table presents fees billed or to be billed, including reimbursements for expenses, for professional audit services rendered by KPMG LLP for the audit of the Company's consolidated financial statements for the year ended December 31, 2013, the reaudit of the Company's consolidated financial statements for the year ended December 31, 2012, and reviews of the Company's interim financial statements for the year ended December 31, 2013 and certain interim financial statements for the year ended December 31, 2012. It also includes fees for services rendered by EFP Rotenberg LLP for the audit of the Company's consolidated financial statements for fiscal 2012 and interim reviews of the Company's quarterly financial statements for the years ended December 31, 2013 and December 31, 2012. The schedule includes fees billed or to be billed for other services rendered by EFP Rotenberg LLP during those periods.

	Year ended December 31,
	2013		2012
	KPMG	EFP	EFP
Audit Fees (including fees for interim reviews)	$305,000	$34,713	$64,998
Audit-Related Fees	—	7,500	36,355
Tax Fees	—	—	—
All Other Fees	—	—	—

Total	$305,000	$42,213	$101,353

        On January 9, 2014, the Company dismissed EFP Rotenberg LLP as the Company's independent registered public accounting firm. The decision to dismiss EFP was approved by the Audit Committee of the Company's Board of Directors on January 9, 2014.

        On January 10, 2014, the Company engaged KPMG LLP ("KPMG") as the Company's independent registered public accounting firm, effective immediately. The engagement was approved by the Audit Committee on January 9, 2014. Prior to January 10, 2014, neither the Company nor anyone acting on its behalf consulted with KPMG regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company; or (ii) any matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a "reportable event" as described in Item 304(a)(1)(v) of Regulation S-K.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements:    See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K.

2.
Financial Statement Schedule:    See Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

3.
Exhibits:    The exhibits listed in the accompanying "Exhibit Index" are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description
2.1	Merger Agreement dated as of April 21, 2011 by and among the registrant, AFH Merger Sub, Inc., AFH Holding and Advisory, LLC, and Emmaus Medical, Inc. (incorporated by reference from Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011).
3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on February 1, 2008).
3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on February 1, 2008).
3.2(a)	Amendment No. 1 to the Company's Bylaws (incorporated by reference from Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2013).
3.3
Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May 3, 2011 (incorporated by reference from Exhibit 3.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
3.4
Certificate of Ownership and Merger effecting the name change to Emmaus Life Sciences, Inc. filed with the Delaware Secretary of State on September 14, 2011 (incorporated by reference from Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2011).
4.1	Form of Warrant (incorporated by reference from Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
4.2
Convertible Promissory Note (Cash Interest) dated March 14, 2011 (incorporated by reference from Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
4.3
Form of Convertible Note (No Interest) entered into with the persons indicated in Schedule A attached to the Form of Convertible Note (incorporated by reference from Exhibit 4.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
4.4
Convertible Promissory Note (2-5 Years) dated January 12, 2009 (incorporated by reference from Exhibit 4.4 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

Exhibit No.	Exhibit Description
4.5	Convertible Promissory Note (Cash Interest) dated November 23, 2010 (incorporated by reference from Exhibit 4.5 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).
4.6	Specimen Certificate of Common Stock.
4.7
Form of Warrant issued to the individuals listed in Schedule A thereto (incorporated by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).
4.8	Warrant dated August 31, 2011 issued by the registrant to Gregoire De Rothschild.
4.9	Amendment No. 1 dated January 9, 2012 to Warrant dated August 31, 2011 issued by the registrant to Gregoire De Rothschild.
4.10
Warrant dated October 5, 2011 issued to MLPF&S Cust. FBO Willis C. Lee (incorporated by reference to Exhibit 4.8 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).
4.11	Warrant dated January 17, 2012 issued by the registrant to Hope International Hospice, Inc.
4.12	Form of Warrant issued by the registrant to the persons indicated in Schedule A attached to the Form of Warrant.
4.13	Warrant issued by the registrant to the persons indicated in Schedule A attached to the Form of Warrant.
4.14	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A.
4.15	Warrant dated February 29, 2012 issued to Henry McKinnell.
4.16	Form of Promissory Note issued by the registrant to the persons (Tran) indicated in Schedule A.
4.17	Form of Convertible Promissory Note issued by the registrant to the persons (Hasegawa and Downey) indicated in Schedule A.
4.18
Form of Warrant issued by the registrant to Yutaka Niihara (incorporated by reference to Exhibit 4.9 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).
4.19
Form of Warrant issued by the registrant to Suh Yung Min (incorporated by reference to Exhibit 4.10 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).
4.20
Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).
4.21
Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

Exhibit No.	Exhibit Description
4.22	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).
4.23
Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).
4.24
Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).
4.25
Convertible Promissory Note, dated April 3, 2013, issued by the registrant to Yoshiko & Yuki Takemoto (incorporated by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).
4.26
Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).
4.27
Convertible Promissory Note, dated May 1, 2013, issued by the registrant to Paul Terasaki (incorporated by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).
4.28
Warrant issued by the registrant to Paul Terasaki (incorporated by reference to Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).
4.29
Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).
4.30
Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).
4.31
Convertible Promissory Note, dated July 11, 2013, issued by the registrant to Yung Ming Suh (incorporated by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).
4.32
Convertible Promissory Note, dated July 18, 2013, issued by the registrant to the Takemoto Family (incorporated by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).
4.33
Convertible Promissory Note, dated October 5, 2013, issued by the registrant to MLPF&S Cust FBO Willis Lee (incorporated by reference to Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

Exhibit No.	Exhibit Description
4.34	Convertible Promissory Note, dated October 10, 2013, issued by the registrant to The Shitabata Family Trust (incorporated by reference to Exhibit 4.6 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).
4.35	Convertible Promissory Note dated June 29, 2011 issued by the registrant to Yasushi Nagasaki.
4.36	Form of Convertible Promissory Note (1 Year Cash Interest) issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory.
4.37	Convertible Promissory Note dated July 11, 2011 issued by the registrant to Suh Yung Min.
4.38	Form of Convertible Promissory Note (On Demand Up to 1 Year) issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory.
4.39
Loan Agreement dated June 9, 2011 by and between Emmaus Medical, Inc. and Equities First Holdings, LLC (incorporated by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011).
4.40
Pledge Agreement dated June 9, 2011 by and between Emmaus Medical, Inc. and Equities First Holdings, LLC (incorporated by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011).
4.41
Convertible Promissory Notes issued by the registrant to The Shitabata Family Trust on September 29, 2011 and October 3, 2011 (incorporated by reference to Exhibit 4.6 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).
4.42
Convertible Promissory Note dated October 5, 2011 issued by the registrant to MLPF&S Cust. FBO Willis C. Lee (incorporated by reference from Exhibit 4.7 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).
4.43	Convertible Promissory Note, dated February 10, 2012, issued by the registrant to Tracey and Mark Doi.
4.44
Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A (incorporated by reference from Exhibit 4.22 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013).
4.45
Promissory Note dated December 5, 2012 issued by the registrant to Dr. Yutaka Niihara (incorporated by reference from Exhibit 4.23 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013).
4.46
Promissory Note dated December 26, 2012 issued by the registrant to For Days Co. Ltd. (incorporated by reference from Exhibit 4.24 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013).
4.47	Convertible Promissory Note dated January 12, 2014 issued by the registrant to Shigeru Matsuda.
4.48	Form of Promissory Note issued by the registrant to the persons (Matsuda and Uehara) indicated in Schedule A.

Exhibit No.	Exhibit Description
10.1+	Amended and Restated 2011 Stock Incentive Plan (incorporated by reference from Annex A to the registrant's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 21, 2013).
10.1(a)+
Form of Incentive Stock Option Agreement (Time-based and Performance-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(a) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.1(b)+
Form of Incentive Stock Option Agreement (Time-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(b) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.1(c)+
Form of Non-Qualified Stock Option Agreement (Time-based and Performance-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(c) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.1(d)+
Form of Non-Qualified Stock Option Agreement (Time-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(d) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.1(e)+
Form of Restricted Stock Agreement (Time-based and Performance-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(e) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.1(f)+
Form of Restricted Stock Agreement (Time-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(f) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.2
License Agreement dated as of March 7, 2001 by and between Harbor-UCLA Research and Education Institute and Orphan Drug International, L.L.C (i.e. Emmaus Medical, Inc.) and corresponding Addendum to the License Agreement entered into December 19, 2003 between Harbor-UCLA Research and Education Institute and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.4 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).
10.3
Assignment and Transfer Agreement dated as of February 1, 2011 by and among Cato Holding Company, Nutritional Restart Pharmaceutical Limited Partnership and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.8 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.4
Joint Research and Development Agreement dated as of April 8, 2011 by and between Emmaus Medical, Inc. and CellSeed, Inc. (incorporated by reference from Exhibit 10.10 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.4(a)	Addendum to the Joint Research and Development Agreement effective August 8, 2011.

Exhibit No.	Exhibit Description
10.5	Individual Agreement dated as of April 8, 2011 by and between Emmaus Medical, Inc. and CellSeed, Inc. (incorporated by reference from Exhibit 10.11 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.6+
Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., MPH (incorporated by reference from Exhibit 10.12 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.7+
Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Willis C. Lee (incorporated by reference from Exhibit 10.13 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.8+
Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Lan T. Tran (incorporated by reference from Exhibit 10.14 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.9+
Employment Agreement dated as of April 8, 2011 by and between Emmaus Medical, Inc. and Yasushi Nagasaki (incorporated by reference from Exhibit 10.15 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.10+
Form of Indemnification Agreement and List of Officers and Directors (incorporated by reference from Exhibit 10.20 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.11
Trademark Assignment dated as of February 14, 2011 by and between Cato Research Ltd. and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.23 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).
10.12
Letter of Intent by and between Ajinomoto Company and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.24 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).
10.13	Promissory Note dated January 17, 2012 issued by the registrant to Hope International Hospice, Inc.
10.14+
Employment Agreement dated as of April 2, 2012 by and between the registrant and Peter Ludlum (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2012).
10.15	Promissory Note dated February 10, 2012 issued by the registrant to Lan T. Tran.
10.16	Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A.
10.17
Form of Subscription Agreement dated September 11, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013).
10.18
Form of Warrant issued to the Investors (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013).

Exhibit No.	Exhibit Description
10.19	Agreement dated September 11, 2013 by and among the Company, Dr. Yutaka Niihara, TRW and Sarissa (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013).
10.20	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013).
10.21
Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012).
10.22
Form of Promissory Note issued by the registrant to Hope International Hospice, Inc. on the dates and in the amounts indicated in Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).
10.23
Promissory Note, dated June 28, 2013, issued by the registrant to For Days Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).
10.24
Share Cancellation Agreement dated as of April 21, 2011 by and between the registrant and AFH Holding and Advisory, LLC (incorporated by reference from Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.25
Registration Rights Agreement dated as of May 3, 2011 by and among the registrant and the individuals listed on Schedule A thereto (incorporated by reference from Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.26	Amendment and Waiver No. 1 to Registration Rights Agreement dated as of March 6, 2012 by and among the registrant and the individuals listed on Schedule A thereto.
10.27	Amended and Restated Letter of Intent by and between the registrant and AFH Holding & Advisory LLC dated September 30, 2011.
10.28
Office Lease, dated March 12, 2008, by and between Emmaus Medical, Inc. and 20655 S. Western Avenue, LLC (incorporated by reference from Exhibit 10.6 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).
10.28(a)	Office Lease extension, dated November 4, 2013, by and between Emmaus Medical, Inc. and 20655 S. Western Avenue, LLC.
10.29
Services Agreement dated as of March 16, 2004 by and between Emmaus Medical, Inc. and ClinDatrix, Inc. (incorporated by reference from Exhibit 10.25 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 18, 2011).
10.30	Promissory Note dated June 21, 2011 issued by the registrant to Yutaka Niihara, M.D., MPH.

Exhibit No.	Exhibit Description
10.31	Form of Promissory Note for the two notes issued to Yoko Hagiike on the dates and in the principal amounts indicated in Schedule A attached to the Form of Promissory Note.
10.32
Promissory Note dated as of January 12, 2011 by and between Emmaus Medical, Inc. and Hope International Hospice, Inc. (incorporated by reference from Exhibit 10.19 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.33	Form of Warrant issued by the registrant to the persons indicated in Schedule A attached to the Form of Warrant.
10.34	Form of Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Promissory Note.
10.35
Federal Supply Schedule Contract Award dated December 8, 2010 by and between the United States Department of Veterans Affairs and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.5 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).
10.36
Promissory Note dated as of January 12, 2009 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., MPH (incorporated by reference from Exhibit 10.16 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.37
Promissory Note dated as of April 23, 2009 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., MPH (incorporated by reference from Exhibit 10.17 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
10.38
Promissory Note dated as of January 12, 2011 by and between Emmaus Medical, Inc. and Willis C. Lee (incorporated by reference from Exhibit 10.18 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).
21.1	List of Subsidiaries.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+
Designates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California, on May 8, 2014.

Emmaus Life Sciences, Inc.
By:	/s/ YUTAKA NIIHARA
	Name:	Yutaka Niihara, MD, MPH
	Title:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ YUTAKA NIIHARA Yutaka Niihara, M.D., MPH	President and Chief Executive Officer (Principal Executive Officer) and Director	May 8, 2014
/s/ PETER LUDLUM Peter Ludlum	Chief Financial Officer (Principal Financial and Accounting Officer)	May 8, 2014
/s/ HENRY A. MCKINNELL, JR. Dr. Henry A. McKinnell, Jr.	Chairman of the Board	May 8, 2014
/s/ WILLIS C. LEE Willis C. Lee	Director	May 8, 2014
/s/ TRACEY C. DOI Tracey C. Doi	Director	May 8, 2014
/s/ MAURICE J. DEWALD Maurice J. DeWald	Director	May 8, 2014

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Emmaus Life Sciences, Inc.:

        We have audited the accompanying consolidated balance sheets of Emmaus Life Sciences, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emmaus Life Sciences, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has significant amounts of debt due within a year, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

(signed) KPMG LLP
San Diego, California May 8, 2014

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2013	December 31, 2012
		Refer to Note 2
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,638,600	$402,823
Accounts receivable	35,237	80,279
Inventories, net	239,009	203,389
Marketable securities	162,564	—
Prepaid expenses and other current assets	81,046	62,833

Total current assets	4,156,456	749,324

PROPERTY AND EQUIPMENT, net	26,120	38,769

OTHER ASSETS
Marketable securities, pledged to creditor	686,090	561,521
Intangibles, net	1,107,143	1,321,429
Notes receivable	—	18,000
Deposits	137,900	195,197

Total other assets	1,931,133	2,096,147

Total Assets	$6,113,709	$2,884,240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,283,446	$2,560,278
Due to related party	394,446	394,446
Dissenting stockholders payable	125,000	200,000
Notes payable, net	1,765,070	867,710
Notes payable to related parties, net	925,641	3,071,331
Convertible notes payable, net	4,802,472	3,986,828
Convertible notes payable to related parties, net	560,706	640,867

Total current liabilities	10,856,781	11,721,460

LONG-TERM LIABILITIES
Derivative liabilities	5,928,000	—
Notes payable, net	200,000	700,000
Convertible notes payable, net	2,966,588	1,106,035

Total long-term liabilities	9,094,588	1,806,035

Total Liabilities	19,951,369	13,527,495

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock—par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock—par value $0.001 per share, 100,000,000 shares authorized, 29,228,306 and 24,878,436 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively (both excluding 47,178 shares held by stockholders who exercised dissenters' rights).	29,228	24,878
Additional paid-in capital	35,669,291	25,076,813
Accumulated other comprehensive income	262,683	(12,432)
Accumulated deficit	(49,798,862)	(35,732,514)

Total Stockholders' Deficit	(13,837,660)	(10,643,255)

Total Liabilities & Stockholders' Deficit	$6,113,709	$2,884,240

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012
		Refer to Note 2
REVENUES, Net	$390,911	$543,058
COST OF GOODS SOLD	196,395	183,673

GROSS PROFIT	194,516	359,385

OPERATING EXPENSES
Research and development	2,436,585	2,966,583
Selling	516,599	402,601
General and administrative	10,078,954	8,022,326
Transaction costs	1,014,019	—

	14,046,157	11,391,510

LOSS FROM OPERATIONS	(13,851,641)	(11,032,125)

OTHER INCOME (EXPENSE)
Gain on debt extinguishment	—	300,312
Realized gain (loss) on securities available-for-sale	399,068	(24,490)
Gain on derecognition of accounts payable	341,361	—
Change in fair value of derivative liabilities	932,000	—
Interest and other income	103,987	37,649
Interest expense	(2,173,561)	(3,422,220)

	(397,145)	(3,108,749)

LOSS BEFORE INCOME TAXES	(14,248,786)	(14,140,874)
INCOME TAXES (BENEFIT)	(182,438)	7,246

NET LOSS	(14,066,348)	(14,148,120)
COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on securities available-for-sale	293,774	(259,725)
Unrealized foreign translation	(18,660)	(5,119)

COMPREHENSIVE LOSS	$(13,791,234)	$(14,412,964)

NET LOSS PER COMMON SHARE	$(0.53)	$(0.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	26,585,578	24,482,759

The accompanying notes are an integral part of these financial statements

EMMAUS LIFE SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2011 TO DECEMBER 31, 2012

	Common stock—par value $0.001 per share, 100,000,000 shares authorized
				Accumulated Other Comprehensive Income (Loss)
	Shares	Common Stock	Additional Paid-in Capital		Accumulated Deficit	Total
Balance, December 31, 2011	24,393,461	$24,394	$18,332,508	$252,413	$(21,584,394)	$(2,975,079)
Warrants issued in conjunction with convertible note	—	—	175,961	—	—	175,961
Warrants issued in conjunction with promissory note	—	—	1,485,835	—	—	1,485,835
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	256,761	—	—	256,761
Discount on noninterest bearing convertible note	—	—	25,562	—	—	25,562
Share-based compensation	—	—	3,181,360	—	—	3,181,360
Stock issued as a payment of professional fee	12,787	12	46,021	—	—	46,033
Stock issued for cash	472,188	472	1,572,805	—	—	1,573,277
Realized loss on marketable securities	—	—	—	24,490	—	24,490
Unrealized gain on marketable securities	—	—	—	(284,216)	—	(284,216)
Foreign currency translation effect	—	—	—	(5,119)	—	(5,119)
Net loss	—	—	—	—	(14,148,120)	(14,148,120)

Balance, December 31, 2012	24,878,436	$24,878	$25,076,813	$(12,432)	$(35,732,514)	$(10,643,255)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Continued)
FOR THE PERIOD FROM DECEMBER 31, 2012 TO DECEMBER 31, 2013

	Common stock—par value $0.001 per share, 100,000,000 shares authorized
				Accumulated Other Comprehensive Income (Loss)
	Shares	Common Stock	Additional Paid-in Capital		Accumulated Deficit	Total
Balance, December 31, 2012	24,878,436	$24,878	$25,076,813	$(12,432)	$(35,732,514)	$(10,643,255)
Warrants issued in conjunction with convertible note	—	—	116,831	—	—	116,831
Beneficial conversion feature related to convertible and promissory notes payable	—	—	396,801	—	—	396,801
Equity components of stock and warrant units issued for cash	3,020,501	3,021	586,053	—	—	589,074
Share-based compensation	—	—	5,108,666	—	—	5,108,666
Stock issued as a payment of professional fee	32,840	33	118,191	—	—	118,224
Stock issued for cash	527,284	527	1,889,595	—	—	1,890,122
Conversion of notes payable to common stock	769,245	769	2,626,203	—	—	2,626,972
Loss on extinguishment of debt with related party	—	—	(249,862)	—	—	(249,862)
Realized gain on marketable securities	—	—	—	(399,068)	—	(399,068)
Unrealized gain on marketable securities net of tax	—	—	—	692,843	—	692,843
Foreign currency translation effect	—	—	—	(18,660)	—	(18,660)
Net loss	—	—	—	—	(14,066,348)	(14,066,348)

Balance, December 31, 2013	29,228,306	$29,228	$35,669,291	$262,683	$(49,798,862)	$(13,837,660)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012
		Refer to Note 2
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,066,348)	$(14,148,120)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	235,260	207,598
Interest expense accrued from discount of convertible notes	949,103	2,570,025
Realized gain on marketable securities available-for-sale	(399,068)	24,490
Tax benefit recognized on unrealized gain on marketable securities available-for-sale	(185,713)	—
Gain on debt extinguishment	—	(300,312)
Gain on derecognition of accounts payable	(341,361)	—
Share-based compensation	5,108,666	3,181,360
Change in fair value of derivative liabilities	(932,000)	—
Transaction costs related to private placement	1,014,019	—
Net changes in operating assets and liabilities
Accounts receivable	43,884	(62,893)
Inventory	(50,675)	(11,902)
Prepaid expenses and other current assets	(50,078)	(1,011)
Deposits	55,942	231,776
Accounts payable and accrued expenses	229,331	1,859,601

Net cash flows used in operating activities	(8,389,038)	(6,449,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for license	—	(1,500,000)
Proceeds from sales of investment securities available-for-sale	591,422	—
Purchases of property and equipment	(8,508)	(7,385)

Net cash flows from (used in) investing activities	582,914	(1,507,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	1,541,000	5,273,660
Proceeds from convertible notes payable issued	3,139,941	1,950,470
Due to dissenters	(75,000)	—
Payments of notes payable	(1,505,696)	(391,667)
Payments of convertible notes payable	(365,773)	(350,100)
Proceeds from private placement units, net of transaction costs	6,435,055	—
Proceeds from issuance of common stock	1,890,122	1,573,277

Net cash flows from financing activities	11,059,649	8,055,640

Effect of exchange rate changes on cash	(17,748)	(9,728)

Net increase in cash and cash equivalents	3,235,777	89,139
Cash and cash equivalents, beginning of period	402,823	313,684

Cash and cash equivalents, end of period	$3,638,600	$402,823

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$470,525	$248,880

Income taxes paid	$3,275	$7,246

Non-cash financing activities:
Stock issued as a payment of professional fee	$118,224	$46,033

Conversion of notes payable to common stock	$2,606,100	$—

Conversion of accrued interest payable to common stock	20,872	—

Disposal of pledged marketable securities	$—	$(565,907)

Cancellation of secured debt by transfer of collateral	$—	$841,729

The accompanying notes are an integral part of these financial statements.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements

NOTE 1—DESCRIPTION OF BUSINESS

        Organization—Emmaus Life Sciences, Inc. (the "Company" or "Emmaus"), which is engaged in the discovery, development, and commercialization of treatments and therapies for rare diseases, was incorporated in the state of Delaware on September 24, 2007. Pursuant to an Agreement and Plan of Merger, dated April 21, 2011 (the "Merger Agreement"), by and among the Company, AFH Merger Sub, Inc., a wholly-owned subsidiary of the Company ("AFH Merger Sub"), AFH Holding and Advisory, LLC, and Emmaus Medical, Inc. ("Emmaus Medical"), Emmaus Medical merged with and into AFH Merger Sub with Emmaus Medical continuing as the surviving entity (the "Merger"). Upon the closing of the Merger, the Company changed its name from "AFH Acquisition IV, Inc." to "Emmaus Holdings, Inc." and became the parent company of Emmaus Medical. The Company changed its name from "Emmaus Holdings, Inc." to "Emmaus Life Sciences, Inc." on September 14, 2011.

        Emmaus Medical is a Delaware corporation originally incorporated on September 12, 2003. Emmaus Medical, LLC was organized on December 20, 2000. In October 2003, Emmaus Medical, LLC conducted a reorganization and merged with Emmaus Medical. As a result of the merger, Emmaus Medical acquired the exclusive patent rights for a treatment for sickle cell disease.

        In October 2010, the Company established Emmaus Medical Japan, Inc., a Japanese corporation ("EM Japan") by paying 97% of the initial capital. EM Japan is engaged in the business of trading in nutritional supplements and other medical products and drugs. The results of EM Japan have been included in the consolidated financial statements of the Company since the date of formation. The aggregate formation cost was $52,500. Emmaus Medical acquired the additional 3% of the outstanding shares of EM Japan during the three months ended March 31, 2011 and is now the 100% owner of the outstanding share capital.

        In November 2011, the Company formed Emmaus Medical Europe, Ltd. ("EM Europe"), a wholly owned subsidiary of Emmaus Medical. EM Europe's primary focus is expanding the business of Emmaus Medical in Europe.

        Emmaus, its wholly-owned subsidiary, Emmaus Medical, and Emmaus Medical's wholly-owned subsidiaries, Newfield Nutrition Corporation, EM Japan and EM Europe, are collectively referred to herein as the "Company."

        Stage of Business—Prior to the fourth quarter of 2013, the Company had considered itself a Development Stage Entity in accordance with Accounting Standards Codification (ASC) 915, Development Stage Entities, as defined by the Financial Accounting Standards Board (FASB). In the fourth quarter of 2013, the Company reassessed its status as a development stage entity. The Company had substantially completed development of its primary product as well as completing development of an initial business infrastructure in the fourth quarter of 2013. Therefore, the Company has determined that it is no longer a development stage enterprise, commencing principal operations during the fourth quarter of fiscal 2013. As a result of this change in reporting status, the Company has removed from its financial statements all 'cumulative since inception' financial information that is required by ASC 915.

        Nature of Business—The Company has undertaken the business of developing and commercializing cost-effective treatments and therapies for rare diseases. The Company's primary business purpose is to commercialize its treatment for sickle cell disease ("SCD").

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 1—DESCRIPTION OF BUSINESS (Continued)

        To a lesser extent, the Company is also engaged in the marketing and sale of NutreStore®, which has received FDA approval, as a treatment for Short Bowel Syndrome ("SBS") in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. The Company's indirect wholly-owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. The Company also owns a minority interest in CellSeed, Inc., a Japanese company listed on the Tokyo Stock Exchange, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment.

        The Company also has certain rights to regenerative medicine products owned by CellSeed and is involved in research focused on providing innovative solutions for tissue-engineering through the development of novel cell harvest methods and 3-dimensional living tissue replacement products for "cell sheet therapy" and regenerative medicine and the commercialization of such products.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        Immaterial Corrections of Prior Year Amounts—During the preparation of its consolidated financial statements for the year ended December 31, 2013, the Company identified the following immaterial errors in its consolidated financial statements for the year ended December 31, 2012 which have been corrected in the accompanying consolidated financial statements:

  a)
  The Company incorrectly recognized share-based compensation expense prior to the grant date for stock options awarded to certain employees and consultants. This correction resulted in a $0.3 million reduction of share-based compensation expense for the year ended December 31, 2012. A similar error was identified relating to the Company's condensed consolidated financial statements for the first three quarterly periods of 2013, the effects of which have been addressed in the accompanying consolidated financial statements for the year ended December 31, 2013.

  b)
  In June 2012, the Company incorrectly recorded the gain relating to the settlement of a loan as a gain on marketable securities. This has been corrected to show a gain on debt extinguishment of $300,312 and a realized loss on securities available-for-sale of $24,490, with no change in total net loss for the year ended December 31, 2012.

        We also identified the following immaterial errors in our 2013 quarterly financial statements, the effects of which have been addressed in the accompanying consolidated financial statements for the year ended December 31, 2013:

  a)
  In the quarter ended June 30, 2013, the Company incorrectly accounted for the May 2013 issuance of shares of its common stock to the Company's CEO in exchange for the termination of a promissory note held by the CEO and accrued interest thereon. The remaining unamortized loan discount of $249,861 was originally recorded as interest expense. This has been corrected to report the remaining unamortized loan discount of $249,861 as a debt extinguishment loss between related entities which is recorded as a capital transaction.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  b)
  In the quarter ended June 30, 2013, the Company incorrectly recorded the cancelation of 2,504,249 shares of its common stock held by AFH Advisory, Griffin and the Foundation, and the cancelation of a payment obligation to AFH Advisory in the amount of $394,446. The cancelations had been ordered by the court in connection with a partial summary judgment in the Company's favor in the ongoing litigation against AFH Advisory, as further described in Note 11—Related Party Transactions. While the partial summary judgment in favor of the Company led to the cancelation of 2,504,249 shares of the Company's common stock by the Company's transfer agent on June 28, 2013, the cancelation of such shares and payment obligation is subject to appeal until 30 days after the completion of final court proceedings. The Company has made an adjustment to the accompanying consolidated financial statements for the year ended December 31, 2013 to continue to present these shares as outstanding, and has restored $394,446 to the balance sheet as an amount due to related parties until the right of appeal has lapsed and all contingencies have been resolved.

        Adjustments for these items will also be included in the condensed consolidated financial statements contained in the Company's Quarterly Reports on Form 10-Q for the corresponding periods in 2014.

        Restatement of Financial Statements—In the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2013 filed on May 8, 2014, the Company restated its condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2013 for the following errors which were considered material to the Company's condensed consolidated financial statements, as previously reported in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

        On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant. The aggregate gross purchase price for the units was $6,435,055 after transaction costs. When preparing its consolidated financial statements as of and for the period ended September 30, 2013, the Company determined that the warrants should be classified as a liability-classified derivative. However, the Company incorrectly allocated the value of the transaction between the shares of common stock and the warrants based on their relative value, instead of allocating value first to the warrants to the extent of their fair value, as is required by generally accepted accounting principles, and allocating the residual to the common shares. In addition, the costs of the transaction were incorrectly allocated entirely to the common shares instead of between the common shares and the liability-classified derivative. To correct these errors, the Company restated its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013,which resulted in Derivative Liabilities increasing by $4.1 million and Additional Paid-in Capital decreasing by $3.3 million as of September 30, 2013, and Transaction Costs increasing by $1.0 million and other income related to the Change in Fair Value of Derivative Liabilities increasing by $0.2 million for the three and nine months ended September 30, 2013. These errors did not affect periods prior to the quarter ended September 30, 2013.

        Going concern—The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has had recurring net losses of $14.1million and $14.1 million in 2013 and 2012, respectively. In addition, the Company has a significant amount of notes payable and other obligations due within the next year and is projecting that its operating losses and expected capital needs will exceed its existing cash balances and cash

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expected to be generated from operations for the foreseeable future, including the expected costs relating to the commercialization of the Company's L-glutamine treatment for SCD. In order to meet the Company's expected obligations, management intends to raise additional funds through equity, debt offerings and partnership agreements. However, there can be no assurance that the Company will be able to obtain the additional equity and debt financings or enter into partnership agreements. Therefore, due to the uncertainty of the Company's ability to meet its current operating and capital expenses, there is substantial doubt about the Company's ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recapitalization and change in legal status of entity

        2003 Recapitalization—In October 2003, Emmaus Medical acquired substantially all of the assets of Emmaus Medical, LLC. The stockholders of Emmaus Medical were substantially the same as the members of Emmaus Medical, LLC. As such, the transaction was accounted for as a transfer of assets between entities under common control pursuant to accounting standards codification 805, Business Combinations.

        The effect of the recapitalization was to retroactively present the stockholders' equity of Emmaus Medical, Inc. (the surviving entity) to the earliest period presented in the financial statements. This recapitalization had no effect on results of operations for any period presented. Also, concurrent with the recapitalization, Emmaus Medical changed its legal status from a Limited Liability Company to a "C" Corporation. In connection with this change, deficits accumulated in the Limited Liability Company were transferred to additional paid in capital.

        2011 Merger—Pursuant to the Merger Agreement, Emmaus Medical merged with and into AFH Merger Sub with Emmaus Medical continuing as the surviving entity (the "Merger").

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

        Four stockholders exercised their dissenters' rights in connection with the Merger and returned an aggregate of 47,178 shares for an aggregate of $200,000. The shares were cancelled as of May 3, 2011, the closing date of the Merger and recorded as a current liability as of that date.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For accounting purposes, the Merger transaction was accounted for as a reverse merger. The transaction has been treated as a recapitalization of Emmaus Medical and its subsidiaries. This resulted in Emmaus Life Sciences, Inc. (the legal acquirer of Emmaus Medical and its subsidiaries) being considered the accounting acquire, and Emmaus Medical, whose management took control of Emmaus Life Sciences, Inc. (the legal acquiree of Emmaus Medical), being considered the accounting acquirer.

        Principles of consolidation—The consolidated financial statements include the accounts of the Company (and its wholly-owned subsidiary, Emmaus Medical, Inc., and Emmaus Medical's wholly-owned subsidiaries, Newfield Nutrition Corporation, EM Japan and EM Europe). All significant intercompany transactions have been eliminated.

        Estimates—Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management has estimated the useful lives of equipment and other assets, along with the variables used to calculate the valuation of stock options and warrants using the Black-Scholes-Merton option valuation model. Actual results could differ from those estimates.

        In addition, the initial value of the derivative liability as of September 11, 2013 and the change in fair value of the derivative liability as of December 31, 2013 were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future.

        Cash and cash equivalents—Cash and cash equivalents include short-term securities with original maturities of less than ninety days. The Company maintains its cash and cash equivalents at insured financial institutions, the balances of which may, at times, exceed federally insured limits. Management believes that the risk of loss due to the concentrations is minimal.

        Inventories—Inventories as of December 31, 2013 are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-glutamine for the Company's AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

        All of the inventory purchases during the year ended December 31, 2013 were from two vendors and in 2012 were from one vendor.

	December 31,
Inventory by category	2013	2012
Raw materials and components	$20,700	$—
Work-in-process	68,887	—
Finished goods	149,422	203,389

Total	$239,009	$203,389

        Deposits—Carrying value of amounts transferred to third parties for security purposes that are expected to be returned or applied towards payment after one year or beyond the operating cycle, if longer, are recorded as deposits. Deposit amounts consist of retainer payments for professional

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

services, amounts paid to the Company's contract research organization for FDA Phase 3 clinical trial activities and security deposits for its offices.

        Revenue recognition—Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured.

        With prior written approval of the Company, in certain situations, product is returnable only by its direct customers for a returned goods credit, for product that is expired, damaged in transit, or which is discontinued, withdrawn or recalled.

        The Company estimates its sales returns based upon its prior sales and return history and accrues a Sales Return Allowance at the time of sale. Historically, sales returns have been immaterial. The Company pays royalties on an annual basis based on existing license arrangements. These royalties are recognized as cost of goods sold upon sale of the products.

        Allowance for doubtful accounts—The Company provides an allowance for uncollectible accounts based upon prior experience and management's assessment of the collectability of existing specific accounts.

        Advertising cost—Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2013 and 2012 were $240,743 and $172,359, respectively.

        Property and equipment—Leaseholds, furniture, and fixtures are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

        Intangibles—The Company's intangible assets include license issue fees and patent costs relating to a license agreement (Note 4). These intangible assets are amortized over a period of 3 to 7 years, the estimated legal life of the patents and economic life of the license agreements. The intangible assets are assessed by management for potential impairment on an annual basis. No impairment existed as of December 31, 2013 and December 31, 2012.

        Impairment of long-lived assets    The Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.

        If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset's carrying amount and its fair value, and the impairment is charged to consolidated statement of comprehensive loss in the period in which the long-lived asset impairment is determined to have occurred.

        The Company has determined that no impairment of the carrying value of its long-lived assets existed at December 31, 2013 and 2012.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

        Research and development—Research and development consists of expenditures for the research and development of new products and technologies, which primarily involve contract research, payroll-related expenses, and other related supplies. Research and development costs are expensed as incurred. Intangible assets acquired for research and development purposes are capitalized if they have alternative future use.

        Share-based compensation—The Company recognizes compensation cost for share-based compensation awards over the service term of the recipients of the share-based awards. The fair value of share-based compensation is calculated using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is derived from historical data on awards exercised and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate on the grant date that corresponds to the expected term of the award. The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies. These factors could change, affecting the determination of stock-based compensation expense in future periods.

        Income taxes—The Company accounts for income taxes under the asset and liability method, wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through the generation of future taxable income for the related jurisdictions.

        For balance sheet presentation, current deferred tax assets and liabilities within each tax jurisdiction have been offset and presented as a single amount and non-current deferred tax assets and liabilities within each tax jurisdiction have been offset and presented as a single amount.

        When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2013, the Company had no

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

        As of December 31, 2013, all federal tax returns since 2010 and state tax returns since 2009 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

        Comprehensive income (loss)—Comprehensive income (loss) includes net loss and other comprehensive income (loss). The items of other comprehensive income (loss) for the Company are unrealized gains and losses on marketable securities classified as available-for-sale and foreign translation adjustments relating to its subsidiaries. When the Company realizes a gain or loss on securities available-for-sale for which an unrealized gain or loss was previously recognized, a corresponding reclassification adjustment is made to remove the unrealized gain or loss from accumulated other comprehensive income and reflect the realized gain or loss in current operations.

        Marketable securities—Investment securities as of December 31, 2013 and December 31, 2012 are as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed, Inc. securities are the only marketable security the Company currently carries on its books. The Company's marketable securities consist of 48,550 shares of CellSeed stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed's IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010. As of December 31, 2013 and December 31, 2012, the closing price per share was 1,840 Yen and 661 Yen, respectively.

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

        During the fourth quarter of 2013, the Company sold 25,000 of the shares released from Mitsubishi in open market transactions for $591,422. As of December 31, 2013, 9,300 shares of CellSeed stock are classified as a current asset, as they are available for sale by the Company. The remaining 39,250 shares of CellSeed stock are pledged against the note, which is due in 2016, and are classified as marketable securities, pledged to creditor. As of December 31, 2012, 100% of the investment in CellSeed is classified as a long term asset in the accompanying balance sheet as the entire investment was assigned as collateral to secure the $500,000 convertible note issued to Mitsubishi.

        Gain on derecognition of accounts payable—The Company derecognizes accounts payable and records gain when the related contractual obligation is discharged, cancelled or expired. During the year ended December 31, 2013, the Company recorded a total of $341,361 as a gain on derecognition of accounts payable due to reaching a settlement with a creditor in regards to the amounts owed relating to services provided to the Company.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Foreign Currency Translation—The Company's reporting currency is the U.S. dollar. The yen and the euro are the functional currencies of its subsidiaries, EM Japan and EM Europe, respectively, as they are the primary currencies within the economic environments in which EM Japan and EM Europe operate. Assets and liabilities of their operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are reported in other comprehensive income or loss.

        Financial Instruments—Financial instruments included in the financial statements are comprised of cash and cash equivalents, short-term and long-term available-for-sale investments, accounts receivable, derivative financial instruments, accounts payable, certain accrued liabilities, convertible notes, promissory notes, due to related party, dissenting stockholders payable, contingent consideration and other contingent liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, due to related party, and dissenting stockholders payable approximate their fair values due to the short-term nature of those instruments.

        Fair value measurements—The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures fair value under a framework that provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

        The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at December 31, 2013.

        The fair value of the Company's debt instruments is not materially different from their carrying values as presented. The fair value of the Company's convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company issued stock purchase warrants in conjunction with its September 2013 private placement (see Note 7) that are accounted for as derivative instruments whose fair market value is determined using Level 3 inputs. These inputs include expected term and expected volatility.

        The Company did not have any Level 3 financial assets or liabilities measured at fair value at December 31, 2012.

        The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during 2013:

Derivative Instruments— Stock Purchase Warrants
Balance at December 31, 2012	$—
Fair value at issuance date	6,860,000
Change in fair value included in the statement of comprehensive loss	(932,000)

Balance at December 31, 2013	$5,928,000

        The initial value of the derivative liability as of September 11, 2013 and the change in fair value of the derivative liability as of December 31, 2013 were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. The values as of September 11, 2013 and December 31, 2013 were calculated based on the following assumptions:

	December 31, 2013	Initial Value
Risk-free interest rate	1.75%	1.72%
Expected volatility (peer group)	63.20%	72.40%
Expected life (in years)	4.70	5.00
Expected dividend yield	—	—
Number outstanding	3,020,501	3,020,501
Fair value at issue date	$6,860,000	$6,860,000

        Debt and Related Party Debt—The Company accounts for the proceeds from the issuance of convertible notes payable with detachable stock purchase warrants and embedded conversion features in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-20, Debt with Conversion and Other Options. Under FASB ASC 470-20, the proceeds from the issuance of a debt instrument with detachable stock purchase warrants shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is accounted for as additional paid-in capital and the remaining proceeds are allocated to the debt instrument which resulted in a discount to debt which is amortized and charged as interest expense over the term of the note agreement. Additionally, pursuant to FASB ASC 470-20, the intrinsic value of

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the embedded conversion feature of the convertible notes payable is included in the discount to debt and amortized and charged to interest expense over the life of the note agreement.

Type of Loan	Term of Loan	Annual Interest Rate	Original Loan Principal Amount	Conv. Rate	Beneficial Conversion Discount Amount	Warrants	Strike Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2012 Convertible note payable	Due on demand up to 1 year	8% to 10%	$2,794,187	$3.30 to $3.60	$256,761	86,573	$1.00 to75% of FMV	$175,961	15.4% to 101.0%
2013 Convertible note payable	1 to 2 years	10%	3,079,666	$3.30	396,801	50,000	$3.30	116,831	19.1% to 61.6%
2012 Notes payable	Due on demand up to 2 years	1% to 11%	2,641,768	NA	—	1,381,020	$1.00 to $2.50	1,485,835	54.6% to 67.8%

Total			$8,515,621		$653,562	1,517,593		$1,778,627

        Related party notes are disclosed as separate line items in the Company's balance sheet presentation.

        Net loss per share—In accordance with FASB ASC Topic 260, "Earnings per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is computed similar to the basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2013 and 2012, there were 13,416,768 and 6,403,922 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

Recent accounting pronouncements

        In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective for reporting periods beginning after December 15, 2012. Other than a change in presentation, the adoption of these amendments to the accounting guidance did not have a material impact on the Company's consolidated financial position or results of operations.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 3—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at:

	December 31, 2013	December 31, 2012
Equipment	$128,343	$120,603
Leasehold improvements	23,054	23,054
Furniture and fixtures	52,269	52,269

	203,666	195,926
Less: accumulated depreciation	(177,546)	(157,157)

Total	$26,120	$38,769

        During the years ended December 31, 2013 and 2012, depreciation expense was $20,974 and $30,197, respectively.

NOTE 4—INTANGIBLE ASSETS

        The Company is licensed to market and sell NutreStore® [L-glutamine powder for oral solution] as a treatment for short bowel syndrome ("SBS").

        In April 2011, the Company entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, an addendum to the Research Agreement. Pursuant to the Individual Agreement, CellSeed granted the Company the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell-Sheet ("CAOMECS") for the cornea in the United States and agreed to disclose its accumulated information package for the joint development of CAOMECS to us. Under the Individual Agreement, the Company agreed to pay CellSeed $1.5 million, which it paid in February 2012. The technology acquired under the Individual Agreement is being used to support an ongoing research and development project and management believes the technology has alternative future uses in other future development initiatives.

        Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products. Under the Research Agreement, as supplemented by the addendum, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed's delivery of the accumulated information package ,as defined in the Research Agreement, to Emmaus and Emmaus providing written confirmation of its acceptance of the complete Package, which has not yet been completed as of December 31, 2013.

        The Company has estimated the economic life of the CAOMECS produced in connection with the CellSeed Research and Individual Agreement at seven years. The determination of this life is based in part on the Company's estimate of economic useful life and the time period in which the Company may enjoy an advantage over competing technologies and techniques. Key reasons for a useful life shorter than the life of a patent include: (i) the patents related to this technology are yet to be approved, (ii) potential redundancy with similar medication/device due to changes in market preferences, (iii) uncertainty of regulatory approval and (iv) potential development of new treatments for the same disease.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 4—INTANGIBLE ASSETS (Continued)

        Intangible assets consisted of the following at:

	December 31, 2013	December 31, 2012
License fees and patent filing costs	$2,250,000	$2,250,000
Less: accumulated amortization	(1,142,857)	(928,571)

Total	$1,107,143	$1,321,429

        During the years ended December 31, 2013 and 2012, amortization expense was $214,286 and $178,571, respectively.

        As of December 31, 2013 estimated aggregate amortization expense for the next five years is as follows:

Year ending December 31	Amount
2014	$214,286
2015	214,286
2016	214,286
2017	214,286
2018	214,286
Thereafter	35,713

Total	$1,107,143

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following at:

	December 31, 2013	December 31, 2012
Accounts payable
Clinical trial management expenses	$270,694	$527,868
Legal expenses	178,119	609,823
Other vendors	386,847	619,886

Subtotal	835,660	1,757,577
Accrued interest payable, related parties	195,051	64,550
Accrued interest payable	473,356	246,843
Accrued expenses	294,379	89,641
Deferred salary	485,000	401,667

Total accounts payable and accrued expenses	$2,283,446	$2,560,278

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 6—NOTES PAYABLE

        Notes payable consisted of the following at December 31, 2013:

Year Issued	Interest rate range	Term of Notes	Conv. Price	Principal Outstanding December 31, 2013	Discount Amount December 31, 2013	Carrying Amount December 31, 2013	Shares Underlying Principal as of December 31, 2013	Principal Outstanding December 31, 2012	Discount Amount December 31, 2012	Carrying Amount December 31, 2012	Shares Underlying Principal as of December 31, 2012
Convertible notes payable
2009	6.5%	5 years	$3.05	$254,460	$—	$254,460	83,366	$294,355	$—	$294,355	96,436
2010	0 ~ 6.0%	5 years	$3.05	74,000	8,308	65,692	24,248	74,000	13,420	60,580	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2012	10%	Due on demand ~ 2 years	$3.30 ~$3.60	251,100	—	251,100	71,000	4,307,107	69,179	4,237,928	1,241,925
2013	10%	Due on demand ~ 2 years	$3.30 ~$3.60	6,913,606	215,798	6,697,808	1,998,215	—	—	—	—

				$7,993,166	$224,106	$7,769,060	2,340,638	$5,175,462	$82,599	$5,092,863	1,526,418

		Current		$4,955,868	$153,396	$4,802,472	1,438,033	$4,056,007	$69,179	$3,986,828	1,170,922
		Non-current		$3,037,298	$70,710	$2,966,588	902,605	$1,119,455	$13,420	$1,106,035	355,496
Convertible notes payable—related party
2012	10%	Due on demand	$3.30	$373,000	$—	$373,000	113,030	$388,800	$17,084	$371,716	117,819
2013	10%	1 year	$3.60	187,706	—	187,706	52,141	278,642	9,491	269,151	77,403

				$560,706	$—	$560,706	165,171	$667,442	$26,575	$640,867	195,222

		Current		$560,706	$—	$560,706	165,171	$667,442	$26,575	$640,867	195,222
Notes payable
2012	2% ~ 11%	Due on demand ~ 2 years	NA	$833,335	$18,265	$815,070	—	$1,782,060	$214,350	$1,567,710	—
2013	2% ~ 10%	Due on demand ~ 2 years	NA	1,150,000	—	1,150,000	—	—	—	—	—

				$1,983,335	$18,265	$1,965,070	—	$1,782,060	$214,350	$1,567,710	—

		Current		$1,783,335	$18,265	$1,765,070	—	$1,082,060	$214,350	$867,710	—
		Non-current		$200,000	$—	$200,000	—	$700,000	$—	$700,000	—
Notes payable—related party
2009	6.5%	Due on demand	NA	$—	$—	$—	—	$272,800	$—	$272,800	—
2011	8%	2 years	NA	—	—	—	—	200,000	—	200,000	—
2012	1% ~ 11%	Due on demand ~ 2 years	NA	880,062	4,421	875,641	—	3,207,133	608,602	2,598,531	—
2013	8%	Due on demand	NA	50,000	—	50,000	—	—	—	—	—

				$930,062	$4,421	$925,641	—	$3,679,933	$608,602	$3,071,331	—

		Current		$930,062	$4,421	$925,641	—	$3,679,933	$608,602	$3,071,331	—

		Grand Total		$11,467,269	$246,792	$11,220,477	2,505,809	$11,304,897	$932,126	$10,372,771	1,721,640

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 6—NOTES PAYABLE (Continued)

        The average stated interest rate of notes payable as of December 31, 2013 and 2012 was 10% and 8%, respectively. The average effective interest rate of notes payable as of December 31, 2013 and 2012 was 15% and 22%, respectively after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company's common stock at the stated conversion price at any time during the term of their convertible notes. Conversion prices on the convertible notes payable range from $3.05 to $3.60 per share. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	at December 31, 2013
2014	$8,229,971
2015	2,737,298
2016	500,000

Total	$11,467,269

        The Company estimated the total fair value of any beneficial conversion feature and accompanying warrants in allocating the debt proceeds. The proceeds allocated to the beneficial conversion feature were determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of the Company's common stock as of the date of issuance (see Note 2). The fair value of the warrants was determined using the Black-Scholes-Merton option pricing model with the following inputs:

Stock Price	$3.60
Exercise Price	$1.00 ~ $3.60
Term	2 ~ 10 years
Risk-Free Rate	0.30% ~ 2.22%
Dividend Yield	0%
Volatility	99.89% ~ 141.70%

        In situations where the debt included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on the pro-rata fair value.

NOTE 7—STOCKHOLDERS' DEFICIT

        Private Placement—On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit (the "Private Placement"). Each unit consisted of one share of common stock and one common stock warrant for the purchase of an additional share of common stock. The aggregate purchase price for the units was $7,551,253.

        The warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. These warrants may be exercised on a cashless basis after twelve months from the date of issuance if the shares of

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 7—STOCKHOLDERS' DEFICIT (Continued)

common stock underlying the warrant are not registered at the time of exercise. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as a liability-classified derivative instrument, were originally recorded at fair value, and will be adjusted to fair market value each reporting period.

        Stock warrants—During the year ended December 31, 2012, the Company issued warrants in connection with the issuance of convertible notes to purchase an aggregate of 56,573 shares of common stock at a per share exercise price equal to 75% of the per share fair market value of the Company's common stock on the date prior to exercise. During this period, the Company also issued warrants to purchase a total of 1,911,020 shares of common stock at an exercise price of $1.00 per share and 1,000,000 shares of common stock at an exercise price of $2.50 per share. In September 2012, the Company canceled warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share that had previously been issued to a director who advised the Company that he would not be standing for re-election to the board of directors.

        In addition to the warrants issued in connection with the Private Placement discussed above, during the year ended December 31, 2013, the Company issued warrants in connection with the issuance of a convertible note to purchase an aggregate of 50,000 shares of common stock at a per share exercise price equal to $3.30 per share. Also, in December 2013, the warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share that had previously been issued to a director expired.

        A summary of outstanding warrants as of December 31, 2013 is presented below.

	Year ended December 31, 2013	Year ended December 31, 2012
Warrants outstanding, beginning of period	3,408,795	941,202
Granted	3,370,501	2,967,593
Exercised	—	—
Cancelled, forfeited and expired	(500,000)	(500,000)

Warrants outstanding, end of period	6,279,296	3,408,795

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 7—STOCKHOLDERS' DEFICIT (Continued)

	Outstanding
		Weighted Average Remaining Contractual Life (Years)		Exercisable
Exercise Price	Number of Warrants Issued		Weighted Average Exercise Price	Total	Weighted Average Exercise Price
Balance 2011
$1.00	311,038	0.68	$1.00	311,038	$1.00
75% of FMV	331,670	0.68	75% of FMV	331,670	75% of FMV
$3.05	298,494	1.35	$3.05	298,494	$3.05

2011 total	941,202			941,202

During 2012
$1.00	1,411,020	1.05	$1.00	411,020	$1.00
75% of FMV	56,573	1.24	75% of FMV	56,573	75% of FMV
$2.50	1,000,000	1.66	$2.50	1,000,000	$2.50

2012 total	2,467,593			1,467,593

During 2013
$3.50	3,320,501	4.70	$3.50	3,320,501	$3.50
$3.30	50,000	4.33	$3.30	50,000	$3.30

2013 total	3,370,501			3,370,501

        Stock options—Management has valued stock options at their date of grant utilizing the Black-Scholes-Merton Option pricing model. The fair value of the underlying shares was determined based on recent sales of Company shares to third parties. The expected volatility was calculated using the historical volatility of a similar public entity in the industry.

	February 28, 2013	April 2, 2012
Stock price	$3.60	$3.60
Exercise price	$3.60	$3.60
Term	10 years	10 years
Risk-Free Rate	1.89%	2.22%
Dividend Yield	0%	0%
Volatility	119.30%	141.70%

        In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities. The Company was able to find one entity that met the industry criterion and as a result has based its expected volatility off of this company's historical stock prices for a period similar to the expected term of the option.

        The risk—free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options. The expected life of options used was based on the contractual life of the option granted.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 7—STOCKHOLDERS' DEFICIT (Continued)

        During the year ended December 31, 2012, the Company issued 1,150,000 options to its directors and officers. The fair value of these options issued is approximately $3.9 million. These options will be vested equally over 3 years, starting April 2, 2013 and are exercisable at $3.60 per share through 2022. During the year ended December 31, 2012, 12,000 options were canceled or forfeited.

        During the year ended December 31, 2013, the Company's Board of Directors approved 3,305,000 options to its directors, officers, employees and a consultant. While the terms of these grants were communicated to the individuals receiving the grants at the time of Board of Director approval, the actual option grants were not finalized until February 28, 2014. The fair value of these options issued was approximately $10.5 million. Except for 30,000 options, which will be vested in one year, the options will vest equally over 3 years starting February 28, 2014 and are exercisable at $3.60 per share through 2023. The total outstanding options as of December 31, 2013 are 4,504,000 under the 2011 Stock Incentive Plan and 4,515,795 including options issued prior to the 2011 Stock Incentive Plan.

        A summary of outstanding options as of December 31, 2013 is presented below.

		2011 Stock Incentive Plan
	Prior Plan	December 31, 2013	December 31, 2012
Options outstanding, beginning of period	11,795	1,199,000	61,000
Granted	—	3,305,000	1,150,000
Exercised	—	—	—
Cancelled, forfeited and expired	—	—	(12,000)

Options outstanding, end of period	11,795	4,504,000	1,199,000

        Registration Rights—Pursuant to the September 11, 2013 Private Placement, the Company agreed to use its commercially reasonable best efforts to have on file with the Securities and Exchange Commission, within twelve months of September 11, 2013 and at the Company's sole expense, a registration statement ("Registration Statement") to permit the public resale of all of the shares of common stock and shares of common stock underlying the warrants issued to investors in the Private Placement (collectively, the "Registrable Securities"). In the event such Registration Statement includes securities of the Company to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act (a "Public Offering"), and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such Public Offering that the number of Registrable Securities proposed to be sold in such Public Offering is greater than the number of such securities which can be included in such Public Offering without materially adversely affecting such Public Offering, the Company will include in such registration (i) first, any securities the Company proposes to sell, and (ii) second, the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above shall apply until such date as all such shares of common stock and shares of common stock underlying the warrants have been sold by the investors in the Private Placement pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 8—INCOME TAXES

        The provision (benefit) for income taxes consists of the following for the year ended December 31:

		2013	2012
Current	U.S.	$2,550	$3,405
	International	725	3,841
Deferred	U.S.	(185,713)	—
	International	—	—

		$(182,438)	$7,246

        A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

        Deferred tax assets consist of the following as of December 31, 2013 and 2012:

	2013	2012
Net operating loss carryforward	$11,406,675	$9,082,282
General business tax credit	4,737,477	3,519,185
Stock options	2,966,286	1,129,163
Charitable contribution	77,659	70,077
Accrued expenses	236,159	34,060
Deferred compensation	130,633	128,008
Other	120,236	64,088

Total gross deferred tax assets	19,675,125	14,026,863
Less valuation allowance	(19,461,748)	(14,026,863)

Net deferred tax assets	$213,377	$—

        Deferred tax liabilities consist of the following as of December 31, 2013 and 2012:

	2013	2012
Unrealized gain on foreign exchange translation and others	$(29,154)	$—
Unrealized (gain) loss on securities available-for-sale	(184,223)	—

Total deferred tax liability	$(213,377)	$—

        During 2013 and 2012, the valuation allowance increased by $5,434,885 and $6,115,445, respectively.

        As of December 31, 2013 and 2012, the Company had net operating loss carryforwards ("NOL") for federal reporting purposes of approximately $29,107,000 and $23,256,000 which are available to offset future Federal taxable income, if any, through 2033. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $27,602,000 and $21,331,000 respectively, which expire in various years through 2033. The utilization of our net operating losses could be subject to an annual limitation as a result of certain past and future events, such as acquisition or other significant equity events, which may be deemed as a "change in ownership" under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 8—INCOME TAXES (Continued)

limitations could result in the expiration of net operating losses and tax credits before utilization. As of December 31, 2013 and 2012, the Company has general business tax credits of $4,737,000 and $3,519,000, respectively, for federal tax purposes. The tax credits are available to offset future tax liabilities, if any, through 2023.

        The income tax provision differs from that computed using the statutory federal tax rate of 34%, due to the following:

	2013	2012
Tax benefit at statutory federal rate	$(4,844,588)	$(4,807,897)
State taxes, net of federal tax benefit	(532,099)	(706,261)
Increase (decrease) in valuation allowance	5,434,885	6,115,445
Permanent Items	997,820	1,397,123
General business tax credit	(1,218,292)	(1,483,292)
Other	(20,164)	(507,872)

	$(182,438)	$7,246

        As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements. As of December 31, 2013, all federal tax returns since 2010 and state tax returns since 2009 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

NOTE 9—COMMITMENTS AND CONTINGENCIES

        Distribution contract—Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For these services, the Company pays a monthly commercialization management fee of $5,000 with discount.

        Operating leases—The Company leases its office space under operating leases with unrelated entities. The rent expense during the years ended December 31, 2013 and 2012 amounted to $137,147 and $139,302, respectively.

        Future minimum lease payments under the agreements are as follows:

Year	Amount
2014	$97,597
2015	17,195

Total	$114,792

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

        Licensing agreement—The Company licensed certain current and future technology from CellSeed (see Note 4 for further discussion). CellSeed may terminate these agreements with the Company if the Company is unable to make timely payments required under the agreements. At the time the Company entered into the agreements with CellSeed, it left for further negotiation provisions covering how the Company and CellSeed will share any financial results of commercializing any cell sheet engineering regenerative medicine products that it is seeking to develop in collaboration with CellSeed. If the Company is not able to successfully negotiate these terms, its current development and commercialization plans with respect to any of these products would be materially adversely affected.

NOTE 10—AMOUNTS RECLASSIFIED OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

	Unrealized holding gain (loss) on securities available-for-sale	Unrealized Foreign translation	Total
Balance—December 31, 2011	$255,340	$(2,927)	$252,413
Other comprehensive income before reclassifications	(284,216)	(5,119)	(289,335)
Amounts reclassified from accumulated other comprehensive income	24,490	—	24,490

Net current period other comprehensive income	(259,726)	(5,119)	(264,845)

Balance—December 31, 2012	(4,386)	(8,046)	(12,432)
Other comprehensive income before reclassifications	692,843	(18,660)	674,183
Amounts reclassified from accumulated other comprehensive income	(399,068)	—	(399,068)

Net current period other comprehensive income	293,775	(18,660)	275,115

Balance—December 31, 2013	$289,389	$(26,706)	$262,683

All amounts are net of tax.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 11—RELATED PARTY TRANSACTIONS

        The following table sets forth information relating to the Company's loans from related persons outstanding as of December 31, 2013.

Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding as of December 31, 2013	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conv. Price	Shares Underlying Principal as of December 31, 2013
Hope Int'l Hospice(1)	8.00%	1/17/2012	On Demand	$200,000	$200,000	$—	$20,000	NA	NA
Lan T. Tran(2)	11.00%	2/10/2012	2 years(3)	80,000	205,000	125,000	—	NA	NA
Hideki & Eiko Uehara(5)	11.00%	2/15/2012	2 years(3)	133,333	133,333	—	14,433	NA	NA
Hope Int'l Hospice(1)	8.00%	6/14/2012	On Demand	200,000	200,000	—	20,000	NA	NA
Hope Int'l Hospice(1)	8.00%	6/21/2012	On Demand	100,000	100,000	—	10,000	NA	NA
Cuc T. Tran(5)	11.00%	6/27/2012	1 year	10,000	10,000	—	—	NA	NA
Yasushi Nagasaki(2)	10.00%	6/29/2012	On Demand	373,000	388,800	15,800	—	$3.30	113,030
Yutaka Niihara(2)(4)	10.00%	12/5/2012	On Demand	156,730	1,213,700	1,056,970	—	NA	NA
Hope Int'l Hospice(1)	8.00%	2/11/2013	On Demand	50,000	50,000	—	3,000	NA	NA
Hideki & Eiko Uehara(5)	10.00%	9/7/2013	1 year	35,640	35,640	—	—	$3.60	9,900
MLPF&S Cust. FBO Willis C.Lee(2)(4)	10.00%	10/5/2013	1 year	152,066	152,066	—	—	$3.60	42,240

Sub total				$1,490,769	$2,688,539	$1,197,770	$67,433		165,170
Less discount				(4,422)

Total				$1,486,347

(1)
Dr. Niihara, who is the Company's CEO, is also the CEO of Hope International Hospice, Inc.

(2)
Officer

(3)
Due on Demand

(4)
Director

(5)
Family of Officer/Director

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 11—RELATED PARTY TRANSACTIONS (Continued)

        The following table sets forth information relating to the Company's loans from related persons outstanding as of December 31, 2012.

Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding as of December 31, 2012	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Price	Shares Underlying Principal as of December 31, 2012
Yutaka Niihara(2)(4)	6.50%	1/12/2009	On Demand	$272,800	$350,000	$—	$18,763	NA	NA
Hope Int'l Hospice(1)	8.00%	1/12/2011	2 years	200,000	200,000	—	12,000	NA	NA
Hope Int'l Hospice(1)	8.00%	1/17/2012	On Demand	200,000	200,000	—	8,000	NA	NA
Lan T. Tran(2)	11.00%	2/10/2012	2 years(3)	80,000	205,000	125,000	—	NA	NA
Tracey & Mark Doi(4)	8.00%	2/10/2012	1 year	108,000	108,000	—	—	$3.60	30,000
Hideki & Eiko Uehara(5)	11.00%	2/15/2012	2 years(3)	133,333	133,333	—	11,204	NA	NA
Hope Int'l Hospice(1)	8.00%	6/14/2012	On Demand	200,000	200,000	—	—	NA	NA
Hope Int'l Hospice(1)	8.00%	6/21/2012	On Demand	100,000	100,000	—	—	NA	NA
Cuc T. Tran(5)	11.00%	6/27/2012	1 year	10,000	10,000	—	—	NA	NA
Yasushi Nagasaki(2)	10.00%	6/29/2012	On Demand	388,800	388,800	—	—	$3.30	117,818
Yutaka Niihara(2)(4)	1.00%	8/29/2012	1 year	1,270,100	1,270,100	—	—	NA	NA
Hideki & Eiko Uehara(5)	11.00%	9/7/2012	1 year	32,400	32,400	—	—	$3.60	9,000
MLPF&S Cust. FBO Willis C. Lee(2)(4)	10.00%	10/5/2012	1 year	138,242	138,242	—	—	$3.60	38,400
Yutaka Niihara(2)(4)	10.00%	12/5/2012	On Demand	1,213,700	1,213,700	—	—	NA	NA

Sub total				$4,347,375	$4,549,575	$125,000	$49,967	—	195,218
Less discount				$(635,177)

Total				$3,712,198

(1)
Dr. Niihara, who is the Company's CEO, is also the CEO of Hope International Hospice, Inc.

(2)
Officer

(3)
Due on Demand

(4)
Director

(5)
Family of Officer/Director

        Since July 2012 the Company had been engaged in litigation with AFH Advisory, which was the sole stockholder of AFH Acquisition IV immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. In September 2012 AFH Advisory and related parties filed a complaint against the Company in the Superior Court of Delaware. In October 2012 the Company filed counterclaims against the plaintiffs and third-party claims against Amir Heshmatpour. Mr. Heshmatpour is a former officer of AFH Acquisition IV, Inc. (prior to the Merger) and former director of the Company and is the Managing Partner of AFH Advisory. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company in its litigation against AFH Advisory, Griffin Ventures, Ltd. ("Griffin"), The Amir & Kathy Heshmatpour Family Foundation (the "Foundation") and Amir Heshmatpour. The order, among other things, (i) stated that a letter of intent previously entered into between the Company and AFH Advisory (the "Letter of Intent") was properly terminated as of July 19, 2012 by the Company, and (ii) ordered the transfer agent for the Company to effect the cancellation of 2,504,249 shares of the Company's common stock held by AFH Advisory, Griffin and the Foundation. The cancellation of such shares was effected by the Company's transfer agent on June 28, 2013. While no appeal of this ruling has been pursued, if the court's ruling is appealed, it could result in the Company's incurring liabilities and expenses that may have a material adverse effect on its financial condition and cash flows. The cancellation of such shares is subject to appeal until 30 days after the

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 11—RELATED PARTY TRANSACTIONS (Continued)

completion of trial court proceedings. While the partial summary judgment in favor of the Company in this litigation noted above led to the cancellation of 2,504,249 shares of the Company by the transfer agent on June 28, 2013, the Company shall continue to present these shares in its financial statements as outstanding until the right of appeal has lapsed and all contingencies have been resolved. The Company's cause of action for fraud, which was not part of the summary judgment, has not yet been litigated or settled.

NOTE 12—GEOGRAPHIC INFORMATION

        For the years ended December 31, 2013 and 2012, the Company earned revenue from countries outside of the United States as outlined in the table below. The Company did not have any significant currency translation or foreign transaction adjustments during the years ended December 31, 2013 and 2012.

Country	Sales year ended December 31, 2013	% of Total Revenue year ended December 31, 2013	Sales year ended December 31, 2012	% of Total Revenue year ended December 31, 2012
Japan	$171,054	44%	$265,913	49%
Taiwan	63,254	16%	—	0%
South Korea	$12,000	3%	$92,000	17%

NOTE 13—SUBSEQUENT EVENTS

        Subsequent to the year ended December 31, 2013, the Company issued the following:

Notes issued after December 31, 2013	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible note	$254,320	10%	2 years	$3.05
Convertible notes	336,606	10%	On Demand up to 1 year	$3.60
Promissory notes	833,335	11%	2 years	NA
Promissory notes—related party	252,165	11%	On Demand up to 2 years	NA

Total	$1,676,426