Form 10-Q
period 2014-03-31
EMMAUS LIFE SCIENCES, INC.
filed 2014-05-20
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  000-53072

EMMAUS LIFE SCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-2254389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20725 S. Western Avenue, Suite 136, Torrance, California	90501
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The registrant had 26,724,057 shares of common stock, par value $0.001 per share, outstanding as of May 13, 2014.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

 For the Quarterly Period Ended March 31, 2014

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,534,813	$3,638,600
Accounts receivable	27,081	35,237
Inventories, net	252,939	239,009
Marketable securities	100,533	162,564
Prepaid expenses and other current assets	35,489	81,046
Total current assets	1,950,855	4,156,456

PROPERTY AND EQUIPMENT, Net	43,036	26,120

OTHER ASSETS
Marketable securities, pledged to creditor	424,293	686,090
Intangibles, net	1,053,571	1,107,143
Deposits	144,150	137,900
Total other assets	1,622,014	1,931,133
Total Assets	$3,615,905	$6,113,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,398,446	$2,283,446
Due to related party	394,446	394,446
Dissenting stockholders payable	125,000	125,000
Notes payable, net	970,000	1,765,070
Notes payable to related parties, net	825,562	925,641
Convertible notes payable, net	5,608,970	4,802,472
Convertible notes payable to related parties	560,706	560,706
Total current liabilities	10,883,130	10,856,781

LONG-TERM LIABILITIES
Derivative liabilities	8,551,000	5,928,000
Notes payable	1,033,335	200,000
Notes payable to related parties	133,333	—
Convertible notes payable, net	2,262,503	2,966,588
Total long-term liabilities	11,980,171	9,094,588
Total Liabilities	22,863,301	19,951,369

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 29,228,306 and 29,228,306 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	29,228	29,228
Additional paid-in capital	37,322,860	35,669,291
Accumulated other comprehensive income (loss)	(60,259)	262,683
Accumulated deficit	(56,539,225)	(49,798,862)
Total Stockholders’ Deficit	(19,247,396)	(13,837,660)
Total Liabilities & Stockholders’ Deficit	$3,615,905	$6,113,709

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013 (1)

REVENUES, Net	$84,689	$89,560

COST OF GOODS SOLD	46,901	43,985
GROSS PROFIT	37,788	45,575

OPERATING EXPENSES
Research and development	605,040	615,253
Selling	125,931	127,353
General and administrative	2,985,914	2,312,255
	3,716,885	3,054,861

LOSS FROM OPERATIONS	(3,679,097)	(3,009,286)

OTHER INCOME (EXPENSE)
Gain on derecognition of accounts payable	—	341,361
Change in fair value of derivative liabilities	(2,623,000)	—
Interest and other income (loss)	(18,405)	5,642
Interest expense	(417,361)	(604,527)
	(3,058,766)	(257,524)

LOSS BEFORE INCOME TAXES	(6,737,863)	(3,266,810)
INCOME TAXES (BENEFIT)	2,500	(264,612)
NET LOSS	(6,740,363)	(3,002,198)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on securities available-for-sale	(323,828)	424,609
Unrealized foreign translation	886	(1,818)
COMPREHENSIVE LOSS	$(7,063,305)	$(2,579,407)
NET LOSS PER COMMON SHARE	$(0.23)	$(0.12)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,228,306	24,888,018

(1) See Note 2 to condensed consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 31, 2013 TO MARCH 31, 2014

(UNAUDITED)

	Common stock — par value $0.001 per share, 100,000,000 shares authorized		Additional	Accumulated Other
	Shares	Common Stock	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Total

Balance, December 31, 2013	29,228,306	$29,228	$35,669,291	$262,683	$(49,798,862)	$(13,837,660)

Beneficial conversion feature relating to convertible and promissory notes payable	—	—	45,861	—	—	45,861
Share-based compensation	—	—	1,607,708	—	—	1,607,708
Unrealized loss on marketable securities, net of tax	—	—	—	(323,828)	—	(323,828)
Foreign currency translation effect	—	—	—	886	—	886
Net loss	—	—	—	—	(6,740,363)	(6,740,363)

Balance, March 31, 2014	29,228,306	$29,228	$37,322,860	$(60,259)	$(56,539,225)	$(19,247,396)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31,
	2014	2013 (1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,740,363)	$(3,002,198)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	57,708	60,997
Interest expense accrued from discount of convertible note	132,129	343,549
Gain on derecognition of accounts payable	—	(341,361)
Share-based compensation	1,607,708	838,832
Change in fair value of derivative liabilities	2,623,000	—
Tax benefit recognized on unrealized gain on marketable securities available-for-sale	—	(267,162)
Net changes in operating assets and liabilities
Accounts receivable	8,286	35,406
Inventory	(11,711)	34,469
Prepaid expenses and other current assets	46,967	31,776
Deposits	(6,104)	46,457
Accounts payable and accrued expenses	110,366	789,692
Net cash flows used in operating activities	(2,172,014)	(1,429,543)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(21,035)	—
Net cash flows from (used in) investing activities	(21,035)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	48,832	550,000
Proceeds from convertible notes payable issued	38,831	958,014
Payments of notes payable	—	(248,725)
Payments of convertible notes payable	—	(100,000)
Proceeds from issuance of common stock	—	10,800
Net cash flows from financing activities	87,663	1,170,089
Effect of exchange rate changes on cash	1,599	(6,670)

Net increase in cash and cash equivalents	(2,103,787)	(266,124)
Cash and cash equivalents, beginning of period	3,638,600	402,823
Cash and cash equivalents, end of period	$1,534,813	$136,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$48,713	$27,774
Income taxes paid	$2,500	$2,550
Non-cash financing activities:
Stock issued as a payment of professional fee	$—	$29,999
Conversion of notes payable to common stock	$—	$50,000
Conversion of accrued interest payable to common stock	$—	$6,311

(1) See Note 2 to condensed consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Nature of Business — The Company has undertaken the business of developing and commercializing cost-effective treatments and therapies for rare diseases. The Company’s primary business purpose is to commercialize its treatment for sickle cell disease (“SCD”).

To a lesser extent, the Company is also engaged in the marketing and sale of NutreStore®, which has received approval from the Food and Drug Administration, or FDA, as a treatment for Short Bowel Syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. The Company’s indirect wholly-owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. The Company also owns a minority interest in CellSeed, Inc., a Japanese company listed on the Tokyo Stock Exchange, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) as found in the Accounting Standards Codification (‘‘ASC’’) and Accounting Standards Update (‘‘ASU’’) of the Financial Accounting Standards Board (‘‘FASB’’). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2014 and 2013.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2013, and the notes thereto, which are included in the Company’s filings with the Securities and Exchange Commission, or SEC.

Immaterial Corrections of Prior Year Amounts — During the preparation of its consolidated financial statements for the year ended December 31, 2013, the Company determined that it had incorrectly recognized share-based compensation expense prior to the grant date for stock options awarded to certain employees and consultants. The Company has corrected this immaterial error in its accompanying 2013 quarterly financial statements. The impact of this correction resulted in a $0.1 million reduction of share-based compensation expense for the three month period ended March 31, 2013.

The Company also determined that it had not recognized a tax benefit on the unrealized gain on marketable securities in other comprehensive income. The Company has corrected this immaterial error in its accompanying 2013 quarterly financial statements. The impact of this correction resulted in a $0.3 million adjustment to the tax benefit recognized on unrealized gain on marketable securities for the three month period ended March 31, 2013.

Going concern — The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had losses for the three months ended March 31, 2014 totaling $6,740,363. In addition, the Company has a significant amount of notes payable and other obligations due within this year and is projecting that its operating losses and expected capital needs will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future, including the expected costs relating to the commercialization of the Company’s L-glutamine treatment for SCD. In order to meet the Company’s expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. However, there can be no assurance that the Company will be able to complete any additional equity or debt financings or enter into partnership agreements. Therefore, due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation — The condensed consolidated financial statements include the accounts of the Company (and its wholly-owned subsidiary, Emmaus Medical, Inc., and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation, EM Japan and EM Europe). All significant intercompany transactions have been eliminated.

Estimates — Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management has estimated the useful lives of equipment and other assets, along with the variables used to calculate the valuation of stock options and warrants using the Black-Scholes-Merton option valuation model. Actual results could differ from those estimates.

In addition, the initial value of warrants issued by the Company in a private placement are classified as a derivative liability as of September 11, 2013 and the change in fair value of the derivative liability as of subsequent quarterly periods, including as of March 31, 2014 were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future.

Inventories — Inventories as of March 31, 2014 are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of raw material L-glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

There were no purchases of raw material during the three months ended March 31, 2014. All of the raw material purchased during 2013 was from two vendors.

Inventory by category	March 31, 2014	December 31, 2013
Raw material	$—	$20,700
Work-in-process	—	68,887
Finished goods	252,939	149,422
	$252,939	$239,009

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2014 and 2013 were $67,147 and $41,160, respectively.

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

Marketable securities — Investment securities as of March 31, 2014 and December 31, 2013 are as available-for-sale. Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed, Inc. securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 48,550 shares of CellSeed stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed’s IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010. As of March 31, 2014 and December 31, 2013, the closing price per share was 1,114 Yen and 1,840 Yen, respectively.

In July 2013, based on an increase in market value of CellSeed shares, Mitsubishi UFJ Capital III Limited Partnership (Mitsubishi) released to the Company 34,300 shares of CellSeed stock. This was part of the 73,550 shares of CellSeed stock held by Mitsubishi as collateral to secure a $500,000 convertible note issued to Mitsubishi which is due in 2016. The note is now secured by the remaining 39,250 shares of CellSeed stock held by Mitsubishi as collateral.

During the fourth quarter of 2013, the Company sold 25,000 of the shares released by Mitsubishi in open market transactions. As of March 31, 2014, 9,300 shares of CellSeed stock are classified as a current asset, as they are available for sale by the Company. The remaining 39,250 shares of CellSeed stock are pledged to secure the Mitsubishi note and are classified as marketable securities, pledged to creditor. As of December 31, 2013, 9,300 shares of CellSeed stock are classified as a current asset and 39,250 shares of CellSeed stock that are pledged to secure the Mitsubishi note are classified as marketable securities, pledged to creditor.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at March 31, 2014. The fair value of the Company’s debt instruments is not materially different from their carrying values as presented. The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

The Company issued stock purchase warrants in conjunction with its September 2013 private placement (see Note 7) that are accounted for as derivative instruments whose fair market value is determined using Level 3 inputs. These inputs include expected term and expected volatility.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2014 and the year ended December 31, 2013:

	Derivative Instruments — Stock Purchase Warrants
	March 31, 2014	December 31, 2013
Balance, beginning of period	$5,928,000	$—
Fair value at issuance date	—	6,860,000
Change in fair value included in the statement of comprehensive loss	2,623,000	(932,000)
Balance, end of period	$8,551,000	$5,928,000

The initial value of the derivative liability as of September 11, 2013 and the change in fair value of the derivative liability as of March 31, 2014 and December 31, 2013 were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. The values as of September 11, 2013, December 31, 2013 and March 31, 2014 were calculated based on the following assumptions:

	March 31, 2014	December 31, 2013	Initial Value
Stock price	$4.70	$3.60	$3.60
Risk-free interest rate	1.73%	1.75%	1.72%
Expected volatility (peer group)	64.20%	63.20%	72.40%
Expected life (in years)	4.45	4.70	5.00
Expected dividend yield	—	—	—
Number outstanding	3,020,501	3,020,501	3,020,501
Balance, end of period	$8,551,000	$5,928,000	$6,860,000

Debt and Related Party Debt — The Company accounts for the proceeds from the issuance of convertible notes payable with detachable stock purchase warrants and embedded conversion features in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. Under FASB ASC 470-20, the proceeds from the issuance of a debt instrument with detachable stock purchase warrants shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is accounted for as additional paid-in capital and the remaining proceeds are allocated to the debt instrument which resulted in a discount to debt which is amortized and charged as interest expense over the term of the note agreement. Additionally, pursuant to FASB ASC 470-20, the intrinsic value of the embedded conversion feature of the convertible notes payable is included in the discount to debt and amortized and charged to interest expense over the life of the note agreement. The following chart shows the effective interest rates on the original loan principal amount for loans originated in the respective periods:

Type of Loan	Term of Loan	Annual Interest Rate	Original Loan Principal Amount	Conv. Rate	Beneficial Conversion Discount Amount	Warrants	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2013 convertible notes payable	1 to 2 years	10%	$3,079,666	$3.30	$396,801	50,000	$3.30	$116,831	19.1% to 61.6%
2014 convertible note payable	2 years	10%	254,320	$3.05	45,861	—	—	—	28.0%
Total			$3,333,986		$442,662	50,000		$116,831

Related party notes are disclosed as separate line items in the Company’s balance sheet presentation.

Net loss per share — In accordance with FASB ASC Topic 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is computed similar to the basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2014 and 2013, there were 14,254,868 and 10,250,442 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

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

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2014	December 31, 2013
Equipment	$134,081	$128,343
Leasehold improvements	30,329	23,054
Furniture and fixtures	60,379	52,269
Sub total	224,789	203,666
Less: accumulated depreciation	(181,753)	(177,546)
Total	$43,036	$26,120

During the three months ended March 31, 2014 and 2013, depreciation expense was $4,137 and $7,425, respectively.

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

Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products. Under the Research Agreement, as supplemented by the addendum, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the accumulated information package, as defined in the Research Agreement, to Emmaus and Emmaus providing written confirmation of its acceptance of the complete Package, which has not yet been completed as of March 31, 2014.

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

Intangible assets consisted of the following at:

	March 31, 2014	December 31, 2013
License fees and patent filing costs	$2,250,000	$2,250,000
Less: accumulated amortization	(1,196,429)	(1,142,857)
Total	$1,053,571	$1,107,143

During the three months ended March 31, 2014 and 2013, amortization expense was $53,572 and $53,571, respectively. As of March 31, 2014 estimated aggregate amortization expense for the next five years is as follows:

Periods ending December 31,	Amount
2014	$160,714
2015	214,286
2016	214,286
2017	214,286
2018	214,286
Thereafter	35,713
Total	$1,053,571

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	March 31, 2014	December 31, 2013
Accounts payable
Clinical trial management expenses	$121,512	$270,694
Legal expenses	350,502	178,119
Other vendors	441,562	386,847
Subtotal	913,576	835,660
Accrued interest payable, related parties	186,936	195,051
Accrued interest payable	652,178	473,356
Accrued expenses	160,756	294,379
Deferred salary	485,000	485,000
Total accounts payable and accrued expenses	$2,398,446	$2,283,446

NOTE 6 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2014:

Year Issued	Interest rate range	Term of Notes	Conv. Price	Principal Outstanding March 31, 2014	Discount Amount March 31, 2014	Carrying Amount March 31, 2014	Shares Underlying Principal as of March 31, 2014	Principal Outstanding December 31, 2013	Discount Amount December 31, 2013	Carrying Amount December 31, 2013	Shares Underlying Principal as of December 31, 2013
Convertible notes payable
2009	6.50%	5 years	$ 3.05	$—	$—	$—	—	$254,460	$—	$254,460	83,366
2010	0 ~ 6.0%	5 years	$ 3.05	74,000	7,029	66,971	24,244	74,000	8,308	65,692	24,248
2011	10%	5 years	$ 3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2012	10%	2 years	$ 3.30 ~$3.60	251,100	—	251,100	71,000	251,100	—	251,100	71,000
2013	10%	6 months ~ 2 years	$ 3.30 ~$3.60	6,607,601	112,666	6,494,935	1,913,214	6,913,606	215,798	6,697,808	1,998,215
2014	10%	Due on demand ~ 2 years	$ 3.05 ~$3.60	599,296	40,829	558,467	179,630	—	—	—	—
				$8,031,997	$160,524	$7,871,473	2,351,897	$7,993,166	$224,106	$7,769,060	2,340,638

		Current		$5,679,119	$70,149	$5,608,970	1,636,874	$4,955,868	$153,396	$4,802,472	1,438,033
		Non-current		$2,352,878	$90,375	$2,262,503	715,023	$3,037,298	$70,710	$2,966,588	902,605

Convertible notes payable - related party
2012	10%	Due on demand	$ 3.30	$373,000	—	$373,000	113,030	$373,000	$—	$373,000	113,030
2013	10%	1 year	$ 3.30 ~$3.60	187,706	—	187,706	52,141	187,706	—	187,706	52,141
				$560,706	$—	$560,706	165,171	$560,706	$—	$560,706	165,171

		Current		$560,706	$—	$560,706	165,171	$560,706	$—	$560,706	165,171

Notes payable
2012	11%	2 years	NA	—	—	—	—	$833,335	$18,265	$815,070	—
2013	2% ~ 10%	Due on demand ~ 2 years	NA	$1,170,000	$—	$1,170,000	—	1,150,000	—	1,150,000	—
2014	11%	Due on demand ~ 2 years	NA	833,335	—	833,335	—	—	—	—	—
				$2,003,335	$—	$2,003,335	—	$1,983,335	$18,265	$1,965,070	—

		Current		$970,000	$—	$970,000	—	$1,783,335	$18,265	$1,765,070	—
		Non-current		$1,033,335	$—	$1,033,335	—	$200,000	$—	$200,000	—

Notes payable - related party
2012	8% ~ 11%	Due on demand	NA	$656,730	—	$656,730	—	$880,062	$4,421	$875,641	—
2013	8%	Due on demand	NA	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	NA	252,165	—	252,165	—	—	—	—	—
				$958,895	—	$958,895	—	$930,062	$4,421	$925,641	—

		Current		$825,562	$—	$825,562	—	$930,062	$4,421	$925,641	—
		Non-current		$133,333	$—	$133,333	—	$—	$—	$—	—

		Grand Total		$11,554,933	$160,524	$11,394,409	2,517,068	$11,467,269	$246,792	$11,220,477	2,505,809

The average stated interest rate of notes payable as of March 31, 2014 and December 31, 2013 was 10%. The average effective interest rate of notes payable as of March 31, 2014 and December 31, 2013 was 16% and 15%, respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company’s common stock at the stated conversion price at any time during the term of their convertible notes. Conversion prices on the convertible notes payable range from $3.05 to $3.60 per share. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	at March 31,
2014	$7,076,419
2015	2,749,155
2016	1,729,359
Total	$11,554,933

The Company estimated the total fair value of any beneficial conversion feature and accompanying warrants in allocating the debt proceeds. The proceeds allocated to the beneficial conversion feature were determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of the Company’s common stock as of the date of issuance (see Note 2).

In situations where the debt included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on the pro-rata fair value.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Private Placement — On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit (the “Private Placement”). Each unit consisted of one share of common stock and one common stock warrant for the purchase of an additional share of common stock. The aggregate purchase price for the units was $7,551,253.

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

Stock warrants — In addition to the warrants issued in connection with the Private Placement discussed above, during the year ended December 31, 2013, the Company issued warrants in connection with the issuance of a convertible note to purchase an aggregate of 50,000 shares of common stock at a per share exercise price equal to $3.30 per share. Also, in December 2013, the warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share that had previously been issued to a director expired.

During the three months ended March 31, 2014, the Company did not issue any warrants.

A summary of outstanding warrants as of March 31, 2014 is presented below.

	Three months ended March 31, 2014	Year ended December 31, 2013
Warrants outstanding, beginning of period	6,279,296	3,408,795
Granted	—	3,370,501
Exercised	—	—
Cancelled, forfeited and expired	—	(500,000)
Warrants outstanding, end of period	6,279,296	6,279,296

A summary of outstanding warrants by year issued and exercise price as of March 31, 2014 is presented below.

	Outstanding			Exercisable
Exercise Price	Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
Balance 2012
$1.00	1,222,058	0.71	$1.00	1,222,058	$1.00
$2.50	1,000,000	1.41	$2.50	1,000,000	$2.50
$3.05	298,494	1.10	$3.05	298,494	$3.05
75% of FMV	388,243	0.51	75% of FMV	388,243	75% of FMV
2012 total	2,908,795			2,908,795

During 2013
$3.50	3,320,501	4.45	$3.50	3,320,501	$3.50
$3.30	50,000	4.09	$3.30	50,000	$3.30
2013 total	3,370,501			3,370,501

During 2014
	—	—	—	—	—
Total	6,279,296			6,279,296

Stock options — Management has valued stock options at their date of grant utilizing the Black-Scholes-Merton Option pricing model. The fair value of the underlying shares was determined based on recent sales of Company shares to third parties. The expected volatility was calculated using the historical volatility of a similar public entity in the industry through August 2013 and a group of public entities thereafter. The following table shows assumptions used on recent dates on which options were granted by the Board of Directors.

	February 26, 2014	July 18, 2013	February 28, 2013
Stock price	$3.60	$3.60	$3.60
Exercise price	$3.60	$3.60	$3.60
Term	10 years	10 years	10 years
Risk-Free Interest Rate	2.67%	2.56%	1.89%
Dividend Yield	0%	0%	0%
Volatility	76.60%	113.60%	119.30%

In making the determination of fair value and finding similar companies, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities. While the Company was initially able to identify only one similar public company using these criteria, based on the more advanced stage of development of the Company additional similar companies with enough historical data that met the industry criterion have now been identified. Accordingly, the Company has based its expected volatility on the historical stock prices of a group of companies since September 2013.

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options. The expected life of options used was based on the contractual life of the option granted.

During the three months ended March 31, 2014, the Company’s Board of Directors granted 438,000 options to its directors, employees and consultants. These options will vest over three years starting February 26, 2015, have an exercise price of $3.60 per share, and are exercisable through 2024. In addition, 340,000 options that were approved by the Company’s Board of Directors in April 2012 were deemed issued during the three months ended March 31, 2014. Two-thirds of these options have vested and the remaining one-third will vest by April 2015. These options have an exercise price of $3.60 per share and are exercisable through 2022. The aggregate fair value of both groups of options was approximately $1.7 million. As of March 31, 2014, there were 5,272,000 options outstanding under the 2011 Stock Incentive Plan and 11,795 options outstanding that were issued prior to the 2011 Stock Incentive Plan.

A summary of outstanding options as of March 31, 2014 is presented below.

		2011 Stock Incentive Plan
	Prior Plan	March 31, 2014	December 31, 2013
Options outstanding, beginning of period	11,795	4,504,000	1,199,000
Granted	—	778,000	3,305,000
Exercised	—	—	—
Cancelled, forfeited and expired	—	(10,000)	—
Options outstanding, end of period	11,795	5,272,000	4,504,000

Registration Rights — Pursuant to the September 11, 2013 Private Placement, the Company agreed to use its commercially reasonable best efforts to have on file with the SEC, within twelve months of September 11, 2013 and at the Company’s sole expense, a registration statement (“Registration Statement”) to permit the public resale of all of the shares of common stock and shares of common stock underlying the warrants issued to investors in the Private Placement (collectively, the “Registrable Securities”). In the event such Registration Statement includes securities of the Company to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act (a “Public Offering”), and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such Public Offering that the number of Registrable Securities proposed to be sold in such Public Offering is greater than the number of such securities which can be included in such Public Offering without materially adversely affecting such Public Offering, the Company will include in such registration (i) first, any securities the Company proposes to sell, and (ii) second, the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above apply until all such shares of common stock and shares of common stock underlying the warrants have been sold by the investors in the Private Placement pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Distribution contract — Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For these services, the Company pays a monthly commercialization management fee of $5,000 with discount.

Operating leases — The Company leases its office space under operating leases with unrelated entities. The rent expense during the three months ended March 31, 2014 and 2013 amounted to $46,094 and $33,582, respectively.

Future minimum lease payments under the agreements are as follows:

2014	$123,555
2015	26,125
$149,680

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

NOTE 9 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to the Company’s loans from related persons outstanding as of March 31, 2014.

Lender	Interest rate	Date of loan	Term of Loan	Principal Amount Outstanding at March 31, 2014	Highest Principal outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conv. Price	Shares underlying principal at March 31, 2014
Hope Int’l Hospice (1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$—	NA	—
Hope Int’l Hospice (1)	8%	6/14/2012	Due on demand	200,000	200,000	—	4,000	NA	—
Hope Int’l Hospice (1)	8%	6/21/2012	Due on demand	100,000	100,000	—	2,000	NA	—
Yasushi Nagasaki (2)	10%	6/29/2012	Due on demand	373,000	388,800	15,800	—	$3.30	113,030
Yutaka Niihara (2)(4)	10%	12/5/2012	Due on demand	156,730	1,213,700	1,056,970	—	NA	—
Hope Int’l Hospice (1)	8%	2/11/2013	Due on demand	50,000	50,000	—	—	NA	—
Hideki & Eiko Uehara (5)	10%	9/7/2013	1 year	35,640	35,640	—	—	$3.60	9,900
MLPF&S Cust. FBO Willis C.Lee(2)(4)	10%	10/5/2013	1 year	152,066	152,066	—	—	$3.60	42,240
Lan T. Tran (2)	11%	2/10/2014	2 years(3)	106,976	106,976	—	—	NA	—
Hideki & Eiko Uehara (5)	11%	2/15/2014	2 years(3)	133,333	133,333	—	—	NA	—
Cuc T. Tran (5)	11%	3/5/2014	1 year	11,856	11,856	—	—	NA	—
Sub total				$1,519,601	$2,592,371	$1,072,770	$6,000	—	165,170
Less discount				—
Total				$1,519,601

(1) Dr. Niihara is also the CEO of Hope International Hospice, Inc.

(2) Officer

(3) Due on Demand

(4) Director

(5) Family of Officer/Director

The following table sets forth information relating to the Company’s loans from related persons outstanding as of December 31, 2013.

Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding as of December 31, 2013	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conv. Price	Shares Underlying Principal as of December 31, 2013
Hope Int’l Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$20,000	NA	NA
Lan T. Tran(2)	11%	2/10/2012	2 years(3)	80,000	205,000	125,000	—	NA	NA
Hideki & Eiko Uehara(5)	11%	2/15/2012	2 years(3)	133,333	133,333	—	14,433	NA	NA
Hope Int’l Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	20,000	NA	NA
Hope Int’l Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	10,000	NA	NA
Cuc T. Tran(5)	11%	6/27/2012	1 year	10,000	10,000	—	—	NA	NA
Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	373,000	388,800	15,800	—	$3.30	113,030
Yutaka Niihara(2)(4)	10%	12/5/2012	Due on demand	156,730	1,213,700	1,056,970	—	NA	NA
Hope Int’l Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	3,000	NA	NA
Hideki & Eiko Uehara(5)	10%	9/7/2013	1 year	35,640	35,640	—	—	$3.60	9,900
MLPF&S Cust. FBO Willis C.Lee(2)(4)	10%	10/5/2013	1 year	152,066	152,066	—	—	$3.60	42,240
Sub total				$1,490,769	$2,688,539	$1,197,770	$67,433	—	165,170
Less discount				(4,422)
Total				$1,486,347

(1) Dr. Niihara is also the CEO of Hope International Hospice, Inc.

(2) Officer

(3) Due on Demand

(4) Director

(5) Family of Officer/Director

Since July 2012 the Company has been engaged in litigation with AFH Advisory, which was the sole stockholder of AFH Acquisition IV immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. In September 2012 AFH Advisory and related parties filed a complaint against the Company in the Superior Court of Delaware. In October 2012 the Company filed counterclaims against the plaintiffs and third-party claims against Amir Heshmatpour. Mr. Heshmatpour is a former officer of AFH Acquisition IV, Inc. (prior to the Merger) and former director of the Company and is the Managing Partner of AFH Advisory. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company in its litigation against AFH Advisory, Griffin Ventures, Ltd. (‘‘Griffin’’), The Amir & Kathy Heshmatpour Family Foundation (the ‘‘Foundation’’) and Amir Heshmatpour. The order, among other things, (i) stated that a letter of intent previously entered into between the Company and AFH Advisory (the ‘‘Letter of Intent’’) was properly terminated as of July 19, 2012 by the Company, and (ii) ordered the transfer agent for the Company to effect the cancellation of 2,504,249 shares of the Company’s common stock held by AFH Advisory, Griffin and the Foundation. The cancellation of such shares was effected by the Company’s transfer agent on June 28, 2013. While no appeal of this ruling has been pursued, if the court’s ruling is appealed, it could result in the Company’s incurring liabilities and expenses that may have a material adverse effect on its financial condition and cash flows. The cancellation of such shares is subject to appeal until 30 days after the completion of trial court proceedings. While the partial summary judgment in favor of the Company in this litigation noted above led to the cancellation of 2,504,249 shares of the Company by the transfer agent on June 28, 2013, the Company will continue to present these shares in its financial statements as outstanding until the right of appeal has lapsed and all contingencies have been resolved. The Company’s cause of action for fraud, which was not part of the summary judgment, has not yet been litigated or settled.

NOTE 10 — GEOGRAPHIC INFORMATION

For the three months ended March 31, 2014 and 2013, the Company earned revenue from countries outside of the United States as outlined in the table below. The Company did not have any significant currency translation or foreign transaction adjustments during the three months ended March 31, 2014 and 2013.

Country	Sales three months ended March 31, 2014	% of Total Revenue three months ended March 31, 2014	Sales three months ended March 31, 2013	% of Total Revenue three months ended March 31, 2013
Japan	$41,778	43%	$43,173	47%
Taiwan	27,730	28%	—	—

NOTE 11 — SUBSEQUENT EVENTS

On April 16, 2014, the court granted our motion for attorneys’ fees, costs and expenses and denied a competing motion for attorneys’ fees, costs and expenses brought by AFH and Mr. Heshmatpour. The court ruled that under the Letter of Intent, we are entitled to an award of $700,000 in attorneys’ fees, costs and expenses from AFH. Our cause of action for fraud has not yet been litigated or settled.

In relation to a suit filed on October 31, 2013 against Timothy Brasel in the state District Court in Arapahoe County, Colorado, on April 29, 2014 we entered into a settlement agreement with Mr. Brasel. The settlement agreement provides that Mr. Brasel will return for cancellation the 500,000 shares of our common stock in his possession in return for $377,500, payable in three installments over 90 days. The parties have agreed to a stay of the proceedings pending performance of the settlement agreement.

Subsequent to the period ended March 31, 2014, the Company issued the following:

Note issued after March 31, 2014	Principal Amount	Annual Interest Rate	Term of Note	Conversion Price
Convertible note	$400,000	10%	2 years	$7.00	(1)

(1) In addition, if the Company completes a qualified public offering the principal amount will automatically convert into common shares at a conversion price equal to 80% of the initial public offering price.

NOTE 12 — AMOUNTS RECLASSIFIED OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show amounts added to and reclassified out of accumulated other comprehensive income:

	Unrealized holding gain (loss) on securities available-for-sale	Unrealized foreign translation	Total
Balance — December 31, 2013	$289,389	$(26,706)	$262,683
Other comprehensive income before reclassifications	(323,828)	886	(322,942)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(323,828)	886	(322,942)
Balance — March 31, 2014	$(34,439)	$(25,820)	$(60,259)

Amounts in parentheses indicate debits.

All amounts are net of tax.

	Unrealized holding gain (loss) on securities available-for-sale	Unrealized foreign translation	Total
Balance — December 31, 2012	$(4,386)	$(8,046)	$(12,432)
Other comprehensive income before reclassifications	424,609	(1,818)	422,791
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	424,609	(1,818)	422,791
Balance — March 31, 2013	$420,223	$(9,864)	$410,359

Amounts in parentheses indicate debits.

All amounts are net of tax.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Emmaus Life Sciences, Inc. (the “Company”), its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation (“Emmaus Medical”), and Emmaus Medical’s wholly-owned subsidiaries Newfield Nutrition Corporation, a Delaware corporation (“Newfield”), Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”), and Emmaus Medical Europe, Ltd. (“EM Europe”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2013 and 2012 and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on May 8, 2014 (the “Annual Report”).

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining FDA and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our L-glutamine treatment for SCD, our ability to commercialize our L-glutamine treatment for SCD; our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and accordingly there can be no assurances made with respect to the actual results or developments.

Company Overview

We are a biopharmaceutical company engaged in the discovery, development and commercialization of innovative treatments and therapies primarily for rare and orphan diseases. We are initially focusing our drug development efforts on sickle cell disease, or SCD, a genetic disorder. Our lead product candidate is an oral pharmaceutical grade L-glutamine treatment that demonstrated positive clinical results in our completed Phase 3 clinical trial for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD. Recently, we obtained positive efficacy results from a 230 patient randomized, double-blind, placebo-controlled, parallel-group, multi-center Phase 3 clinical trial which enrolled adult and pediatric patients, as young as five years of age, across 31 sites in the United States. Top-line data revealed a statistically significant 25% reduction in the median frequency of sickle cell crises (p=0.008) and a 33% reduction in the median frequency of hospitalizations (p=0.018), both over a 48-week time period. We intend to submit a New Drug Application, or NDA, to the FDA to demonstrate substantial evidence of effectiveness and a well-tolerated safety profile, which are regulatory criteria for approval, of our product candidate for the treatment of SCD in both adult and pediatric patients as young as five years of age. We intend to include the results of this Phase 3 clinical trial in our submission to the FDA of a NDA for our L-glutamine product for the treatment of SCD. The FDA generally requires that NDAs include the results of two Phase 3 clinical trials to demonstrate substantial evidence of the effectiveness of a drug. The FDA has in some cases accepted evidence from one clinical study to support a finding of substantial evidence of effectiveness. A change in the law under the Modernization Act made clear that the FDA may consider data from only one adequate and well-controlled clinical investigation and confirmatory evidence if the FDA determines that such evidence is sufficient to establish effectiveness. In a guidance document titled “Providing Clinical Evidence of Effectiveness for Human Drug and Biological Products” (May 1998), the FDA stated that reliance on a single study is generally limited to situations in which a trial has demonstrated a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potential serious outcome, and where confirmation of the result in a second trial would be impractical or unethical. We believe a second study of an orphan drug to treat a rare condition, such as SCD, would not be required if the single study satisfies the factors the FDA takes into consideration. The factors the FDA considers for accepting a single study include, but are not limited to, having large multi-centered studies, consistent data across subgroups, multiple endpoints, and statistically very persuasive findings. Our single Phase 3 clinical trial was multi-centered with multiple endpoints, and we believe the final results will be consistent across subgroups and statistically very persuasive to the FDA. However, there can be no assurance that the FDA will accept this single study as sufficient to demonstrate substantial evidence of effectiveness.

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

In May 2006, we formed Newfield, a wholly-owned subsidiary of Emmaus Medical, that distributes L-glutamine as a nutritional supplement under the brand name AminoPure.

In October 2010, we formed EM Japan, a wholly-owned subsidiary of Emmaus Medical, that markets and sells AminoPure in Japan and other countries in Asia. EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future.

In November 2011, we formed EM Europe, a wholly-owned subsidiary of Emmaus Medical, whose primary focus is expanding our business in Europe.

Our corporate structure is illustrated as follows:

Emmaus Medical, LLC was organized on December 20, 2000. In October 2003, Emmaus Medical, LLC undertook a reorganization and merged with Emmaus Medical, Inc., which was originally incorporated in September 2003.

Pursuant to an Agreement and Plan of Merger dated April 21, 2011, which we refer to as the Merger Agreement, by and among us, AFH Merger Sub, Inc., our wholly-owned subsidiary, which we refer to as AFH Merger Sub, AFH Advisory and Emmaus Medical, Emmaus Medical merged with and into AFH Merger Sub on May 3, 2011 with Emmaus Medical continuing as the surviving entity, which we refer to as the Merger. Upon the closing of the Merger, we changed our name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” Subsequently, on September 14, 2011, we changed our name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.”

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various products going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of March 31, 2014, our accumulated deficit is $56.5 million and we had cash and cash equivalents of $1.5 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately $1.4 million to administratively close out the post-clinical aspects of our Phase 3 clinical trial and submit a NDA to the FDA.

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

Recent Highlights

On September 11, 2013, we completed a private placement transaction pursuant to which we issued to certain accredited investors units consisting of an aggregate of 3,020,501 shares of our common stock and common stock purchase warrants for the purchase of an additional 3,020,501 shares of our common stock , at a price of $2.50 per unit. The aggregate purchase price for the units was $7.6 million. We received net proceeds , after expenses relating to the transaction, of $6.4 million. Additional information regarding the transaction, including the terms of the securities issued in the transaction, may be found in our Current Report on Form 8-K filed with the SEC on September 17, 2013.

On January 7, 2014, we announced that in December 2013 we completed all patient visits for our Phase 3 clinical trial for the L-glutamine treatment of sickle cell disease.

On March 19, 2014, we announced that preliminary top-line results of our Phase 3 clinical trial evaluating the safety and efficacy of our treatment for sickle cell anemia and sickle beta-0 thalassemia met both the primary and secondary endpoints of the clinical trial. The prospective, randomized, double-blind, placebo-controlled, parallel-group, multi-center clinical trial enrolled 230 adult and pediatric patients as young as five years of age, across 31 U.S. sites. For the primary endpoint, top-line data based on an initial analysis revealed a statistically significant 25 percent reduction in the median frequency of sickle cell crises (p=0.008) over a 48-week time period. For the secondary endpoint, top-line data based on an initial analysis also showed a statistically significant 33 percent reduction in the median frequency of hospitalizations (p=0.018) over a 48-week time period. Both adult and pediatric patients receiving treatment demonstrated improvement. Furthermore, the therapy demonstrated a well-tolerated safety profile.

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

Currently, we generate revenue through the sale of NutreStore L-glutamine powder for oral solution as a treatment for SBS as well as AminoPure, a nutritional supplement. Pursuant to the exclusive sublicense agreement of US Patent No. 5,288,703, or SBS Patent, we are required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore to CATO Holding Company, or Cato. We made royalty payments to Cato in the amount of $6,870 in October 2013. Management expects that any revenues generated from the sale of NutreStore and AminoPure will fluctuate from quarter to quarter based on the timing of orders and the amount of product sold.

Cost of Goods Sold

Cost of goods sold includes costs for raw materials, packaging, shipping and distribution of NutreStore and AminoPure.

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

Future research and development expenses will depend on any new products or technologies that may be introduced in the pipeline. In addition, we cannot forecast with any degree of certainty which product candidate(s) may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements. We currently estimate that we will need an additional $1.4 million to administratively close out the post-clinical aspects of our Phase 3 clinical trial and submit a NDA to the FDA. Our current cash burn rate is approximately $0.7 million per month.

At this time, due to the inherently unpredictable nature of the drug development process and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in the continued development of the sickle cell treatment and other clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in our Annual Report under the headings “Risk Factors — Risks Related To Development of our Product Candidates”, “Risk Factors — Risks Related to our Reliance on Third Parties”, and “Risk Factors — Risks Related to Regulatory Approval of our Drug Candidates and Other Legal Compliance Matters”.

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

Inventories

Inventories consist of finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. There were no raw material purchases during the three months ended March 31, 2014. All of the raw material purchased during 2013 was from two vendors.

Results of Operations

	Three Months Ended March 31,
	2014	2013(1)

REVENUES, Net	$84,689	$89,560

COST OF GOODS SOLD	46,901	43,985
GROSS PROFIT	37,788	45,575

OPERATING EXPENSES
Research and development	605,040	615,253
Selling	125,931	127,353
General and administrative	2,985,914	2,312,255
	3,716,885	3,054,861

LOSS FROM OPERATIONS	(3,679,097)	(3,009,286)

OTHER INCOME (EXPENSE)
Gain on derecognition of accounts payable	—	341,361
Change in fair value of derivative liabilities	(2,623,000)	—
Interest and other income (loss)	(18,405)	5,642
Interest expense	(417,361)	(604,527)
	(3,058,766)	(257,524)

LOSS BEFORE INCOME TAXES	$(6,737,863)	$(3,266,810)
INCOME TAXES (BENEFIT)	2,500	(264,612)
NET LOSS	$(6,740,363)	$(3,002,198)
NET LOSS PER COMMON SHARE	$(0.23)	$(0.12)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,228,306	24,888,018

(1) See Note 2 to condensed consolidated financial statements.

Three months ended March 31, 2014 and 2013

Net Losses. Net losses increased by $3.7 million, or 125%, to $6.7 million from $3.0 million for the three months ended March 31, 2014 and 2013, respectively. The increase in losses is primarily a result of increased operating expenses as discussed below. As of March 31, 2014, we had an accumulated deficit of approximately $56.5 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Revenues, Net remained approximately the same at just under $0.1 million for the three months ended March 31, 2014 and 2013.  The Company estimates its sales return based upon its prior sales and return history. Historically, sales returns have been very nominal. The Company continues to monitor its returns and will adjust its estimates based on its actual sales return experience.

Cost of Goods Sold. Cost of goods sold remained approximately the same at just under $0.05 million for the three months ended March 31, 2014 and 2013. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. No scrapped inventory expense was realized for the three months ended March 31, 2014 or 2013. There were no purchases during the three months ended March 31, 2014 or 2013.

Research and Development Expenses. Research and development expenses remained approximately the same at $0.6 million for the three months ended March 31, 2014 and 2013. We anticipate a decrease in our Phase 3 clinical trial costs gradually in future periods. Factors contributing to the anticipated decrease in trial costs include, but are not limited to, a winding-down of the costs of compiling and analyzing data from the clinical trial and the non-recurring nature of the costs associated with preparing an end-of-study report.

Selling Expenses. Selling expenses were just over $0.1 million for the three months ended March 31, 2014 and 2013. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure®.

General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 29%, to $3.0 million from $2.3 million for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily due to a $0.8 million increase in share-based compensation due to issuance of new options and establishing the grant date of options initially awarded in a prior period.

Other Income and Expense. Total other income and expense decreased by $2.8 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to an increase in fair value of derivative liabilities of $2.6 million and the absence of a gain on derecognition of accounts payable that was $0.3 million for the three months ended March 31, 2013, offset in part by a reduction of interest costs by $0.2 million.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•                  as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company;

•                  to support research and development activities, which we expect to expand as development of our product candidate(s) continues; and

•                  to build a sales and marketing team before we receive regulatory approval of a product candidate in anticipation of commercial launch.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $1.5 million as of March 31, 2014, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $6.7 million for the three months ended March 31, 2014 and $3.0 million for the three months ended March 31, 2013. We had an accumulated deficit at March 31, 2014 of $56.5 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of L-glutamine as a prescription drug for the treatment of sickle cell disease, the corneal cell sheets technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received various loans from stockholders and other investors. As of March 31, 2014, we had total outstanding notes payable of $11.6 million, consisting of $3.0 million of non-convertible promissory notes and $8.6 million of convertible notes. Of the $11.6 million aggregate outstanding principal amount of notes outstanding as of March 31, 2014, approximately $8.0 million will become due and payable within one year. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our L-glutamine product for sickle cell disease development of cell sheet technology in the United States.

As described in Note 2 to the condensed consolidated financial statements, we have had recurring operating losses, have a significant amount of notes payable and other obligations due within the next year and projected operating losses including the expected costs relating to the commercialization of our L-glutamine treatment for SCD that exceed both the existing cash balances and cash expected to be generated from operations for at least the next year. In order to meets our expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. However, due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, successful partnership arrangements and, finally, achieving a profitable level of operations. In addition, we may plan to attempt to raise additional funds through public financings, collaborations with other companies or financing from other sources. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all.

On April 8, 2011, pursuant to a Research Agreement with CellSeed, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery to us of the accumulated information package, as defined in the Research Agreement. Pursuant to the Individual Agreement with CellSeed, we agreed to pay $1.5 million to CellSeed and a royalty to be agreed upon by the parties. We paid the $1.5 million due to CellSeed pursuant to the Individual Agreement in February 2012. We currently anticipate that the additional $8.5 million payment obligation under the Research Agreement will become due and payable after we begin to generate revenues from the commercialization of our L-glutamine treatment for SCD. If the payment obligation becomes due and payable prior to our generation of revenue from the commercialization of our L-glutamine treatment for SCD, we will need to seek other funding sources, including the sale of additional equity or debt securities, and partnership arrangements in order to make the payment. CellSeed may terminate these agreements if we are unable to make timely payments as required under the agreements.

In addition, we currently estimate that we will need an additional $1.4 million to administratively close out the post-clinical aspect of our Phase 3 clinical trial and submit a NDA to the FDA. Our current cash burn rate is approximately $0.7 million per month.

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

For the three months ended March 31, 2014 and during the year ended December 31, 2013, we borrowed varying amounts pursuant to convertible notes and non-convertible promissory notes, the majority of which have been issued to our stockholders. As of March 31, 2014 and December 31, 2013, the amounts outstanding under convertible notes and non-convertible promissory notes totaled $11.6 million and $11.5 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 0% to 11% and, except for the convertible note listed below in the principal amount of $0.5 million are unsecured. Interest on 0% loans was imputed at the incremental borrowing rate of 6.25% per annum. The net proceeds of the loans were used for working capital.

The table below lists our outstanding notes payable as of March 31, 2014 and the material terms of our outstanding borrowings:

Year Issued	Interest rate range	Term of Notes	Conv. Price	Principal Outstanding March 31, 2014	Discount Amount March 31, 2014	Carrying Amount March 31, 2014	Shares Underlying Principal as of March 31, 2014	Principal Outstanding December 31, 2013	Discount Amount December 31, 2013	Carrying Amount December 31, 2013	Shares Underlying Principal as of December 31, 2013
Convertible notes payable
2009	6.50%	5 years	$3.05	$—	$—	$—	—	$254,460	$—	$254,460	83,366
2010	0 ~ 6.0%	5 years	$3.05	74,000	7,029	66,971	24,244	74,000	8,308	65,692	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2012	10%	2 years	$3.30 ~$3.60	251,100	—	251,100	71,000	251,100	—	251,100	71,000
2013	10%	6 months ~ 2 years	$3.30 ~$3.60	6,607,601	112,666	6,494,935	1,913,214	6,913,606	215,798	6,697,808	1,998,215
2014	10%	Due on demand ~ 2 years	$3.05 ~$3.60	599,296	40,829	558,467	179,630	—	—	—	—
				$8,031,997	$160,524	$7,871,473	2,351,897	$7,993,166	$224,106	$7,769,060	2,340,638

		Current		$5,679,119	$70,149	$5,608,970	1,636,874	$4,955,868	$153,396	$4,802,472	1,438,033
		Non-current		$2,352,878	$90,375	$2,262,503	715,023	$3,037,298	$70,710	$2,966,588	902,605

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$373,000	—	$373,000	113,030	$373,000	$—	$373,000	113,030
2013	10%	1 year	$3.30 ~$3.60	187,706	—	187,706	52,141	187,706	—	187,706	52,141
				$560,706	$—	$560,706	165,171	$560,706	$—	$560,706	165,171

		Current		$560,706	$—	$560,706	165,171	$560,706	$—	$560,706	165,171

Notes payable
2012	11%	2 years	NA	—	—	—	—	$833,335	$18,265	$815,070	—
2013	2% ~ 10%	Due on demand ~ 2 years	NA	$1,170,000	$—	$1,170,000	—	1,150,000	—	1,150,000	—
2014	11%	Due on demand ~ 2 years	NA	833,335	—	833,335	—	—	—	—	—
				$2,003,335	$—	$2,003,335	—	$1,983,335	$18,265	$1,965,070	—

		Current		$970,000	$—	$970,000	—	$1,783,335	$18,265	$1,765,070	—
		Non-current		$1,033,335	$—	$1,033,335	—	$200,000	$—	$200,000	—

Notes payable - related party
2012	8% ~ 11%	Due on demand	NA	$656,730	—	$656,730	—	$880,062	$4,421	$875,641	—
2013	8%	Due on demand	NA	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	NA	252,165	—	252,165	—	—	—	—	—
				$958,895	—	$958,895	—	$930,062	$4,421	$925,641	—

		Current		$825,562	$—	$825,562	—	$930,062	$4,421	$925,641	—
		Non-current		$133,333	$—	$133,333	—	$—	$—	$—	—

		Grand Total		$11,554,933	$160,524	$11,394,409	2,517,068	$11,467,269	$246,792	$11,220,477	2,505,809

Subsequent to the three months ended March 31, 2014, the Company entered into a financing arrangement as set forth below.

Notes issued after March 31, 2014	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible note	$400,000	10%	2 years	$7.00	(1)

(1)         In addition, if the Company completes a qualified public offering the principal amount will automatically convert into common shares at a conversion price equal to 80% of the initial public offering price.

Cash flows for the three months ended March 31, 2014 and March 31, 2013

Net cash used in operating activities

Net cash flows used in operating activities increased by $0.8 million, or 52%, to $2.2 million from $1.4 million for the three months ended March 31, 2014 and 2013, respectively. This increase was primarily due to a $3.7 million increase in net loss and a decrease of cash provided by accounts payable of $0.7 million, both of which were offset by non-cash components of the net loss of $2.6 million for the change in the fair value of derivative liabilities and a $0.8 million increase in the non-cash expense for share-based compensation.

Net cash used in investing activities

Net cash flows used in investing activities increased by $0.02 million to $0.02 million from $0.0 million for the three months ended March 31, 2014 and 2013, respectively. The increase was due to purchases of property and equipment. No other investing activities occurred in the three months ended March 31, 2014 and 2013.

Net cash from financing activities

Net cash flows from financing activities decreased by $1.1 million, or 93%, to $0.1 million from $1.2 million for the three months ended March 31, 2014 and 2013, respectively, primarily as a result of a $0.9 million decrease in proceeds from issuance of convertible notes payable and a $0.5 million decrease in proceeds from issuance of notes payable, offset, in part, by a decrease in payments on convertible and non-convertible notes payable of $0.3 million.

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

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements which are provided in Item 1 of this Form 10-Q, we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Notes payable to related parties, and interest expense and accrued interest to related parties are separately identified in our condensed consolidated financial statements. We also disclose significant terms of all transactions with related parties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weakness in our internal control over financial reporting as of March 31, 2014 described below and our inability to timely file our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, and the material weakness described below, our management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2014. Changes to internal control in the first quarter of 2014 included the addition of a consulting professional and adding a new member to the accounting staff.

Material Weakness and Plan of Remediation

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In conducting our review of our internal control over financial reporting, we identified a material weakness in our internal control over financial reporting relating to the adequacy of resources and controls resulting from the Company not having an adequate level of resources with the appropriate level of training and experience in regards to the application of generally accepted accounting principles for certain complex transactions. In addition, the Company did not maintain effective controls over the completeness and accuracy of financial reporting for complex or significant unusual transactions. This material weakness resulted in a material misstatement of our liabilities, shareholders’ deficit, net loss, non-cash expenses and related financial disclosures for the three month period ended September 30, 2013 that was not prevented or detected on a timely basis and, consequently, a restatement of the unaudited condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. Additionally, other prior period corrections related to recording of share-based compensation and other items described in Note 2 to our unaudited condensed consolidated financial statements contained in this Amendment No. 1 are attributable to the Company not having an adequate level of resources in regard to these transactions.

To remediate the material weakness, in the first half of 2014 we intend to identify and hire additional qualified accounting and finance personnel and retain consulting professional with greater knowledge and experience of GAAP and related regulatory requirements to supplement our internal resources. We also intend to evaluate and improve our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls over complex or significant unusual transactions. The Company has taken steps to begin implementing this remediation plan in the first quarter of 2014 by retaining a consulting professional with greater knowledge and experience of GAAP and related regulatory requirements and by adding a new member to the accounting staff.

Part II. Other Information

Item 1. Legal Proceedings

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on May 8, 2014, for a summary of material developments regarding legal proceedings reported in the Annual Report.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2014, a note issued in January 2009 to Shigeru Matsuda, a third party, with an original principal amount of JPY20,000,000 and accrued interest of JPY6,500,000 reached maturity pursuant to the original terms of the note. Upon maturity, the Company retired the note and issued a new convertible note in the principal amount of JPY26,500,000 which bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.05 per share.

In February 2014, a note issued in February 2013 to Yukio Hasegawa, a third party, with an original principal amount of $144,000 and accrued interest of $14,400 reached maturity pursuant to the original terms of the note. Upon maturity, the Company retired the note and issued a new convertible note in the principal amount of $158,400 which bears interest at 10% per annum. The term of this note is due on demand up to one year from the date of issuance. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

In March 2014, a note issued in March 2013 to J. R. Downey, a third party, with an original principal amount of $162,005 and accrued interest of $16,201 reached maturity pursuant to the original terms of the note. Upon maturity, the Company retired the note and issued a new convertible note in the principal amount of $178,206 which bears interest at 10% per annum. The term of this note is due on demand up to one year from the date of issuance. The principal amount plus the unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

All such securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The issuance of these securities was in each case exempt from the registration requirements of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters were used in connection with such sales of unregistered securities.

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

Emmaus Life Sciences, Inc.

Dated: May 19, 2014	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

	By:	/s/ Peter Ludlum
	Name:	Peter Ludlum
	Its:	Chief Financial Officer (principal financial and accounting officer)