Form 10-Q
period 2014-06-30
EMMAUS LIFE SCIENCES, INC.
filed 2014-08-14
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The registrant had 27,840,665 shares of common stock, par value $0.001 per share, outstanding as of August 8, 2014.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

Item 1. Financial Statements

 EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,604,594	$3,638,600
Accounts receivable	64,652	35,237
Inventories, net	259,338	239,009
Marketable securities	106,206	162,564
Prepaid expenses and other current assets	151,405	81,046
Total current assets	4,186,195	4,156,456

PROPERTY AND EQUIPMENT, Net	41,562	26,120

OTHER ASSETS
Marketable securities, pledged to creditor	448,235	686,090
Intangibles, net	1,000,000	1,107,143
Deposits	144,443	137,900
Total other assets	1,592,678	1,931,133
Total Assets	$5,820,435	$6,113,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,263,110	$2,283,446
Due to related party	594,446	394,446
Dissenting stockholders payable	—	125,000
Other current liability	40,200	—
Notes payable, net	1,180,000	1,765,070
Notes payable to related parties, net	825,562	925,641
Convertible notes payable, net	6,309,992	4,802,472
Convertible notes payable to related parties	560,706	560,706
Total current liabilities	11,774,016	10,856,781

LONG-TERM LIABILITIES
Liability classified warrants	9,678,000	5,928,000
Notes payable	833,335	200,000
Notes payable to related parties	133,333	—
Convertible notes payable, net	2,839,433	2,966,588
Total long-term liabilities	13,484,101	9,094,588
Total Liabilities	25,258,117	19,951,369

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 29,834,828 and 29,228,306 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	29,835	29,228
Additional paid-in capital	44,482,067	35,669,291
Accumulated other comprehensive (loss) income	(32,205)	262,683
Accumulated deficit	(63,917,379)	(49,798,862)
Total Stockholders’ Deficit	(19,437,682)	(13,837,660)
Total Liabilities & Stockholders’ Deficit	$5,820,435	$6,113,709

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES, Net	$107,404	$91,208	$192,094	$180,768

COST OF GOODS SOLD	60,881	54,988	107,783	98,972
GROSS PROFIT	46,523	36,220	84,311	81,796

OPERATING EXPENSES
Research and development	596,349	696,008	1,201,389	1,311,261
Selling	122,883	129,335	248,814	256,688
General and administrative	3,267,379	2,519,148	6,253,293	4,831,403
	3,986,611	3,344,491	7,703,496	6,399,352

LOSS FROM OPERATIONS	(3,940,088)	(3,308,271)	(7,619,185)	(6,317,556)

OTHER INCOME (EXPENSE)
Gain on derecognition of accounts payable	—	—	—	341,361
Change in fair value of liability classified warrants	643,256	—	(1,979,744)	—
Warrant exercise inducement expense	(3,523,000)	—	(3,523,000)	—
Interest and other income (loss)	(4,761)	5,081	(23,166)	10,722
Interest expense	(553,561)	(496,483)	(970,922)	(1,101,010)
	(3,438,066)	(491,402)	(6,496,832)	(748,927)

LOSS BEFORE INCOME TAXES	(7,378,154)	(3,799,673)	(14,116,017)	(7,066,483)
INCOME TAXES (BENEFIT)	—	(134,640)	2,500	(399,252)
NET LOSS	(7,378,154)	(3,665,033)	(14,118,517)	(6,667,231)

COMPONENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized holding gain (loss) on securities available-for-sale	29,615	213,987	(294,213)	638,596
Unrealized foreign translation	(1,561)	(24,613)	(675)	(26,432)
COMPREHENSIVE LOSS	$(7,350,100)	$(3,475,659)	$(14,413,405)	$(6,055,067)
NET LOSS PER COMMON SHARE	$(0.25)	$(0.14)	$(0.48)	$(0.27)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,368,691	25,391,949	29,298,886	25,141,376

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 31, 2013 TO JUNE 30, 2014

(UNAUDITED)

	Common stock –par value $0.001 per share, 100,000,000 shares authorized		Additional	Accumulated Other
	Shares	Common Stock	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance, December 31, 2013	29,228,306	$29,228	$35,669,291	$262,683	$(49,798,862)	$(13,837,660)

Beneficial conversion feature relating to convertible notes payable	—	—	465,926	—	—	465,926
Warrant issued in conjunction with convertible note	—	—	126,732	—	—	126,732
Proceeds from exercise of warrants	1,106,522	1,107	3,866,745	—	—	3,867,852
Excess value of liability classified warrants upon exercise	—	—	1,752,744	—	—	1,752,744
Common stock repurchased and cancelled	(500,000)	(500)	(377,000)	—	—	(377,500)
Share-based compensation	—	—	2,977,629	—	—	2,977,629
Unrealized loss on marketable securities, net of tax	—	—	—	(294,213)	—	(294,213)
Foreign currency translation effect	—	—	—	(675)	—	(675)
Net loss	—	—	—	—	(14,118,517)	(14,118,517)
Balance, June 30, 2014	29,834,828	$29,835	$44,482,067	$(32,205)	$(63,917,379)	$(19,437,682)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,118,517)	$(6,667,231)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	115,105	119,864
Interest expense accrued from discount of convertible note	384,523	580,064
Gain on derecognition of accounts payable	—	(341,361)
Share-based compensation	2,977,629	2,247,268
Warrant exercise inducement expense	3,523,000	—
Change in fair value of liability classified warrants	1,979,744	—
Tax benefit recognized on unrealized gain on marketable securities available-for-sale	—	(401,802)
Net changes in operating assets and liabilities
Accounts receivable	(29,219)	34,036
Inventory	(17,001)	32,436
Prepaid expenses and other current assets	(68,244)	(21,771)
Deposits	(6,324)	94,640
Accounts payable and accrued expenses	(29,294)	609,017
Due to related party	200,000	—
Other current liability	40,200	—
Net cash flows used in operating activities	(5,048,398)	(3,714,840)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(23,378)	(1,202)
Net cash flows used in investing activities	(23,378)	(1,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	58,832	1,558,200
Proceeds from convertible notes payable issued	1,611,187	1,961,644
Due to dissenters	(125,000)	(60,000)
Repurchase of common stock	(377,500)	—
Payments of notes payable	—	(522,236)
Payments of convertible notes payable	—	(216,640)
Proceeds from exercise of warrants	3,867,852	—
Proceeds from issuance of common stock	—	1,165,700
Net cash flows from financing activities	5,035,371	3,886,668
Effect of exchange rate changes on cash	2,399	(30,259)

Net (decrease) increase in cash and cash equivalents	(34,006)	140,367
Cash and cash equivalents, beginning of period	3,638,600	402,823
Cash and cash equivalents, end of period	$3,604,594	$543,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$208,899	$58,592
Income taxes paid	$2,500	$2,550
Non-cash financing activities:
Stock issued as a payment of professional fee	$—	$101,999
Conversion of notes payable to common stock	$—	$2,586,589
Conversion of accrued interest payable to common stock	$—	$6,311

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS

Organization — Emmaus Life Sciences, Inc. (the “Company” or “Emmaus”), which is engaged in the discovery, development, and commercialization of innovative treatments and therapies primarily for rare and orphan diseases, was incorporated in the state of Delaware on September 24, 2007. Pursuant to an Agreement and Plan of Merger, dated April 21, 2011 (the “Merger Agreement”), by and among the Company, AFH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“AFH Merger Sub”), AFH Holding and Advisory, LLC (“AFH Advisory”), and Emmaus Medical, Inc. (“Emmaus Medical”), Emmaus Medical merged with and into AFH Merger Sub with Emmaus Medical continuing as the surviving entity (the “Merger”). Upon the closing of the Merger, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” and became the parent company of Emmaus Medical. The Company changed its name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.” on September 14, 2011.

Emmaus Medical is a Delaware corporation originally incorporated on September 12, 2003. Emmaus Medical, LLC was organized on December 20, 2000. In October 2003, Emmaus Medical, LLC conducted a reorganization and merged with Emmaus Medical. As a result of the merger, Emmaus Medical acquired the exclusive patent rights for a treatment for sickle cell disease (“ SCD”).

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

Nature of Business — The Company has undertaken the business of developing and commercializing cost-effective treatments and therapies for rare diseases. The Company’s primary business purpose is to commercialize its treatment for SCD.

To a lesser extent, the Company is also engaged in the marketing and sale of NutreStore®, which has received approval from the Food and Drug Administration (“FDA”), as a treatment for short bowel syndrome (“SBS”), in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. The Company’s indirect wholly-owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. The Company also owns a minority interest of less than 1% in CellSeed, Inc., a Japanese company listed on the Tokyo Stock Exchange, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2014 and 2013.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2013, and the notes thereto, which are included in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Immaterial Corrections of Prior Year Amounts — During the preparation of its consolidated financial statements for the year ended December 31, 2013, the Company determined that it had incorrectly recognized share-based compensation expense prior to the grant date for stock options awarded to certain employees and consultants. The Company has corrected this immaterial error in its accompanying 2013 quarterly financial statements. The impact of this correction resulted in a $0.1 million reduction of share-based compensation expense for the three month period ended June 30, 2013 and a $0.2 million reduction for the six months ended June 30, 2013.

In the quarter ended June 30, 2013, the Company incorrectly accounted for the May 2013 issuance of shares of its common stock to the Company’s CEO in exchange for the termination of a promissory note held by the CEO and accrued interest thereon. The remaining unamortized loan discount of $249,861 was originally recorded as interest expense. This has been corrected to report the remaining unamortized loan discount of $249,861 as a debt extinguishment loss between related entities which is recorded as a capital transaction.

In the quarter ended June 30, 2013, the Company incorrectly recorded the cancelation of 2,504,249 shares of its common stock held by AFH Advisory, Griffin Ventures, Ltd. (“Griffin”), and The Amir & Kathy Heshmatpour Family Foundation (the “Foundation”), and the cancelation of a payment obligation to AFH Advisory in the amount of $394,446. The cancelations had been ordered by the court in connection with a partial summary judgment in the Company’s favor in the ongoing litigation against AFH Advisory, as further described in Note 9—Related Party Transactions. While the partial summary judgment in favor of the Company led to the cancelation of 2,504,249 shares of the Company’s common stock by the Company’s transfer agent on June 28, 2013, the cancelation of such shares and payment obligation is subject to appeal until 30 days after the completion of final court proceedings. The Company has made an adjustment to the accompanying consolidated financial statements for the year ended December 31, 2013 to continue to present these shares as outstanding, and has restored $394,446 to the balance sheet as an amount due to related parties until the right of appeal has lapsed and all contingencies have been resolved.

The Company also determined that it had not recognized a tax benefit on the unrealized gain on marketable securities in other comprehensive income. The Company has corrected this immaterial error in its accompanying 2013 quarterly financial statements. The impact of this correction resulted in a $0.1 million adjustment to the tax benefit recognized on unrealized gain on marketable securities for the three month period ended June 30, 2013 and a $0.4 million adjustment for the six months ended June 30, 2013.

Going concern — The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had losses for the six months ended June 30, 2014 totaling $14,118,517. In addition, the Company has a significant amount of notes payable and other obligations due within this year and is projecting that its operating losses and expected capital needs will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future, including the expected costs relating to the commercialization of the Company’s pharmaceutical grade L-glutamine treatment for SCD. In order to meet the Company’s expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. However, there can be no assurance that the Company will be able to complete any additional equity or debt financings or enter into partnership agreements. Therefore, due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In addition, the initial value of warrants issued by the Company in a private placement, as well as the fair value of additional warrants issued to replace the warrants exercised, and the change in fair value of the liability classified warrants were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model and were recorded as a liability classified warrants. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future.

Inventories — Inventories as of June 30, 2014 are valued on a first-in, first-out basis at the lower of cost or market value. Work-in-process inventories consist of raw material L-glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the raw material purchased during the six months ended June 30, 2014 were from one vendor and during 2013 were from two vendors.

Inventory by category	June 30, 2014	December 31, 2013
Raw material	$38,950	$20,700
Work-in-process	1,716	68,887
Finished goods	218,672	149,422
	$259,338	$239,009

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2014 and 2013 were $132,475 and $100,308, respectively.

Comprehensive (loss) income — Comprehensive (loss) income includes net loss and other comprehensive (loss) income. The items of other comprehensive (loss) income for the Company are unrealized gains and losses on marketable securities classified as available-for-sale and foreign translation adjustments relating to its subsidiaries. When the Company realizes a gain or loss on securities available-for-sale for which an unrealized gain or loss was previously recognized, a corresponding reclassification adjustment is made to remove the unrealized gain or loss from accumulated other comprehensive income and reflect the realized gain or loss in current operations.

Marketable securities — Investment securities as of June 30, 2014 and December 31, 2013 are classified as available-for-sale. Available-for-sale securities are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed, Inc. securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 48,550 shares of CellSeed stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed’s IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010. As of June 30, 2014 and December 31, 2013, the closing price per share was 1,165 Yen and 1,840 Yen, respectively.

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

During the fourth quarter of 2013, the Company sold 25,000 of the shares released by Mitsubishi in open market transactions. As of June 30, 2014 and December 31, 2013, 9,300 shares of CellSeed stock are classified as a current asset, as they are available for sale by the Company. The remaining 39,250 shares of CellSeed stock are pledged to secure the Mitsubishi note and are classified as marketable securities, pledged to creditor.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at June 30, 2014. The fair value of the Company’s debt instruments is not materially different from their carrying values as presented. The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

The Company issued stock purchase warrants in conjunction with its September 2013 private placement and the June 2014 warrant exercises and issuance (see Note 7) that are accounted for as liability classified warrants whose fair market value is determined using Level 3 inputs. These inputs include expected term and expected volatility.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2014 and the year ended December 31, 2013:

	Liability Classified warrants – Stock Purchase Warrants
	June 30, 2014	December 31, 2013
Balance, beginning of period	$5,928,000	$—
Fair value at issuance date	3,523,000	6,860,000
To reduce the warrants exercised to intrinsic value	(1,770,256)	—
To record settlement of liability associated with warrants exercised	(1,752,744)	—
Change in fair value included in the statement of comprehensive loss	3,750,000	(932,000)
Balance, end of period	$9,678,000	$5,928,000

The initial value of the liability classified warrants as of September 11, 2013 and the change in fair value of the liability classified warrants as of December 31, 2013, June 10, 2014 (the date of exercise and issuance) and June 30, 2014 were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. The values as of September 11, 2013, December 31, 2013 and June 30, 2014 were calculated based on the following assumptions:

	June 30, 2014	June 10, 2014	December 31, 2013	Initial Value
Stock price	$5.10	$5.10	$3.60	$3.60
Risk-free interest rate	1.25%	1.32%	1.75%	1.72%
Expected volatility (peer group)	68.40%	68.20%	63.20%	72.40%
Expected life (in years)	4.20	4.26	4.70	5.00
Expected dividend yield	—	—	—	—
Number outstanding	3,020,501	3,020,501	3,020,501	3,020,501
Balance, end of period	$9,678,000	$9,714,000	$5,928,000	$6,860,000

Debt and Related Party Debt — The Company accounts for the proceeds from the issuance of convertible notes payable with detachable stock purchase warrants and embedded conversion features in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. Under FASB ASC 470-20, the proceeds from the issuance of a debt instrument with detachable stock purchase warrants shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is accounted for as additional paid-in capital and the remaining proceeds are allocated to the debt instrument which resulted in a discount to debt which is amortized and charged as interest expense over the term of the note agreement. Additionally, pursuant to FASB ASC 470-20, the intrinsic value of the embedded conversion feature of the convertible notes payable is included in the discount to debt and amortized and charged to interest expense over the life of the note agreement. The following chart shows the effective interest rates on the original loan principal amount for loans originated in the respective periods that either had a beneficial conversion interest or an attached warrant:

Type of Loan	Term of Loan	Annual Interest Rate	Original Loan Principal Amount	Conv. Rate	Beneficial Conversion Discount Amount	Warrants	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2013 convertible notes payable	1~2 years	10%	$3,079,666	$3.30	$396,801	50,000	—	$116,831	19.1% ~ 61.6%
2014 convertible notes payable	6 mo~ 2 years	10%	859,320	$3.05 ~ $3.30	465,926	50,000	$3.50	$126,732	28.0% ~ 100.4%
Total			$3,938,986		$862,727	100,000		$243,563

Related party notes are disclosed as separate line items in the Company’s balance sheet presentation.

Net loss per share — In accordance with FASB ASC Topic 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is computed similar to the basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2014 and 2013, there were 14,842,339 and 10,583,956 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

Recent accounting pronouncements — In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This amendment will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. The core principle of the revenue recognition guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. For public companies, these amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (early adoption prohibited). The standard permits the use of either the retrospective or cumulative effect transition method. Currently, the Company is assessing the impact of adoption of the amendment on its financial statements and accompanying notes.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2014	December 31, 2013
Equipment	$134,828	$128,343
Leasehold improvements	31,939	23,054
Furniture and fixtures	60,410	52,269
Sub total	227,177	203,666
Less: accumulated depreciation	(185,615)	(177,546)
Total	$41,562	$26,120

During the six months ended June 30, 2014 and 2013, depreciation expense was $8,069 and $12,721, respectively.

NOTE 4 — INTANGIBLE ASSETS

The Company is licensed to market and sell NutreStore L-glutamine powder for oral solution as a treatment for SBS.

In April 2011, the Company entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, entered into an addendum to the Research Agreement. Pursuant to the Individual Agreement, CellSeed granted the Company the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) for the cornea in the United States and agreed to disclose to the Company its accumulated information package for the joint development of CAOMECS. Under the Individual Agreement, the Company agreed to pay CellSeed $1.5 million, which it paid in February 2012. The technology acquired under the Individual Agreement is being used to support an ongoing research and development project and management believes the technology has alternative future uses in other future development initiatives.

Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products. Under the Research Agreement, as supplemented by the addendum, the Company agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the accumulated information package, as defined in the Research Agreement, to the Company and the Company providing written confirmation of its acceptance of the complete Package, which has not yet been completed as of June 30, 2014.

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

Intangible assets consisted of the following at:

	June 30, 2014	December 31, 2013
License fees and patent filing costs	$2,250,000	$2,250,000
Less: accumulated amortization	(1,250,000)	(1,142,857)
Total	$1,000,000	$1,107,143

During the six months ended June 30, 2014 and 2013, amortization expense was $107,143. As of June 30, 2014, estimated aggregate amortization expense for the next five years is as follows:

Periods ending December 31,	Amount
2014	$107,143
2015	214,286
2016	214,286
2017	214,286
2018	214,286
Thereafter	35,713
Total	$1,000,000

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	June 30, 2014	December 31, 2013
Accounts payable
Clinical trial management expenses	$24,102	$270,694
Legal expenses	92,414	178,119
Other vendors	477,894	386,847
Subtotal	594,410	835,660
Accrued interest payable, related parties	148,453	195,051
Accrued interest payable	785,642	473,356
Accrued expenses	249,605	294,379
Deferred salary	485,000	485,000
Total accounts payable and accrued expenses	$2,263,110	$2,283,446

NOTE 6 — NOTES PAYABLE

Notes payable consisted of the following at June 30, 2014:

Year Issued	Interest rate range	Term of Notes	Conv. Price	Principal Outstanding June 30, 2014	Discount Amount June 30, 2014	Carrying Amount June 30, 2014	Shares Underlying Principal as of June 30, 2014	Principal Outstanding December 31, 2013	Discount Amount December 31, 2013	Carrying Amount December 31, 2013	Shares Underlying Principal as of December 31, 2013
Convertible notes payable
2009	6.50%	5 years	$3.05	$—	$—	$—	—	$254,460	$—	$254,460	83,366
2010	0 ~ 6.0%	5 years	$3.05	74,000	5,751	68,249	24,243	74,000	8,308	65,692	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2012	10%	2 years	$3.30~$3.60	251,100	—	251,100	71,000	251,100	—	251,100	71,000
2013	10%	6 months ~ 2 years	$3.30~$3.60	6,057,601	48,622	6,008,979	1,746,547	6,913,606	215,798	6,697,808	1,998,215
2014	10%	Due on demand ~2 years	$3.05~$7.00	2,721,652	400,555	2,321,097	579,239	—	—	—	—
				$9,604,353	$454,928	$9,149,425	2,584,838	$7,993,166	$224,106	$7,769,060	2,340,638

		Current		$6,698,203	$388,211	$6,309,992	1,927,078	$4,955,868	$153,396	$4,802,472	1,438,033
		Non-current		$2,906,150	$66,717	$2,839,433	657,760	$3,037,298	$70,710	$2,966,588	902,605

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$373,000	$—	$373,000	113,030	$373,000	$—	$373,000	113,030
2013	10%	1 year	$3.60	187,706	—	187,706	52,141	187,706	—	187,706	52,141
				$560,706	$—	$560,706	165,171	$560,706	$—	$560,706	165,171

		Current		$560,706	$—	$560,706	165,171	$560,706	$—	$560,706	165,171

Notes payable
2012	11%	2 years	NA	$—	$—	$—	—	$833,335	$18,265	$815,070	—
2013	2% ~ 10%	Due on demand ~ 2 years	NA	1,180,000	—	1,180,000	—	1,150,000	—	1,150,000	—
2014	11%	2 years	NA	833,335	—	833,335	—	—	—	—	—
				$2,013,335	$—	$2,013,335	—	$1,983,335	$18,265	$1,965,070	—

		Current		$1,180,000	$—	$1,180,000	—	$1,783,335	$18,265	$1,765,070	—
		Non-current		$833,335	$—	$833,335	—	$200,000	$—	$200,000	—

Notes payable - related party
2012	8% ~ 10%	Due on demand	NA	$656,730	$—	$656,730	—	$880,062	$4,421	$875,641	—
2013	8%	Due on demand	NA	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	NA	252,165	—	252,165	—	—	—	—	—
				$958,895	$—	$958,895	—	$930,062	$4,421	$925,641	—

		Current		$825,562	$—	$825,562	—	$930,062	$4,421	$925,641	—
		Non-current		$133,333	$—	$133,333	—	$—	$—	$—	—

		Grand Total		$13,137,289	$454,928	$12,682,361	2,750,009	$11,467,269	$246,792	$11,220,477	2,505,809

The average stated interest rate of notes payable as of June 30, 2014 and December 31, 2013 was 10%. The average effective interest rate of notes payable as of June 30, 2014 and December 31, 2013 remained the same at 15%, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company’s common stock at the stated conversion price at any time during the term of their convertible notes. Conversion prices on the convertible notes payable range from $3.05 to $7.00 per share. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows at June 30, 2014:

Year Ending	Payments Due
2014	$6,804,813
2015	3,085,761
2016	3,246,715
Total	$13,137,289

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

The warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as a liability classified warrants, were originally recorded at fair value, and will be adjusted to fair market value each reporting period.

Stock warrants — In addition to the warrants issued in connection with the Private Placement discussed above, during the year ended December 31, 2013, the Company issued warrants in connection with the issuance of a convertible note to purchase an aggregate of 50,000 shares of common stock at a per share exercise price equal to $3.30 per share. Also, in December 2013, the warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share that had previously been issued to a director expired. On May 1, 2014, in connection with the issuance of a convertible note, the Company issued a five year warrant to purchase an aggregate of 50,000 shares of common stock at an exercise price of $3.50 per share in 2014.

Warrant exercises and issuance — On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share. The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model.

A summary of outstanding warrants as of June 30, 2014 is presented below.

	Six months ended June 30, 2014	Year ended December 31, 2013
Warrants outstanding, beginning of period	6,279,296	3,408,795
Granted	1,145,465	3,370,501
Exercised	(1,106,522)	—
Cancelled, forfeited and expired	(25,001)	(500,000)
Warrants outstanding, end of period	6,293,238	6,279,296

A summary of outstanding warrants by year issued and exercise price as of June 30, 2014 is presented below.

	Outstanding			Exercisable
Year issued and Exercise Price	Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
Balance 2012
$1.00	1,222,058	0.46	$1.00	1,222,058	$1.00
$2.50	1,000,000	1.16	$2.50	1,000,000	$2.50
$3.05	287,436	0.89	$3.05	287,436	$3.05
75% of FMV	363,243	0.28	75% of FMV	363,243	75% of FMV
2012 total	2,872,737			2,872,737

During 2013
$3.50	2,225,036	4.20	$3.50	2,225,036	$3.50
$3.30	50,000	3.84	$3.30	50,000	$3.30
2013 total	2,275,036			2,275,036

During 2014
$3.50	1,145,465	4.23	$3.50	1,145,465	$3.50
Total	6,293,238			6,293,238

Stock options — Management has valued stock options at their date of grant utilizing the Black-Scholes-Merton Option pricing model. The fair value of the underlying shares was determined based on recent sales of Company shares to third parties. The expected volatility was calculated using the historical volatility of a similar public entity in the industry through August 2013 and a group of similar public entities thereafter. The following table shows assumptions used on recent dates on which options were granted by the Board of Directors.

	May 8, 2014	February 26, 2014	July 18, 2013	February 28, 2013
Stock price	$4.90	$3.60	$3.60	$3.60
Exercise price	$4.90	$3.60	$3.60	$3.60
Term	10 years	10 years	10 years	10 years
Risk-Free Interest Rate	2.61%	2.67%	2.56%	1.89%
Dividend Yield	0%	0%	0%	0%
Volatility	75.50%	76.60%	113.60%	119.30%

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

During the six months ended June 30, 2014, the Company’s Board of Directors granted 740,000 options to its directors, employees and consultants. Of these options, 438,000 options will vest over three years starting February 26, 2015, have an exercise price of $3.60 per share, and are exercisable through 2024, the remaining 302,000 options will vest over three years starting May 8, 2015, have an exercise price of $4.90 per share, and are exercisable through 2024. In addition, 340,000 options that were approved by the Company’s Board of Directors in April 2012 were deemed issued during the six months ended June 30, 2014. Two-thirds of these options have vested and the remaining one-third will vest by April 2015. These options have an exercise price of $3.60 per share and are exercisable through 2022. The aggregate fair value of these groups of options was approximately $2.7 million. As of June 30, 2014, there were 5,569,000 options outstanding under the 2011 Stock Incentive Plan and 11,795 options outstanding that were issued prior to the 2011 Stock Incentive Plan.

A summary of outstanding options as of June 30, 2014 is presented below.

		2011 Stock Incentive Plan
	Prior Plan	June 30, 2014	December 31, 2013
Options outstanding, beginning of period	11,795	4,504,000	1,199,000
Granted	—	1,080,000	3,305,000
Exercised	—	—	—
Cancelled, forfeited and expired	—	(15,000)	—
Options outstanding, end of period	11,795	5,569,000	4,504,000

Registration Rights — The Company has agreed to use its commercially reasonable best efforts to have on file with the SEC, by September 11, 2014 and at the Company’s sole expense, a registration statement to permit the public resale of 4,115,966 shares of the Company’s common stock and 3,320,501 shares of common stock underlying warrants (collectively, the “Registrable Securities”). In the event such registration statement includes securities to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act, and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such registration statement that the number of Registrable Securities proposed to be sold in such offering is greater than the number of such securities which can be included in such offering without materially adversely affecting such offering, the Company will include in such registration (i) first, any securities the Company proposes to sell, and (ii) second, the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above apply until all Registrable Securities have been sold pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing. If the shares of common stock underlying warrants to purchase 2,225,036 shares are not registered for resale at the time of exercise on or after September 11, 2014 or if the shares of common stock underlying warrants to purchase 1,095,465 shares are not registered for resale at the time of exercise on or after June 10, 2015, and in each such case the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Distribution contract — Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For these services, the Company pays a monthly commercialization management fee of $5,000 with discount.

Operating leases — The Company leases its office space under operating leases with unrelated entities. The rent expense during the six months ended June 30, 2014 and 2013 amounted to $58,530 and $66,420, respectively.

Future minimum lease payments under the agreements are as follows:

2014	$65,723
2015	75,346
2016	9,797
$150,866

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

NOTE 9 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to the Company’s loans from related persons outstanding as of June 30, 2014.

Class	Lender	Interest rate	Date of loan	Term of Loan	Principal Amount Outstanding at June 30, 2014	Highest Principal outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conv. Rate	Shares underlying principal at June 30, 2014
Current, Promissory note payable to related parties:
	Hope Int’l Hospice (1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$8,000	NA	—
	Hope Int’l Hospice (1)	8%	6/14/2012	Due on demand	200,000	200,000	—	12,000	NA	—
	Hope Int’l Hospice (1)	8%	6/21/2012	Due on demand	100,000	100,000	—	4,000	NA	—
	Yutaka Niihara (2)(4)	10%	12/5/2012	Due on demand	156,730	1,213,700	1,056,970	60,851	NA	—
	Hope Int’l Hospice (1)	8%	2/11/2013	Due on demand	50,000	50,000	—	2,000	NA	—
	Lan T Tran (2)	11%	2/10/2014	2 years (3)	106,976	106,976	—	—	NA	—
	Cuc T Tran (5)	11%	3/5/2014	1 year	11,856	11,856	—	—	NA	—
				Sub total	$825,562	$1,882,532	1,056,970	86,851	—	—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on demand	$373,000	$388,800	$15,800	$—	$3.30	113,030
	Hideki & Eiko Uehara (5)	10%	9/7/2013	1 year	35,640	35,640	—	—	$3.60	9,900
	MLPF&S Cust. FBO Willis C.Lee (2)	10%	10/5/2013	1 year	152,066	152,066	—	—	$3.60	42,241
				Sub total	$560,706	$576,506	$15,800	$—	—	165,171

Long-term, Promissory note payable to related parties:
	Hideki & Eiko Uehara (5)	11%	2/15/2014	2 years	$133,333	$133,333	$—	$7,363	NA	—
				Sub total	$133,333	$133,333	$—	$7,363	—	—

				Total	$1,519,601	$2,592,371	$1,072,770	$94,215	—	165,171

(1)    Dr. Niihara is also the CEO of Hope International Hospice, Inc.

(2)    Officer

(3)    Due on demand

(4)    Director

(5)    Family of Officer/Director

The foregoing table does not reflect $200,000 of subscription proceeds received from one director and a relative of such director during June 2014. The proceeds are included in due to related parties because the convertible notes subscribed for had not yet been issued at June 30, 2014.

The following table sets forth information relating to the Company’s loans from related persons outstanding as of December 31, 2013.

Class	Lender	Interest rate	Date of loan	Term of Loan	Principal Amount Outstanding as of December 31, 2013	Highest Principal outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conv. Rate	Shares Underlying Principal as of December 31, 2013
Current, Promissory note payable to related parties:
	Hope Int’l Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$20,000	NA	—
	Lan T Tran(2)	11%	2/10/2012	2 years(3)	80,000	205,000	125,000	—	NA	—
	Hideki & Eiko Uehara(5)	11%	2/15/2012	2 years(3)	133,333	133,333	—	14,433	NA	—
	Hope Int’l Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	20,000	NA	—
	Hope Int’l Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	10,000	NA	—
	Cuc T Tran(5)	11%	6/27/2012	1 year	10,000	10,000	—	—	NA	—
	Yutaka Niihara(2)(4)	10%	12/5/2012	Due on demand	156,730	1,213,700	1,056,970	—	NA	—
	Hope Int’l Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	3,000	NA	—
				Sub total	$930,063	$2,112,033	$1,181,970	$67,433	—	—
				Less discount	$(4,422)
				Total	$925,641

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$373,000	$388,800	$15,800	$—	$3.30	113,030
	Hideki & Eiko Uehara(5)	10%	9/7/2013	1 year	35,640	35,640	—	—	$3.60	9,900
	MLPF&S Cust. FBO Willis C.Lee(2)(4)	10%	10/5/2013	1 year	152,066	152,066	—	—	$3.60	42,240
				Sub total	$560,706	$576,506	$15,800	$—	—	165,170

				Total	$1,486,347	$2,688,539	$1,197,770	$67,433	—	165,170

(1)    Dr. Niihara, who is the Company’s CEO, is also the CEO of Hope International Hospice, Inc.

(2)    Officer

(3)    Due on demand

(4)    Director

(5)    Family of Officer/Director

Since July 2012, the Company has been engaged in litigation with AFH Advisory, which was the sole stockholder of AFH Acquisition IV immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. In September 2012 AFH Advisory and related parties filed a complaint against the Company in the Superior Court of Delaware. In October 2012, the Company filed counterclaims against the plaintiffs and third-party claims against Amir Heshmatpour. Mr. Heshmatpour is a former officer of AFH Acquisition IV, Inc. (prior to the Merger) and former director of the Company and is the Managing Partner of AFH Advisory. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company in its litigation against AFH Advisory, Griffin, the Foundation and Amir Heshmatpour. The order, among other things, (i) stated that a letter of intent previously entered into between the Company and AFH Advisory (the “Letter of Intent”) was properly terminated as of July 19, 2012 by the Company, and (ii) ordered the transfer agent for the Company to effect the cancellation of 2,504,249 shares of the Company’s common stock held by AFH Advisory, Griffin and the Foundation. The cancellation of such shares was effected by the Company’s transfer agent on June 28, 2013. While no appeal of this ruling has been pursued, if the court’s ruling is appealed, it could result in the Company incurring liabilities and expenses that may have a material adverse effect on its financial condition and cash flows. The cancellation of such shares is subject to appeal until 30 days after the completion of trial court proceedings. While the partial summary judgment in favor of the Company in this litigation noted above led to the cancellation of 2,504,249 shares of the Company’s common stock by the transfer agent on June 28, 2013, the Company will continue to present these shares in its financial statements as outstanding until the right of appeal has lapsed and all contingencies have been resolved. The Company’s cause of action for fraud, which was not part of the summary judgment, has not yet been litigated or settled.

NOTE 10 — GEOGRAPHIC INFORMATION

For the six months ended June 30, 2014 and 2013, the Company earned revenue from countries outside of the United States as outlined in the table below. The Company did not have any significant currency translation or foreign transaction adjustments during the six months ended June 30, 2014 or 2013.

Country	Sales six months ended June 30, 2014	% of Total revenue six months ended June 30, 2014	Sales six months ended June 30, 2013	% of Total revenue six months ended June 30, 2013
Japan	$78,388	41%	$88,629	49%
South Korea	45,312	24%	—	—
Taiwan	27,730	15%	3,480	2%

NOTE 11 — SUBSEQUENT EVENTS

In July 2014, an aggregate of $1,423,676 in principal and accrued interest on convertible notes was converted into common stock at a conversion price of $3.30 per share.

In July 2014, warrants were exercised to purchase 78,000 shares of the Company’s common stock at an exercise price of $3.675 per share.

NOTE 12 — AMOUNTS RECLASSIFIED OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show amounts added to and reclassified out of accumulated other comprehensive income:

	Unrealized holding gain (loss) on securities available-for-sale	Unrealized foreign translation	Total
Balance – December 31, 2013	$289,389	$(26,706)	$262,683
Other comprehensive income before reclassifications	(294,213)	(675)	(294,888)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(294,213)	(675)	(294,888)
Balance – June 30, 2014	$(4,824)	$(27,381)	$(32,205)

Balance – December 31, 2012	$(4,386)	$(8,046)	$(12,432)
Other comprehensive income before reclassifications	638,596	(26,432)	612,164
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	638,596	(26,432)	612,164
Balance – June 30, 2013	$634,210	$(34,478)	$599,732
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

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining FDA and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our L-glutamine treatment for SCD, our ability to commercialize our L-glutamine treatment for SCD, our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

Company Overview

We are a biopharmaceutical company engaged in the discovery, development and commercialization of innovative treatments and therapies primarily for rare and orphan diseases. We are initially focusing our product development efforts on SCD, a genetic disorder. Our lead product candidate is an oral pharmaceutical grade L-glutamine treatment that demonstrated positive clinical results in our completed Phase 3 clinical trial for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD.

SCD is an inherited blood disorder characterized by the production of an altered form of hemoglobin which polymerizes and becomes fıbrous, causing red blood cells to become rigid and change form so that they appear sickle shaped instead of soft and rounded. Patients with SCD suffer from debilitating episodes of sickle cell crisis, which occur when the sickle shaped, adhesive and inflexible red blood cells occlude blood vessels. Sickle cell crisis causes excruciating pain as a result of insufficient oxygen being delivered to tissue, referred to as tissue ischemia, and inflammation. These events may lead to organ damage, stroke, pulmonary complications, skin ulceration, infection and a variety of other adverse outcomes.

We have completed a 230 patient randomized, double-blind, placebo-controlled, parallel-group, multi-center Phase 3 clinical trial which enrolled adult and pediatric patients as young as five years of age, involving 31 sites in the United States. Our L-glutamine treatment and the placebo were randomized by site and by patients using hydroxyurea, a chemotherapeutic agent first approved for SCD by the FDA in 1998.

Preliminary data from this clinical trial adjusted for hydroxyurea use demonstrate that patients treated with our L-glutamine product candidate over a 48-week period experienced a statistically significant 25% reduction (from four to three; p-value = 0.008) in the median frequency of sickle cell crises and a statistically significant 33% reduction (from three to two; p-value = 0.018) in the median frequency of hospitalizations. Positive results were observed for both those on hydroxyurea and those not taking hydroxyurea.

To account for the wide variation in number of subjects enrolled at each site and to be able to perform meaningful analyses, the sites were grouped into five geographic regions. Once stratified, or adjusted, for both hydroxyurea use and geographic region, the p-value for the reduction in the number of painful sickle cell crises was 0.063, which did not meet the p-value of 0.045 that had been pre-specified for this Phase 3 clinical trial. Using the same stratification factors, the p-value for the reduction in hospitalization was 0.041, which met the p-value of 0.045 that had been pre-specified for this Phase 3 clinical trial.

On June 11, 2014, we met with the FDA to discuss the preliminary data from our Phase 3 clinical trial and our plans to submit a New Drug Application, or NDA, based on our single Phase 3 clinical trial. In minutes of the meeting that the FDA has provided to us, based on their review of partial data from our Phase 3 clinical trial, the FDA expressed concern that the data on the primary endpoint of painful sickle cell crisis (controlling for both geographic region and hydroxyurea use) did not reach the pre-specified p-value significance level of 0.045.

The FDA commented that the primary efficacy results were inconsistent among geographic regions, as shown by the large difference in results observed based on the stratified analyses adjusted for both geographic region and hydroxyurea use versus being adjusted for hydroxyurea use only. The FDA commented that a reduction in the median number of painful sickle cell crises by one (from four to three) is not clinically meaningful and is not consistent across geographic regions. The FDA asked us to provide explanations for the differences in results observed based on the stratified analysis adjusted for geographic region and hydroxyurea.

The FDA also commented on the number of patients who discontinued the study, which was greater in the L-glutamine group, and the FDA would need to understand what impact the imputation of such data, which is a method of accounting for missing information, would have on the interpretation of the results.

Based on preliminary data, the FDA recommended a second Phase 3 study be conducted to support the indication for SCD and suggested enrolling patients with a higher baseline level of sickle cell crises to help demonstrate a larger difference in the mean results. The FDA’s recommendation was without consideration of complete data and information, which we intend to provide to the FDA.

Based on other questions we submitted to the FDA regarding the previous pre-clinical work and evidence gathered for the L-glutamine treatment related to pharmacology, toxicology, and clinical pharmacology, the FDA noted that the information provided appeared to be acceptable; however, final affirmations regarding such matters would be made during the NDA review. The FDA also made certain recommendations to the chemistry, manufacturing and controls of our L-glutamine treatment for SCD which we believe we will be able to successfully incorporate or address.

We believe that the complete Phase 3 study data, including supplemental analysis, will address the FDA’s questions and comments. These additional data and information we believe will provide clinically meaningful and statistically very persuasive findings that support consideration of our NDA without a second Phase 3 study. We intend to submit the complete study results and additional analysis for pre-NDA review to the FDA during the third quarter of 2014. There can be no assurance that the additional data and analysis will affect the position expressed by the FDA.

Regarding the submission of NDAs that include only one Phase 3 clinical trial, the FDA has in some cases accepted evidence from one clinical trial to support a finding of substantial evidence of effectiveness. A change in the law under the U.S. Food and Drug Administration Modernization Act of 1997 made clear that the FDA may consider data from only one adequate and well-controlled clinical investigation and confirmatory evidence if the FDA determines that such evidence is sufficient to establish effectiveness of the medicine under study. In a guidance document titled “Providing Clinical Evidence of Effectiveness for Human Drug and Biological Products” (May 1998), the FDA stated that reliance on a single clinical trial is generally limited to situations in which a trial has demonstrated a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potential serious outcome, and where confirmation of the result in a second trial would be impractical or unethical. The factors the FDA considers for accepting a single clinical trial include, but are not limited to, having large multi-centered studies, consistent data across subgroups, multiple endpoints, and statistically very persuasive findings. We believe a second clinical trial of an orphan drug to treat SCD, a rare and severely debilitating, sometimes fatal, disease, would not be required if a single Phase 3 clinical trial satisfies these factors.

Our single Phase 3 clinical trial was multi-centered with multiple endpoints. We believe that this design coupled with the complete results of the trial and our supplemental analysis of those results — which we intend to submit during the third quarter of 2014 to the FDA for pre-NDA review — will address the FDA’s questions and comments about the preliminary results described above and will provide a clinically meaningful and statistically persuasive basis for the FDA’s acceptance for filing of our NDA without the need for a second Phase 3 clinical trial. There can be no assurance that the FDA will agree that the complete Phase 3 study results and our supplemental analysis will address its concerns.

To a lesser extent, we are also engaged in the marketing and sale of NutreStore L-glutamine powder for oral solution, which has received FDA approval, as a treatment for SBS, in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. Our indirect wholly owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore and AminoPure.

In May 2006, we formed Newfield, a wholly-owned subsidiary of Emmaus Medical, that distributes L-glutamine as a nutritional supplement under the brand name AminoPure.

In October 2010, we formed EM Japan, a wholly-owned subsidiary of Emmaus Medical, that markets and sells AminoPure in Japan and other countries in Asia. EM Japan also manages our distributors in Japan and may also import other medical products in the future.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various product candidates going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation in which we are currently engaged or may become engaged in the future; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of June 30, 2014, our accumulated deficit is $63.9 million and we had cash and cash equivalents of $3.6 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately $1.1 million to administratively close out the post-clinical aspects of our Phase 3 clinical trial of our pharmaceutical grade L-glutamine treatment for SCD and submit a NDA to the FDA.

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

Recent Highlights

In May and June 2014, we issued convertible notes to third parties totaling $1,520,000 in aggregate principal amount, which bear interest at 10% per annum and mature on the respective two-year anniversary dates of the notes. If we complete a qualified public offering, the principal amount of the notes will automatically convert into shares of our common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holders of the notes may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of our common stock at a conversion price of $7.00 per share.

On June 10, 2014, certain holders of warrants issued in our September 11, 2013 private placement exercised 1,095,465 warrants for the exercise price of $3.50 per share, as a result of which we received aggregate exercise proceeds of $3.8 million and issued 1,095,465 shares of common stock. Also on June 10, 2014, based on an offer made to such holders in connection with such exercises, we issued an aggregate of 1,095,465 replacement warrants having terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share.

Financial Overview

Revenue

Since our inception in 2000, we have had limited revenue from the sale of NutreStore, an FDA approved prescription drug to treat SBS and AminoPure, a nutritional supplement. We have funded operations principally through the private placement of equity securities and debt financings. Emmaus’ operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, sponsoring clinical trials of our pharmaceutical grade L-glutamine treatment for SCD, manufacturing products and maintaining and improving its patent portfolio.

Currently, we generate revenue through the sale of NutreStore L-glutamine powder for oral solution as a treatment for SBS as well as AminoPure, a nutritional supplement. Pursuant to the exclusive sublicense agreement of US Patent No. 5,288,703, or SBS Patent, we are required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore to CATO Holding Company (“CATO”). We made royalty payments to CATO in the amount of $6,501 in June 2014. Management expects that any revenues generated from the sale of NutreStore and AminoPure will fluctuate from quarter to quarter based on the timing of orders and the amount of product sold.

Cost of Goods Sold

Cost of goods sold includes the raw materials, packaging, shipping and distribution costs of NutreStore and AminoPure.

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to the contract research organization (“CRO”) that conducts the clinical trials of our product candidates, payroll-related expenses, study site payments, consultant fees, and activities related to regulatory filings, manufacturing development costs and other related supplies. The costs of later stage clinical studies, such as Phase 2 and 3 trials, are generally higher than those of earlier stages of development, such as preclinical studies and Phase 1 trials. This is primarily due to the increased size, expanded scope, patient-related healthcare and regulatory compliance costs, and generally longer duration of later stage clinical studies.

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

Future research and development expenses will depend on any new product candidates or technologies that we may introduce into our research and development pipeline. In addition, we cannot forecast with any degree of certainty which of our product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements. We currently estimate that we will need an additional $1.1 million to administratively close out the post-clinical aspects of our Phase 3 clinical trial and submit a NDA to the FDA. Our current cash burn rate is approximately $1.0 million per month.

At this time, due to the inherently unpredictable nature of the process for developing drugs, biologics and cell-based therapies and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in obtaining FDA approval of our pharmaceutical grade L-glutamine treatment for SCD and the continued development of our other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other related risks and uncertainties are described in our Annual Report under the headings “Risk Factors — Risks Related To Development of our Product Candidates”, “Risk Factors — Risks Related to our Reliance on Third Parties”, and “Risk Factors — Risks Related to Regulatory Approval of our Drug Candidates and Other Legal Compliance Matters.”

We estimate that the cost to us to develop in the United States corneal cell sheet products based on CAOMECS technology will be approximately $3.0 million, in addition to the $8.5 million fee payable to CellSeed under the Research Agreement. This estimate includes the anticipated cost of obtaining FDA approval for the corneal cell sheets and assumes that we will need the FDA to approve a Biologic License Application (“BLA”) for the corneal cell sheets, rather than a NDA. We estimate that we will need another $2.0 million to commercialize any approved products based on corneal cell sheet technology.

In addition, we estimate that we will need $2.5 million for research related to other cell sheet applications and to build a cGMP laboratory to establish the infrastructure and production capabilities related to regenerative medicine products. At this time, we do not plan to incur any additional research and development costs for our NutreStore and AminoPure products.

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

Inventories

Inventories consist of finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchased during the six months ended June 30, 2014 were from one vendor and during 2013 were from two vendors.

Results of operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES, Net	$107,404	$91,208	$192,094	$180,768

COST OF GOODS SOLD	60,881	54,988	107,783	98,972
GROSS PROFIT	46,523	36,220	84,311	81,796

OPERATING EXPENSES
Research and development	596,349	696,008	1,201,389	1,311,261
Selling	122,883	129,335	248,814	256,688
General and administrative	3,267,379	2,519,148	6,253,293	4,831,403
	3,986,611	3,344,491	7,703,496	6,399,352

LOSS FROM OPERATIONS	(3,940,088)	(3,308,271)	(7,619,185)	(6,317,556)

OTHER INCOME (EXPENSE)
Gain on derecognition of accounts payable	—	—	—	341,361
Change in fair value of liability classified warrants	643,256	—	(1,979,744)	—
Warrant exercise inducement expense	(3,523,000)	—	(3,523,000)	—
Interest and other income (loss)	(4,761)	5,081	(23,166)	10,722
Interest expense	(553,561)	(496,483)	(970,922)	(1,101,010)
	(3,438,066)	(491,402)	(6,496,832)	(748,927)

LOSS BEFORE INCOME TAXES	(7,378,154)	(3,799,673)	(14,116,017)	(7,066,483)
INCOME TAXES (BENEFIT)	—	(134,640)	2,500	(399,252)
NET LOSS	(7,378,154)	(3,665,033)	(14,118,517)	(6,667,231)
NET LOSS PER COMMON SHARE	$(0.25)	$(0.14)	$(0.48)	$(0.27)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,368,691	25,391,949	29,298,886	25,141,376

Three months ended June 30, 2014 and 2013

Net Losses. Net losses increased by $3.7 million, or 101%, to $7.4 million from $3.7 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase in losses is primarily a result of $3.5 million in warrant exercise inducement expense incurred in connection with the warrant exercises and issuance, partially offset by a $0.6 million change in fair value of liability classified warrants, and increased operating expenses as discussed below. As of June 30, 2014, we had an accumulated deficit of approximately $63.9 million. Losses will continue as we advance our pharmaceutical grade L-glutamine treatment for SCD toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Revenues, Net remained approximately the same at just over $0.1 million and just under $0.1 million for the three months ended June 30, 2014 and 2013, respectively. We estimate our sales returns based upon our prior sales and return history. Historically, sales returns have been very nominal. We continue to monitor our sales returns and will adjust our estimates based on our actual sales return experience.

Cost of Goods Sold. Cost of goods sold remained approximately the same at $0.06 million for the three months ended June 30, 2014 and 2013. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the purchases during the three months ended June 30, 2014 were from one vendor and during 2013 were from two vendors.

Research and Development Expenses. Research and development expenses decreased by $0.1 million, or 14%, to $0.6 million from $0.7 million for the three months ended June 30, 2014 and 2013, respectively. Cost in 2013 were primarily CRO costs and payments to sites. Cost in 2014 are primarily related to the cost of compiling and analyzing data from our Phase 3 clinical trial and other end of study costs. Such costs will continue for the remainder of 2014.

Selling Expenses. Selling expenses remained approximately the same at just over $0.1 million for the three months ended June 30, 2014 and 2013. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure.

General and Administrative Expenses. General and administrative expenses increased by $0.8 million, or 30%, to $3.3 million from $2.5 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily due to a $0.4 million increase in professional fees including accounting and consulting fees, a $0.1 million increase in payroll related costs and a $0.1 million increase in travel expenses.

Other Income and Expense. Total other income and expense increased by $2.9 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to an increase in warrant exercise inducement expense of $3.5 million incurred in connection with warrant exercises and issuance, offset in part by a change in fair value of liability classified warrants of $0.6 million.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•                  as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company;

•                  to support research and development activities, which we expect to expand as development of our product candidates continues; and

•                  to build a sales and marketing team before we receive regulatory approval of our pharmaceutical grade L-glutamine treatment for SCD in anticipation of commercial launch.

Six months ended June 30, 2014 and 2013

Net Losses. Net losses increased by $7.4 million, or 112%, to $14.1 million from $6.7 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in losses is primarily a result of $3.5 million in warrant exercise inducement expense incurred in connection with warrant exercises and issuance, an increase in change in fair value of liability classified warrants of $2.0 million and increased operating expenses as discussed below. As of June 30, 2014, we had an accumulated deficit of approximately $63.9 million. Losses will continue as we advance our pharmaceutical grade L-glutamine treatment for SCD toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Revenues, Net remained approximately the same at just under $0.2 million for the six months ended June 30, 2014 and 2013. We estimate our sales returns based upon our prior sales and return history. Historically, sales returns have been very nominal. We continue to monitor our sales returns and will adjust our estimates based on our actual sales return experience.

Cost of Goods Sold. Cost of goods sold remained approximately the same at just over $0.1 million and just under $0.1 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the purchases during the six months ended June 30, 2014 were from one vendor and during 2013 were from two vendors.

Research and Development Expenses. Research and development expenses decreased $0.1 million, or 8%, from $1.3 million to $1.2 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Cost in 2013 were primarily CRO costs and payments to sites. Cost in 2014 are primarily related to the cost of compiling and analyzing data from our Phase 3 clinical trial and other end of study costs. Such costs will continue for the remainder of 2014.

Selling Expenses. Selling expenses remained approximately the same at just under $0.3 million and just over $0.3 million for the six months ended June 30, 2014 and 2013, respectively. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure.

General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 29%, to $6.2 million from $4.8 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase is due to a $0.7 million increase in share-based compensation, a $0.3 million increase in professional fees, absence of gain on derecognition of accounts payable of $0.3 million and a $0.1 million increase in payroll expense.

Other Income and Expense. Total other income and expense decreased by $5.7 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to an increase in warrant exercise inducement expense of $3.5 million incurred in connection with warrant exercises and issuance, an increase in change in fair value of liability classified warrants of $2.0 million and the absence of gain on derecognition of accounts payable that was $0.3 million for the six months ended June 30, 2013.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $3.6 million as of June 30, 2014, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $14.1 million for the six months ended June 30, 2014 and $6.7 million for the six months ended June 30, 2013. We had an accumulated deficit at June 30, 2014 of $63.9 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of our pharmaceutical grade L-glutamine for treatment of sickle cell disease, research costs for corneal cell sheets using CAOMECS technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received various loans from stockholders and other investors. As of June 30, 2014, we had total outstanding notes payable of $13.1 million, consisting of $3.0 million of non-convertible promissory notes and $10.1 million of convertible notes. Of the $13.1million aggregate outstanding principal amount of notes outstanding as of June 30, 2014, approximately $9.3 million will become due and payable within one year. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our pharmaceutical grade L-glutamine treatment for SCD and development in the United States of CAOMECS-based corneal cell sheet technology.

As described in Note 2 to the condensed consolidated financial statements, we have had recurring operating losses, have a significant amount of notes payable and other obligations due within the next year and projected operating losses including the expected costs relating to the commercialization of our pharmaceutical grade L-glutamine treatment for SCD that exceed both the existing cash balances and cash expected to be generated from operations for at least the next year. In order to meet our expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. In addition, we may seek to raise additional funds through collaborations with other companies or financing from other sources. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all. Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.

On April 8, 2011, pursuant to a Research Agreement with CellSeed, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery to us of the accumulated information package, as defined in the Research Agreement. Pursuant to the Individual Agreement with CellSeed, we agreed to pay $1.5 million to CellSeed and a royalty to be agreed upon by the parties. We paid the $1.5 million due to CellSeed pursuant to the Individual Agreement in February 2012. We currently anticipate that the additional $8.5 million payment obligation under the Research Agreement will become due and payable after we begin to generate revenues from the commercialization of our pharmaceutical grade L-glutamine treatment for SCD. If the payment obligation becomes due and payable prior to our generation of revenue from the commercialization of our pharmaceutical grade L-glutamine treatment for SCD, we will need to seek other funding sources, including the sale of additional equity or debt securities, and partnership arrangements in order to make the payment. CellSeed may terminate these agreements if we are unable to make timely payments as required under the agreements.

In addition, we currently estimate that we will need an additional $1.1 million to perform the post-clinical study tasks required for closing our Phase 3 clinical trial, completing the associated end-of-study data analysis and report, and submitting a NDA to the FDA. Our current cash burn rate is approximately $1.0 million per month.

As discussed under the caption “Company Overview” above, if the FDA does not accept our NDA for filing or does not approve our NDA based on a single Phase 3 clinical trial, in each case unless we conduct a second Phase 3 clinical trial, the potential approval of our product candidate will be delayed. Under these circumstances, we will incur additional costs to seek to convince the FDA that a second clinical trial is unnecessary, or to design and conduct a second Phase 3 clinical trial, or both. If we conduct a second Phase 3 clinical trial, it is possible that the results of that trial will be less favorable than the results of our completed trial and further delay or complicate the approval process. The incurrence of additional costs may require us to raise additional capital, and any delay in obtaining approval of our product candidate will reduce the period during which we can market and sell our product with patent protection and may affect our ability to obtain other protections against competition.

Our cash flow from operations is not adequate and our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various product candidates going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business and commercialization strategies; the outcome of existing and any future litigation; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure for revenues, which we expect will increase due to the expected growth in its export volume as we have added additional distributors and expanded retail markets outside of the United States. Revenues from NutreStore are currently not significant and we are unsure whether sales of NutreStore will increase. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. Until we can generate a sufficient amount of product revenue, there can be no assurance of the availability of such capital on terms acceptable to us (or at all).

For the six months ended June 30, 2014 and during the year ended December 31, 2013, we borrowed varying amounts pursuant to convertible notes and non-convertible promissory notes, the majority of which have been issued to our stockholders. As of June 30, 2014 and December 31, 2013, the amounts outstanding under convertible notes and non-convertible promissory notes totaled $13.1 million and $11.5 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 0% to 11% and, except for the convertible note listed below in the principal amount of $0.5 million are unsecured. Interest on 0% loans was imputed at the incremental borrowing rate of 6.25% per annum. The net proceeds of the loans were used for working capital.

The table below lists our outstanding notes payable as of June 30, 2014 and the material terms of our outstanding borrowings:

Year Issued	Interest rate range	Term of Notes	Conv. Price	Principal Outstanding June 30, 2014	Discount Amount June 30, 2014	Carrying Amount June 30, 2014	Shares Underlying Principal as of June 30, 2014	Principal Outstanding December 31, 2013	Discount Amount December 31, 2013	Carrying Amount December 31, 2013	Shares Underlying Principal as of December 31, 2013
Convertible notes payable
2009	6.50%	5 years	$3.05	$—	$—	$—	—	$254,460	$—	$254,460	83,366
2010	0 ~ 6.0%	5 years	$3.05	74,000	5,751	68,249	24,243	74,000	8,308	65,692	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2012	10%	2 years	$3.30~$3.60	251,100	—	251,100	71,000	251,100	—	251,100	71,000
2013	10%	6 months ~ 2 years	$3.30~$3.60	6,057,601	48,622	6,008,979	1,746,547	6,913,606	215,798	6,697,808	1,998,215
2014	10%	Due on demand ~2 years	$3.05~$7.00	2,721,652	400,555	2,321,097	579,239	—	—	—	—
				$9,604,353	$454,928	$9,149,425	2,584,838	$7,993,166	$224,106	$7,769,060	2,340,638

		Current		$6,698,203	$388,211	$6,309,992	1,927,078	$4,955,868	$153,396	$4,802,472	1,438,033
		Non-current		$2,906,150	$66,717	$2,839,433	657,760	$3,037,298	$70,710	$2,966,588	902,605

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$373,000	$—	$373,000	113,030	$373,000	$—	$373,000	113,030
2013	10%	1 year	$3.60	187,706	—	187,706	52,141	187,706	—	187,706	52,141
				$560,706	$—	$560,706	165,171	$560,706	$—	$560,706	165,171

		Current		$560,706	$—	$560,706	165,171	$560,706	$—	$560,706	165,171

Notes payable
2012	11%	2 years	NA	$—	$—	$—	—	$833,335	$18,265	$815,070	—
2013	2% ~ 10%	Due on demand ~ 2 years	NA	1,180,000	—	1,180,000	—	1,150,000	—	1,150,000	—
2014	11%	2 years	NA	833,335	—	833,335	—	—	—	—	—
				$2,013,335	$—	$2,013,335	—	$1,983,335	$18,265	$1,965,070	—

		Current		$1,180,000	$—	$1,180,000	—	$1,783,335	$18,265	$1,765,070	—
		Non-current		$833,335	$—	$833,335	—	$200,000	$—	$200,000	—

Notes payable - related party
2012	8% ~ 10%	Due on demand	NA	$656,730	$—	$656,730	—	$880,062	$4,421	$875,641	—
2013	8%	Due on demand	NA	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	NA	252,165	—	252,165	—	—	—	—	—
				$958,895	$—	$958,895	—	$930,062	$4,421	$925,641	—

		Current		$825,562	$—	$825,562	—	$930,062	$4,421	$925,641	—
		Non-current		$133,333	$—	$133,333	—	$—	$—	$—	—

		Grand Total		$13,137,289	$454,928	$12,682,361	2,750,009	$11,467,269	$246,792	$11,220,477	2,505,809

Cash flows for the six months ended June 30, 2014 and June 30, 2013

Net cash used in operating activities

Net cash flows used in operating activities increased by $1.3 million, or 36%, to $5.0 million from $3.7 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily due to a $7.4 million increase in net loss and a decrease of cash provided by accounts payable of $0.6 million, both of which were partially offset by an increase of non-cash expense of $3.5 million of warrant exercise inducement expense, $0.7 million of share-based compensation, absence of a tax benefit recognized on unrealized gain on securities of $0.4 million and $2.0 million of change in the fair value of liability classified warrants.

Net cash used in investing activities

Net cash flows used in investing activities increased by $0.02 million to $0.02 million from $0.0 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was due to purchases of property and equipment. No other investing activities occurred in the six months ended June 30, 2014 or 2013.

Net cash from financing activities

Net cash flows from financing activities increased by $1.1 million, or 30%, to $5.0 million from $3.9 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily as a result of the receipt of $3.9 million in proceeds from the issuance of common stock upon the exercise of warrants (compared to the receipt of $1.2 million of proceeds from issuance of common stock during the six months ended June 30, 2013) and the absence of $0.7 million in payments of promissory and convertible notes payable, offset, in part, by a $1.9 million decrease in proceeds from promissory and convertible notes payable issued and a $0.4 million repurchase of common stock.

Off-Balance-Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the present circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Notes Payable, Convertible Notes Payable and Warrants

From time to time, we obtain financing in the form of notes payable and/or notes with detachable warrants, some of which are convertible into shares of our common stock and some of which are issued to related parties. We analyze all of the terms of our convertible notes and related detachable warrants to determine the appropriate accounting treatment, including determining whether conversion features are required to be bifurcated and treated as liability classified warrants, allocation of fair value of the issuance to the debt instrument, detachable stock purchase warrant, and any beneficial conversion features, and the applicable classification of the convertible notes payable and warrants as debt, equity or temporary equity (mezzanine).

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at June 30, 2014. The fair value of our debt instruments is not materially different from their carrying values as presented. The fair value of our convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6 to our condensed consolidated financial statements.

Marketable Securities

Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gains or losses, net of taxes in accumulated other comprehensive income. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. With our prior written approval, in certain situations, product is returnable only by our direct customers for a returned goods credit, for product that is expired, damaged in transit, or which is discontinued, withdrawn or recalled. We estimate our sales returns based upon our prior sales and return history and accrues a Sales Return Allowance at the time of sale. Historically, sales returns have been immaterial. We pay royalties on an annual basis based on existing license arrangements. These royalties are recognized as cost of goods sold upon sale of the products.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weakness in our internal control over financial reporting as of December 31, 2013 described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, and the material weakness described below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013. We are presently continuing to identify, evaluate and improve our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls over complex or significant unusual transactions.

Material Weakness and Plan of Remediation

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In conducting our review of our internal control over financial reporting as of December 31, 2013, the Company identified a material weakness in our internal control over financial reporting relating to the adequacy of resources and controls resulting from the Company not having an adequate level of resources with the appropriate level of training and experience in regards to the application of generally accepted accounting principles for certain complex transactions. In addition, the Company did not maintain effective controls over the completeness and accuracy of financial reporting for complex or significant unusual transactions. This material weakness resulted in a material misstatement of our liabilities, shareholders’ deficit, net loss, non-cash expenses and related financial disclosures for the three month period ended September 30, 2013 that was not prevented or detected on a timely basis and, consequently, a restatement of the unaudited condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. Additionally, other prior period corrections related to recording of share-based compensation and other items described in Note 2 to our unaudited condensed consolidated financial statements contained in this Form 10-Q are attributable to the Company not having an adequate level of resources in regard to these transactions.

To remediate this existing material weakness, the Company has hired one additional accounting professional and engaged a consulting professional with knowledge and experience in GAAP. The Company is also evaluating and improving our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls over complex or significant unusual transactions. The Company will be continuing to modify and improve its procedures and staffing levels in order to fully address this material weakness.

Part II. Other Information

Item 1. Legal Proceedings

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on May 8, 2014 (the “Annual Report”), for a summary of material developments regarding legal proceedings reported in the Annual Report.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Annual Report. Please see the information under the caption “Company Overview” in Item 2 of Part I of this Form 10-Q for developments relating to the risks summarized in the risk factor in the Annual Report under the caption “Risk Factors — Risks Related To Development of our Product Candidates — If the FDA does not accept for filing the NDA with only one Phase 3 clinical trial, instead of two such studies, to demonstrate substantial evidence of effectiveness of our pharmaceutical grade L-glutamine product candidate for the treatment of SCD, we may be forced to incur the time, expense, and risk of undertaking a second such study, which could have a material adverse effect on our business, financial condition and operating results.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2014, the Company refinanced its principal and interest obligations under a convertible note payable to Paul Terasaki, a shareholder, with an original principal amount of $550,000 by issuing a new convertible note in the principal amount $605,000 which bears interest at 10% per annum and matures on the 6 month anniversary date of the note. The principal amount plus the unpaid accrued interest due under the new convertible note is convertible into shares of the Company’s common stock at $3.30 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower. In connection with the issuance of the new convertible note, the Company issued Mr. Terasaki five-year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.50 per share.

In May and June 2014, the Company issued convertible notes to third parties totaling $1,520,000 in aggregate principal amount, which bear interest at 10% per annum and mature on the respective two-year anniversary dates of the notes. If the Company completes a qualified public offering, the principal amount of the notes will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holders of the notes may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $7.00 per share.

On June 10, 2014, certain holders of warrants issued in the Company’s September 11, 2013 private placement exercised 1,095,465 warrants for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Also on June 10, 2014, based on an offer made to such holders in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to such holders having terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share.

All such securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. The issuance of these securities was in each case exempt from the registration requirements of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters were used in connection with such sales of unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.

4.2	Convertible Promissory Note, Dated May 1, 2014, issued by the registrant to Paul Terasaki.

4.3	Form of warrant issued by the registrant to Paul Terasaki.

4.4	Form of warrant issued by the registrant on June 10, 2014 to holders of warrants issued by the registrant in its September 11, 2013 private placement who exercised such warrants.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: August 14, 2014	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

	By:	/s/ Peter Ludlum
	Name:	Peter Ludlum
	Its:	Chief Financial Officer (principal financial and accounting officer)