Form 10-Q
period 2014-09-30
EMMAUS LIFE SCIENCES, INC.
filed 2014-11-13
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The registrant had 27,960,487 shares of common stock, par value $0.001 per share, outstanding as of November 13, 2014.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,640,532	$3,638,600
Accounts receivable	53,654	35,237
Inventories, net	223,780	239,009
Marketable securities	90,768	162,564
Prepaid expenses and other current assets	144,374	81,046
Total current assets	2,153,108	4,156,456

PROPERTY AND EQUIPMENT, Net	39,224	26,120

OTHER ASSETS
Marketable securities, pledged to creditor	383,080	686,090
Intangibles, net	946,429	1,107,143
Deposits	135,860	137,900
Total other assets	1,465,369	1,931,133
Total Assets	$3,657,701	$6,113,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,063,277	$2,283,446
Due to related party	394,446	394,446
Dissenting stockholders payable	—	125,000
Notes payable, net	1,110,000	1,765,070
Notes payable to related parties, net	825,562	925,641
Convertible notes payable, net	3,549,221	4,802,472
Convertible notes payable to related parties	525,066	560,706
Total current liabilities	8,467,572	10,856,781

LONG-TERM LIABILITIES
Liability classified warrants	9,594,000	5,928,000
Notes payable	833,335	200,000
Notes payable to related parties	133,333	—
Convertible notes payable, net	4,387,780	2,966,588
Convertible notes payable to related parties, net	200,000	—
Total long-term liabilities	15,148,448	9,094,588
Total Liabilities	23,616,020	19,951,369

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 30,390,103 and 29,228,306 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	30,390	29,228
Additional paid-in capital	47,772,911	35,669,291
Accumulated other comprehensive (loss) income	(117,804)	262,683
Accumulated deficit	(67,643,816)	(49,798,862)
Total Stockholders’ Deficit	(19,958,319)	(13,837,660)
Total Liabilities & Stockholders’ Deficit	$3,657,701	$6,113,709

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES, Net	$155,644	$66,129	$347,737	$246,897

COST OF GOODS SOLD	90,421	48,445	198,203	147,418
GROSS PROFIT	65,223	17,684	149,534	99,479

OPERATING EXPENSES
Research and development	507,377	490,138	1,708,766	1,801,399
Selling	115,060	120,647	363,874	377,335
General and administrative	2,759,098	2,506,808	9,012,391	7,338,211
Transaction costs	—	1,014,019	—	1,014,019
	3,381,535	4,131,612	11,085,031	10,530,964

LOSS FROM OPERATIONS	(3,316,312)	(4,113,928)	(10,935,497)	(10,431,485)

OTHER INCOME (EXPENSE)
Gain on derecognition of accounts payable	—	—	—	341,361
Change in fair value of liability classified warrants	84,000	291,000	(1,895,744)	291,000
Warrant exercise inducement expense	—	—	(3,523,000)	—
Interest and other income	97,370	5,089	74,204	15,811
Interest expense	(591,494)	(567,491)	(1,562,417)	(1,668,501)
	(410,124)	(271,402)	(6,906,957)	(1,020,329)

LOSS BEFORE INCOME TAXES	(3,726,436)	(4,385,330)	(17,842,454)	(11,451,814)
INCOME TAXES (BENEFIT)	—	(51,129)	2,500	(450,381)
NET LOSS	(3,726,436)	(4,334,201)	(17,844,954)	(11,001,433)

COMPONENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized holding (loss) gain on securities available-for-sale	(80,593)	81,261	(374,806)	719,857
Unrealized foreign translation	(5,006)	(7,949)	(5,681)	(34,381)
COMPREHENSIVE LOSS	$(3,812,035)	$(4,260,889)	$(18,225,441)	$(10,315,957)
NET LOSS PER COMMON SHARE	$(0.12)	$(0.16)	$(0.60)	$(0.43)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,303,396	27,066,743	29,637,402	25,694,988

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

	Common stock –par value $0.001 per share, 100,000,000 shares authorized		Additional	Accumulated Other
	Shares	Common Stock	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance, December 31, 2013	29,228,306	$29,228	$35,669,291	$262,683	$(49,798,862)	$(13,837,660)

Beneficial conversion feature relating to convertible notes payable	—	—	465,926	—	—	465,926
Warrant issued in conjunction with convertible note	—	—	126,732	—	—	126,732
Proceeds from exercise of warrants	1,208,379	1,208	4,215,870	—	—	4,217,078
Conversion of notes payable to common stock	453,418	454	1,497,925	—	—	1,498,379
Excess value of liability classified warrants upon exercise	—	—	1,752,744	—	—	1,752,744
Common stock repurchased and cancelled	(500,000)	(500)	(377,000)	—	—	(377,500)
Share-based compensation	—	—	4,421,423	—	—	4,421,423
Unrealized loss on marketable securities, net of tax	—	—	—	(374,806)	—	(374,806)
Foreign currency translation effect	—	—	—	(5,681)	—	(5,681)
Net loss	—	—	—	—	(17,844,954)	(17,844,954)
Balance, September 30, 2014	30,390,103	$30,390	$47,772,911	$(117,804)	$(67,643,816)	$(19,958,319)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,844,954)	$(11,001,433)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	172,713	177,886
Interest expense accrued from discount of convertible note	680,994	762,000
Gain on derecognition of accounts payable	—	(341,361)
Share-based compensation	4,421,423	3,677,967
Warrant exercise inducement expense	3,523,000	—
Change in fair value of liability classified warrants	1,895,744	(291,000)
Tax benefit recognized on unrealized gain on marketable securities available-for-sale	—	(452,931)
Transaction costs related to private placement	—	1,014,019
Net changes in operating assets and liabilities
Accounts receivable	(19,241)	54,672
Inventories	14,657	27,349
Prepaid expenses and other current assets	(66,992)	(15,016)
Deposits	(338)	140,776
Accounts payable and accrued expenses	(43,559)	610,466
Net cash flows used in operating activities	(7,266,553)	(5,636,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(25,775)	(5,495)
Net cash flows used in investing activities	(25,775)	(5,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	—	4,705,467
Proceeds from convertible notes payable issued	1,720,000	3,147,298
Due to dissenters	(125,000)	(75,000)
Repurchase of common stock	(377,500)	—
Payments of notes payable	—	(4,298,385)
Payments of convertible notes payable	(138,744)	(754,480)
Proceeds from private placement units, net of transaction costs	—	6,435,055
Proceeds from exercise of warrants	4,217,078	—
Proceeds from issuance of common stock	—	1,890,122
Net cash flows from financing activities	5,295,834	11,050,077
Effect of exchange rate changes on cash	(1,574)	(37,615)

Net (decrease) increase in cash and cash equivalents	(1,998,068)	5,370,361
Cash and cash equivalents, beginning of period	3,638,600	402,823
Cash and cash equivalents, end of period	$1,640,532	$5,773,184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$322,445	$187,823
Income taxes paid	$2,500	$2,550
Non-cash financing activities:
Stock issued as a payment of professional fee	$—	$118,224
Conversion of notes payable to common stock	$1,404,552	$2,606,100
Conversion of accrued interest payable to common stock	$93,827	$20,872

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Emmaus Medical is a Delaware corporation originally incorporated on September 12, 2003. Emmaus Medical, LLC was organized on December 20, 2000. In October 2003, Emmaus Medical, LLC conducted a reorganization and merged with Emmaus Medical. As a result of the merger, Emmaus Medical acquired the exclusive patent rights for a treatment for sickle cell disease (“SCD”).

In October 2010, the Company established Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”) by funding 97% of the initial capital. EM Japan is engaged in the business of trading in nutritional supplements and other medical products and drugs. The results of EM Japan have been included in the consolidated financial statements of the Company since the date of formation. The aggregate formation cost was $52,500. Emmaus Medical acquired the additional 3% of the outstanding shares of EM Japan during the three months ended March 31, 2011 and is now the 100% owner of the outstanding share capital.

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

To a lesser extent, the Company is also engaged in the marketing and sale of NutreStore®, which has received approval from the U.S. Food and Drug Administration (“FDA”), as a treatment for short bowel syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. The Company’s indirect wholly-owned subsidiary, Newfield Nutrition Corporation, sells L-glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. The Company also owns a minority interest of less than 1% in CellSeed, Inc., a Japanese company listed on the Tokyo Stock Exchange, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2014 and 2013.

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

Going concern — The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had losses for the nine months ended September 30, 2014 totaling $17,844,954. In addition, the Company has a significant amount of notes payable and other obligations due within the next twelve months and is projecting that its operating losses and expected capital needs, including the expected costs relating to the commercialization of the Company’s pharmaceutical grade L-glutamine treatment for SCD, will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet the Company’s expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. However, there can be no assurance that the Company will be able to complete any additional equity or debt financings or enter into partnership agreements. Therefore, due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, receiving FDA and other regulatory approval of its products, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation — The condensed consolidated financial statements include the accounts of the Company (and its wholly-owned subsidiary, Emmaus Medical, and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation, EM Japan and EM Europe). All significant intercompany transactions have been eliminated.

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

The warrants issued by the Company in a private placement in September 2013 were recorded as liability classified warrants. The initial value of such warrants as well as the fair value of additional warrants issued to replace the warrants exercised and the change in fair value of such warrants and replacement warrants were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. Actual results could differ from those estimates.

Inventories — Inventories as of September 30, 2014 are valued on a first-in, first-out basis at the lower of cost or market value. Work-in-process inventories consist of raw material L-glutamine for the Company’s AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the raw material purchased during the nine months ended September 30, 2014 were from one vendor and during 2013 were from two vendors.

Inventory by category	September 30, 2014	December 31, 2013
Raw material	$—	$20,700
Work-in-process	—	68,887
Finished goods	223,780	149,422
	$223,780	$239,009

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2014 and 2013 were $185,465 and $161,301, respectively.

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

Marketable securities — Investment securities as of September 30, 2014 and December 31, 2013 are classified as available-for-sale. Available-for-sale securities are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed, Inc. securities are the only marketable security the Company currently carries on its books. The Company’s marketable securities consist of 48,550 shares of CellSeed stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed’s IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010. As of September 30, 2014 and December 31, 2013, the closing price per share was 1,072 Yen and 1,840 Yen, respectively.

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

During the fourth quarter of 2013, the Company sold 25,000 of the shares released by Mitsubishi in open market transactions. As of September 30, 2014 and December 31, 2013, 9,300 shares of CellSeed stock are classified as a current asset, as they are available for sale by the Company. The remaining 39,250 shares of CellSeed stock are pledged to secure the Mitsubishi note and are classified as marketable securities, pledged to creditor.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at September 30, 2014. The fair value of the Company’s debt instruments is not materially different from their carrying values as presented. The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

The Company issued stock purchase warrants in conjunction with its September 2013 private placement and issued replacement warrants upon the exercise of certain of such warrants in June 2014 (see Note 7). Such warrants and replacement warrants are accounted for as liability classified warrants whose fair market value is determined using Level 3 inputs. These inputs include expected term and expected volatility.

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Liability Classified warrants – Stock Purchase Warrants
	September 30, 2014	December 31, 2013
Balance, beginning of period	$5,928,000	$—
Fair value at issuance date	3,523,000	6,860,000
To reduce the warrants exercised to intrinsic value	(1,770,256)	—
To record settlement of liability associated with warrants exercised	(1,752,744)	—
Change in fair value included in the statement of comprehensive loss	3,666,000	(932,000)
Balance, end of period	$9,594,000	$5,928,000

The initial value of the liability classified warrants as of September 11, 2013 and the change in fair value of the liability classified warrants as of December 31, 2013, June 10, 2014 (the date of exercise and issuance) and September 30, 2014 were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. The values as of September 11, 2013, December 31, 2013, June 10, 2014 and September 30, 2014 were calculated based on the following assumptions:

	September 30, 2014	June 10, 2014	December 31, 2013	Initial Value
Stock price	$5.10	$5.10	$3.60	$3.60
Risk-free interest rate	1.43%	1.32%	1.75%	1.72%
Expected volatility (peer group)	69.50%	68.20%	63.20%	72.40%
Expected life (in years)	3.95	4.26	4.70	5.00
Expected dividend yield	—	—	—	—
Number outstanding	3,020,501	3,020,501	3,020,501	3,020,501
Balance, end of period	$9,594,000	$9,714,000	$5,928,000	$6,860,000

Debt and Related Party Debt — The Company accounts for the proceeds from the issuance of convertible notes payable with detachable stock purchase warrants and embedded conversion features in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. Under FASB ASC 470-20, the proceeds from the issuance of a debt instrument with detachable stock purchase warrants is allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is accounted for as additional paid-in capital and the remaining proceeds are allocated to the debt instrument, which results in a discount to debt that is amortized and charged as interest expense over the term of the note agreement. Additionally, pursuant to FASB ASC 470-20, the intrinsic value of the embedded conversion feature of the convertible notes payable is included in the discount to debt and amortized and charged to interest expense over the term of the note agreement. The following chart shows the effective interest rates on the original loan principal amount for loans originated in the respective periods that either had a beneficial conversion interest or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest Rate	Original Loan Principal Amount	Conv. Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2013 convertible notes payable	1~2 years	10%	$3,079,666	$3.30	$396,801	50,000	—	$116,831	19.1% ~ 61.6%
2014 convertible notes payable	6 mo.~ 2 years	10%	859,320	$3.05 ~ $3.30	465,926	50,000	$3.50	$126,732	28.0% ~ 100.4%
Total			$3,938,986		$862,727	100,000		$243,563

Related party notes are disclosed as separate line items in the Company’s balance sheet presentation.

Net loss per share — In accordance with FASB ASC Topic 260, Earnings per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is computed in a manner similar to the basic loss per common share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2014 and 2013, there were 13,993,997 and 13,811,989 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

Recent accounting pronouncements — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This amendment will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. The core principle of the revenue recognition guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s);

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern Sub-topic 205-40. The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for interim and annual periods beginning on or after December 15, 2016, and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2014	December 31, 2013
Equipment	$137,038	$128,343
Leasehold improvements	31,304	23,054
Furniture and fixtures	60,194	52,269
Sub total	228,536	203,666
Less: accumulated depreciation	(189,312)	(177,546)
Total	$39,224	$26,120

During the nine months ended September 30, 2014 and 2013, depreciation expense was $11,999 and $17,172, respectively.

NOTE 4 — INTANGIBLE ASSETS

The Company is licensed to market and sell NutreStore L-glutamine powder for oral solution as a treatment for SBS.

In April 2011, the Company entered into a Research Agreement and an Individual Agreement with CellSeed and, in August 2011, entered into an addendum to the Research Agreement. Pursuant to the Individual Agreement, CellSeed granted the Company the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) for the cornea in the United States and agreed to disclose to the Company its accumulated information package for the joint development of CAOMECS. Under the Individual Agreement, the Company agreed to pay CellSeed $1.5 million, which it paid in February 2012. The technology acquired under the Individual Agreement is being used to support an ongoing research and development project, and management believes the technology has alternative future uses in other future development initiatives.

Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products and the future commercialization of such products. Under the Research Agreement, as supplemented by the addendum, the Company agreed to pay CellSeed $8.5 million within 30 days after the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the accumulated information package, as defined in the Research Agreement, to the Company and the Company providing written confirmation of its acceptance of the complete Package, which has not yet been completed as of September 30, 2014.

The Company has estimated the economic life of the CAOMECS produced in connection with the CellSeed Research and Individual Agreement at seven years. The determination of this life is based in part on the Company’s estimate of economic useful life and the time period in which the Company may enjoy an advantage over competing technologies and techniques. Key reasons for a useful life shorter than the life of a patent include: (i) the patents related to this technology are yet to be approved, (ii) potential redundancy with similar medication/device due to changes in market preferences, (iii) uncertainty of regulatory approval, and (iv) potential development of new treatments for the same disease.

Intangible assets consisted of the following at:

	September 30, 2014	December 31, 2013
License fees and patent filing costs	$2,250,000	$2,250,000
Less: accumulated amortization	(1,303,571)	(1,142,857)
Total	$946,429	$1,107,143

During the nine months ended September 30, 2014 and 2013, amortization expense was $160,714 in each period. As of September 30, 2014, aggregate amortization expense for the next five years is estimated to be as follows:

Periods ending December 31,	Amount
2014 (fourth quarter)	$53,572
2015	214,286
2016	214,286
2017	214,286
2018	214,286
Thereafter	35,713
Total	$946,429

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	September 30, 2014	December 31, 2013
Accounts payable
Clinical trial management expenses	$—	$270,694
Legal expenses	113,457	178,119
Other vendors	541,388	386,847
Subtotal	654,845	835,660
Accrued interest payable, related parties	99,518	195,051
Accrued interest payable	837,172	473,356
Accrued expenses	180,075	294,379
Deferred salary	291,667	485,000
Total accounts payable and accrued expenses	$2,063,277	$2,283,446

NOTE 6 — NOTES PAYABLE

Notes payable consisted of the following at September 30, 2014:

Year Issued	Interest rate range	Term of Notes	Conv. Price	Principal Outstanding September 30, 2014	Discount Amount September 30, 2014	Carrying Amount September 30, 2014	Shares Underlying Principal as of September 30, 2014	Principal Outstanding December 31, 2013	Discount Amount December 31, 2013	Carrying Amount December 31, 2013	Shares Underlying Principal as of December 31, 2013
Convertible notes payable
2009	6.50%	5 years	$3.05	$—	$—	$—	—	$254,460	$—	$254,460	83,366
2010	0 ~ 6.0%	5 years	$3.05	74,000	4,473	69,527	24,248	74,000	8,308	65,692	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2012	10%	2 years	$3.30 ~$3.60	201,600	—	201,600	56,000	251,100	—	251,100	71,000
2013	10%	6 months ~ 2 years	$3.30 ~$3.60	4,599,445	32,687	4,566,758	1,307,922	6,913,606	215,798	6,697,808	1,998,215
2014	10%	Due on demand ~ 2 years	$3.05 ~$7.00	2,720,412	121,296	2,599,116	578,832	—	—	—	—
				$8,095,457	$158,456	$7,937,001	2,130,811	$7,993,166	$224,106	$7,769,060	2,340,638

		Current		$3,678,504	$129,283	$3,549,221	1,070,975	$4,955,868	$153,396	$4,802,472	1,438,033
		Non-current		$4,416,953	$29,173	$4,387,780	1,059,836	$3,037,298	$70,710	$2,966,588	902,605

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$373,000	$—	$373,000	113,030	$373,000	$—	$373,000	113,030
2013	10%	1 year	$3.60	152,066	—	152,066	42,241	187,706	—	187,706	52,141
2014	10%	2 years	$7.00	200,000	—	200,000	28,571	—	—	—	—
				$725,066	$—	$725,066	183,842	$560,706	$—	$560,706	165,171

		Current		$525,066	$—	$525,066	155,271	$560,706	$—	$560,706	165,171
		Non-current		$200,000	$—	$200,000	28,571	$—	$—	$—	—

Notes payable
2012	11%	2 years	NA	$—	$—	$—	—	$833,335	$18,265	$815,070	—
2013	2% ~ 10%	Due on demand ~ 2 years	NA	1,110,000	—	1,110,000	—	1,150,000	—	1,150,000	—
2014	11%	2 years	NA	833,335	—	833,335	—	—	—	—	—
				$1,943,335	$—	$1,943,335	—	$1,983,335	$18,265	$1,965,070	—

		Current		$1,110,000	$—	$1,110,000	—	$1,783,335	$18,265	$1,765,070	—
		Non-current		$833,335	$—	$833,335	—	$200,000	$—	$200,000	—

Notes payable - related party
2012	8% ~ 10%	Due on demand	NA	$656,730	$—	$656,730	—	$880,062	$4,421	$875,641	—
2013	8%	Due on demand	NA	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	NA	252,165	—	252,165	—	—	—	—	—
				$958,895	$—	$958,895	—	$930,062	$4,421	$925,641	—

		Current		$825,562	$—	$825,562	—	$930,062	$4,421	$925,641	—
		Non-current		$133,333	$—	$133,333	—	$—	$—	$—	—

		Grand Total		$11,722,753	$158,456	$11,564,297	2,314,653	$11,467,269	$246,792	$11,220,477	2,505,809

The average stated interest rate of notes payable as of September 30, 2014 and December 31, 2013 was 10%. The average effective interest rate of notes payable as of September 30, 2014 and December 31, 2013 was 16% and 15%, respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company’s common stock at the stated conversion price at any time during the term of their convertible notes. Conversion prices on the convertible notes payable range from $3.05 to $7.00 per share. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows at September 30, 2014:

In calendar year	Payments Due
2014 (fourth quarter)	$3,391,977
2015	2,749,155
2016	5,581,621
Total	$11,722,753

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

The warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liability classified warrants, were originally recorded at fair value, and will be adjusted to fair market value each reporting period.

Stock warrants — In addition to the warrants issued in connection with the Private Placement discussed above, during the year ended December 31, 2013, the Company issued warrants in connection with the issuance of a convertible note to purchase an aggregate of 50,000 shares of common stock at a per share exercise price of $3.30 per share. Also, in December 2013, warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share that had previously been issued to a director expired. On May 1, 2014, in connection with the issuance of a convertible note, the Company issued a five year warrant to purchase an aggregate of 50,000 shares of common stock at an exercise price of $3.50 per share.

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

In addition to the above, during the nine months ended September 30, 2014, the Company issued 112,914 shares of common stock upon the exercise of warrants at exercise prices ranging from $3.05 to $3.825 per share, including 5,246 warrants exercised on a cashless basis.

A summary of outstanding warrants as of September 30, 2014 is presented below.

	Nine months ended September 30, 2014	Year ended December 31, 2013
Warrants outstanding, beginning of period	6,279,296	3,408,795
Granted	1,145,465	3,370,501
Exercised	(1,208,379)	—
Cancelled, forfeited and expired	(419,153)	(500,000)
Warrants outstanding, end of period	5,797,229	6,279,296

A summary of outstanding warrants by year issued and exercise price as of September 30, 2014 is presented below.

	Outstanding			Exercisable
Year issued and Exercise Price	Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
Balance 2012
$1.00	946,576	0.29	$1.00	946,576	$1.00
$2.50	1,000,000	0.91	$2.50	1,000,000	$2.50
$3.05	241,495	0.77	$3.05	241,495	$3.05
75% of FMV	188,657	0.10	75% of FMV	188,657	75% of FMV
2012 total	2,376,728			2,376,728

During 2013
$3.30	50,000	3.59	$3.30	50,000	$3.30
$3.50	2,225,036	3.95	$3.50	2,225,036	$3.50
2013 total	2,275,036			2,275,036

During 2014
$3.50	1,145,465	3.98	$3.50	1,145,465	$3.50
Total	5,797,229			5,797,229

Stock options — Management has valued stock options at their date of grant utilizing the Black-Scholes-Merton Option pricing model. The fair value of the underlying shares was determined by the market value of stock of similar companies and recent arm’s length transactions involving the sale of common stock. The expected volatility was calculated using the historical volatility of a similar public entity in the industry through August 2013 and a group of similar public entities thereafter. The following table shows assumptions used on recent dates on which options were granted by the Board of Directors.

	July 17, 2014	May 8, 2014	February 26, 2014	July 18, 2013	February 28, 2013
Stock price	$5.10	$4.90	$3.60	$3.60	$3.60
Exercise price	$5.10	$4.90	$3.60	$3.60	$3.60
Term	10 years	10 years	10 years	10 years	10 years
Risk-Free Interest Rate	2.47%	2.61%	2.67%	2.56%	1.89%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Volatility	77.90%	75.50%	76.60%	113.60%	119.30%

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

During the nine months ended September 30, 2014, the Company’s Board of Directors granted 840,000 options to its directors, employees and consultants. Of these options, 438,000 options will vest over three years starting February 26, 2015, have an exercise price of $3.60 per share, and are exercisable through 2024, 302,000 options will vest over three years starting May 8, 2015, have an exercise price of $4.90 per share, and are exercisable through 2024, and 100,000 options will vest over three years starting July 17, 2015, have an exercise price of $5.10 per share, and are exercisable through 2024. In addition, 340,000 options that were approved by the Company’s Board of Directors in April 2012 were deemed issued during the nine months ended September 30, 2014. Two-thirds of these options have vested and the remaining one-third will vest by April 2015. These options have an exercise price of $3.60 per share and are exercisable through 2022. The aggregate fair value of these groups of options was approximately $2.7 million. As of September 30, 2014, there were 5,669,000 options outstanding under the 2011 Stock Incentive Plan and 11,795 options outstanding that were issued prior to the 2011 Stock Incentive Plan.

A summary of outstanding options as of September 30, 2014 is presented below.

		2011 Stock Incentive Plan
	Prior Plan	September 30, 2014	December 31, 2013
Options outstanding, beginning of period	11,795	4,504,000	1,199,000
Granted	—	1,180,000	3,305,000
Exercised	—	—	—
Cancelled, forfeited and expired	—	(15,000)	—
Options outstanding, end of period	11,795	5,669,000	4,504,000

Registration Rights — Pursuant to the Subscription Agreements and certain warrants, the Company has agreed to use its commercially reasonable best efforts to have on file with the SEC, by September 11, 2014 and at the Company’s sole expense, a registration statement to permit the public resale of 4,115,966 shares of the Company’s common stock and 3,320,501 shares of common stock underlying warrants (collectively, the “Registrable Securities”). In the event such registration statement includes securities to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act, and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such registration statement that the number of Registrable Securities proposed to be sold in such offering is greater than the number of such securities which can be included in such offering without materially adversely affecting such offering, the Company will include in such registration the following securities in the following order of priority: (i) any securities the Company proposes to sell; and (ii) the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above apply until all Registrable Securities have been sold pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing. If the shares of common stock underlying warrants to purchase 2,225,036 shares are not registered for resale at the time of exercise on or after September 11, 2014 or if the shares of common stock underlying warrants to purchase 1,095,465 shares are not registered for resale at the time of exercise on or after June 10, 2015, and in each such case the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. The Company has not yet filed a registration statement with respect to the resale of the Registrable Securities because doing so is not feasible prior to the completion by the Company of its initial public offering.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Distribution contract — Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For these services, the Company pays a monthly commercialization management fee of $5,000.

Operating leases — The Company leases its office space under operating leases with unrelated entities. The rent expense during the nine months ended September 30, 2014 and 2013 amounted to $163,605 and $101,891, respectively.

Future minimum lease payments under the agreements are as follows:

2014	$50,304
2015	122,434
2016	41,067
$213,805

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

NOTE 9 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to the Company’s loans from related persons outstanding as of September 30, 2014.

Class	Lender	Interest rate	Date of loan	Term of Loan	Principal Amount Outstanding at September 30, 2014	Highest Principal outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conv. Rate	Shares underlying principal at September 30, 2014
Current, Promissory note payable to related parties:
	Hope Int’l Hospice (1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$12,000	—	—
	Hope Int’l Hospice (1)	8%	6/14/2012	Due on demand	200,000	200,000	—	16,000	—	—
	Hope Int’l Hospice (1)	8%	6/21/2012	Due on demand	100,000	100,000	—	6,000	—	—
	Yutaka Niihara (2)(4)	10%	12/5/2012	Due on demand	156,730	1,213,700	1,056,970	60,851	—	—
	Hope Int’l Hospice (1)	8%	2/11/2013	Due on demand	50,000	50,000	—	3,000	—	—
	Lan T. Tran (2)	11%	2/10/2014	2 years (3)	106,976	106,976	—	—	—	—
	Cuc T. Tran (5)	11%	3/5/2014	1 year	11,856	11,856	—	—	—	—
				Sub total	$825,562	$1,882,532	$1,056,970	$97,851	—	—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on demand	$373,000	$388,800	$15,800	$67,680	$3.30	113,030
	MLPF&S Cust. FBO Willis C.Lee (2)	10%	10/5/2013	1 year	152,066	152,066	—	—	$3.60	42,241
				Sub total	$525,066	$540,866	$15,800	$67,680	—	155,271

Long-term, Promissory note payable to related parties:
	Hideki & Eiko Uehara (5)	11%	2/15/2014	2 years	$133,333	$133,333	$—	$11,030	—	—
				Sub total	$133,333	$133,333	$—	$11,030	—	—

Long-term, Convertible notes payable to related parties:
	Phillip M. Satow (4)	10%	6/6/2014	2 years	$100,000	$100,000	$—	$—	$7.00	14,286
	Richard S. Pechter (5)	10%	6/11/2014	2 years	100,000	100,000	—	—	$7.00	14,286
				Sub total	$200,000	$200,000	$—	$—	—	28,572

				Total	$1,683,961	$2,756,731	$1,072,770	$176,561	—	183,843

(1)    Dr. Niihara is also the CEO of Hope International Hospice, Inc.

(2)    Officer

(3)    Due on demand

(4)    Director

(5)    Family of Officer/Director

The following table sets forth information relating to the Company’s loans from related persons outstanding as of December 31, 2013.

Class	Lender	Interest rate	Date of loan	Term of Loan	Principal Amount Outstanding as of December 31, 2013	Highest Principal outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conv. Rate	Shares Underlying Principal as of December 31, 2013
Current, Promissory note payable to related parties:
	Hope Int’l Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$20,000	—	—
	Lan T. Tran(2)	11%	2/10/2012	2 years(3)	80,000	205,000	125,000	—	—	—
	Hideki & Eiko Uehara(5)	11%	2/15/2012	2 years(3)	133,333	133,333	—	14,433	—	—
	Hope Int’l Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	20,000	—	—
	Hope Int’l Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	10,000	—	—
	Cuc T. Tran(5)	11%	6/27/2012	1 year	10,000	10,000	—	—	—	—
	Yutaka Niihara(2)(4)	10%	12/5/2012	Due on demand	156,730	1,213,700	1,056,970	—	—	—
	Hope Int’l Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	3,000	—	—
				Sub total	$930,063	$2,112,033	$1,181,970	$67,433	—	—
				Less discount	$(4,422)
				Total	$925,641

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$373,000	$388,800	$15,800	$—	$3.30	113,030
	Hideki & Eiko Uehara(5)	10%	9/7/2013	1 year	35,640	35,640	—	—	$3.60	9,900
	MLPF&S Cust. FBO Willis C.Lee(2)(4)	10%	10/5/2013	1 year	152,066	152,066	—	—	$3.60	42,240
				Sub total	$560,706	$576,506	$15,800	$—	—	165,170

				Total	$1,486,347	$2,688,539	$1,197,770	$67,433	—	165,170

(1)    Dr. Niihara, who is the Company’s CEO, is also the CEO of Hope International Hospice, Inc.

(2)    Officer

(3)    Due on demand

(4)    Director

(5)    Family of Officer/Director

Since July 2012, the Company has been engaged in litigation with AFH Advisory, which was the sole stockholder of AFH Acquisition IV immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. In September 2012, AFH Advisory and related parties filed a complaint against the Company in the Superior Court of Delaware. In October 2012, the Company filed counterclaims against the plaintiffs and third-party claims against Amir Heshmatpour. Mr. Heshmatpour is a former officer of AFH Acquisition IV, Inc. (prior to the Merger) and former director of the Company and is the Managing Partner of AFH Advisory. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company in its litigation against AFH Advisory, Griffin, the Foundation and Mr. Heshmatpour. The order, among other things,

(i) stated that a letter of intent previously entered into between the Company and AFH Advisory (the “Letter of Intent”) was properly terminated as of July 19, 2012 by the Company, and (ii) ordered the transfer agent for the Company to effect the cancellation of 2,504,249 shares of the Company’s common stock held by AFH Advisory, Griffin and the Foundation. The cancellation of such shares was effected by the Company’s transfer agent on June 28, 2013. While no appeal of this ruling has been pursued, if the court’s ruling is appealed, it could result in the Company incurring liabilities and expenses that may have a material adverse effect on its financial condition and cash flows. The cancellation of such shares is subject to appeal until 30 days after the completion of trial court proceedings. While the partial summary judgment in favor of the Company in this litigation noted above led to the cancellation of 2,504,249 shares of the Company’s common stock by the transfer agent on June 28, 2013, the Company will continue to present these shares in its financial statements as outstanding until the right of appeal has lapsed and all contingencies have been resolved. The Company’s cause of action for fraud, which was not part of the summary judgment, has not yet been litigated or settled.

NOTE 10 — GEOGRAPHIC INFORMATION

For the nine months ended September 30, 2014 and 2013, the Company earned revenue from countries outside of the United States as outlined in the table below. The Company did not have any significant currency translation or foreign transaction adjustments during the nine months ended September 30, 2014 or 2013.

Country	Sales nine months ended September 30, 2014	% of Total revenue nine months ended September 30, 2014	Sales nine months ended September 30, 2013	% of Total revenue nine months ended September 30, 2013
Japan	$132,145	38%	$125,590	51%
South Korea	45,312	13%	—	—
Taiwan	129,310	37%	7,980	3%

NOTE 11 — SUBSEQUENT EVENTS

In October 2014, $131,717 in principal amount of a convertible note was converted into common stock at a conversion price of $3.60 per share.

In October 2014, warrants to purchase 35,556 shares of the Company’s common stock were exercised at an exercise price of $1.00 per share.

In October 2014, the Company refinanced its principal obligation under a convertible note payable in the amount of $2,136,146 by issuing a new convertible note in the same principal amount and having the same interest rate, same conversion terms and a two year maturity. In addition, a new promissory note bearing interest at 11% was issued to this same lender to evidence $213,615 of accrued interest on the initial note and $400,000 of additional loan proceeds. A summary of these notes is as follows:

Notes issued after September 30, 2014	Loan Principal Outstanding	Annual Interest Rate	Term of Notes	Conversion Price	Date of loan
Convertible note	$2,136,146	10.00%	2 years	$3.60	10/10/2014
Promissory note	613,615	11.00%	On demand up to 2 years	—	10/10/2014
	$2,749,761

In October 2014, the Company entered into a fifty-one-and-a-half month office lease agreement. The lease term commences on November 14, 2014 and expires on February 28, 2019. The lease agreement provides for the lease by the Company of approximately 13,329 square feet of space at 21250 Hawthorne Boulevard in Torrance, California. Base rent is set at $36,370 per month and the total rent payable over the lease term is $1,873,075.

NOTE 12 — AMOUNTS RECLASSIFIED OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show amounts added to and reclassified out of accumulated other comprehensive income:

	Unrealized holding gain (loss) on securities available-for-sale	Unrealized foreign translation	Total
Balance — December 31, 2013	$289,389	$(26,706)	$262,683
Other comprehensive income before reclassifications	(374,806)	(5,681)	(380,487)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(374,806)	(5,681)	(380,487)
Balance — September 30, 2014	$(85,417)	$(32,387)	$(117,804)

Balance — December 31, 2012	$(4,386)	$(8,046)	$(12,432)
Other comprehensive income before reclassifications	719,857	(34,381)	685,476
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	719,857	(34,381)	685,476
Balance — September 30, 2013	$715,471	$(42,427)	$673,044
Amounts in parentheses indicate debits.
All amounts are net of tax.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of Emmaus Life Sciences, Inc. (the “Company”, “we”, “us” and similar pronouns), its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation (“Emmaus Medical”), and Emmaus Medical’s wholly-owned subsidiaries Newfield Nutrition Corporation, a Delaware corporation (“Newfield”), Emmaus Medical Japan, Inc., a Japanese corporation (“EM Japan”), and Emmaus Medical Europe, Ltd. (“EM Europe”).

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2013 and 2012 and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on May 8, 2014 (the “Annual Report”).

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining U.S. Food and Drug Administration (“FDA”) and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our pharmaceutical grade L-glutamine treatment for SCD, our ability to commercialize our pharmaceutical grade L-glutamine treatment for SCD, our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

Company Overview

We are a biopharmaceutical company engaged in the discovery, development and commercialization of innovative treatments and therapies primarily for rare and orphan diseases. We are initially focusing our product development efforts on sickle cell disease (“SCD”), a debilitating genetic disorder. Our lead product candidate is an oral pharmaceutical grade L-glutamine treatment that has demonstrated positive clinical results in our completed Phase 3 clinical trial for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD.

SCD is an inherited blood disorder characterized by the production of an altered form of hemoglobin in the patient’s red blood cells. This altered form of hemoglobin causes the patient’s red blood cells to become rigid and sickle-shaped instead of soft, flexible and rounded. Patients with SCD suffer debilitating episodes of sickle cell crisis when their sickle-shaped, inflexible red blood cells adhere to each other and the walls of blood vessels. This blockage, or occlusion, of the patient’s blood vessels restricts the delivery of oxygen to tissues, a condition referred to as tissue ischemia, and also causes inflammation. In addition to being excruciatingly painful, sickle cell crises can lead to organ damage, stroke, pulmonary complications, skin ulceration, infection and a variety of other adverse outcomes. The only treatment for SCD that is approved in the United States is hydroxyurea, a cytotoxic drug first synthesized in the 19th century and approved in 1967 by the U.S. Food and Drug Administration, or FDA, for treating certain types of leukemia. In 1998, FDA approved the use of hydroxyurea for treating SCD in adults. There are no approved treatments in the United States for pediatric patients with SCD.

In December 2013 we completed a 230 patient randomized, double-blind, placebo-controlled, parallel-group, multi-center Phase 3 clinical trial which enrolled adult and pediatric patients as young as five years of age, involving 31 sites in the United States. Our L-glutamine treatment and the placebo were randomized by site and by use of hydroxyurea.

We analyzed the preliminary data from this clinical trial by adjusting, or stratifying, for patients who were, or were not being treated with hydroxyurea. This analysis demonstrated that patients treated with our L-glutamine product candidate over a 48-week period experienced a statistically significant 25% reduction (from four to three; p-value = 0.008) in the median frequency of sickle cell crises and a statistically significant 33% reduction (from three to two; p-value = 0.005) in the median frequency of hospitalizations, the primary and secondary endpoints, respectively. As compared to placebo, positive results were observed for both those patients taking hydroxyurea and those not taking hydroxyurea.

The statistical analysis plan for the clinical trial also called for stratification by site. For this additional stratification, the sites were grouped into five geographic regions. Once stratified for both hydroxyurea use and geographic region, the p-value for the reduction in the number of painful sickle cell crises was 0.063, which did not meet the p-value of 0.045 that had been pre-specified for this Phase 3 clinical trial. However, using the same stratification factors, the p-value for the reduction in hospitalization was 0.041, which did meet the pre-specified p-value of 0.05.

On June 11, 2014, we met with the FDA to discuss the preliminary data from our Phase 3 clinical trial and our plans to submit to the FDA a New Drug Application (“NDA”) based on our single Phase 3 clinical trial. In the minutes of the meeting that the FDA has provided to us, based on its review of preliminary data from our Phase 3 clinical trial, the FDA expressed concern that the primary endpoint of reduction in painful sickle cell crisis (controlling for both geographic region and hydroxyurea use) did not reach the pre-specified p-value significance level of 0.045.

The FDA commented that the primary efficacy results were inconsistent among geographic regions, as shown by the large difference in observed results between the stratified analysis adjusted for both geographic region and hydroxyurea use and the stratified analysis adjusted for hydroxyurea use only. The FDA also commented that a reduction in the median number of painful sickle cell crises by one (from four to three) is not clinically meaningful and is not consistent across geographic regions. The FDA asked us to provide explanations for the differences in results observed based on the stratified analysis adjusted for geographic region and hydroxyurea.

The FDA also commented on the number of patients who discontinued the study, which was greater in the L-glutamine group, and that the FDA would need to understand what impact the imputation of such data, which is a method of accounting for missing information, would have on the interpretation of the results.

Based on the preliminary data, the FDA recommended a second Phase 3 clinical trial be conducted to support the indication for SCD and suggested enrolling patients with a higher baseline level of sickle cell crises to help demonstrate a larger difference in the mean results.

Based on other questions we submitted to the FDA regarding the previous pre-clinical work and evidence gathered for the L-glutamine treatment related to pharmacology, toxicology, and clinical pharmacology, the FDA noted that the information we provided appeared to be acceptable, but that final affirmations regarding these matters would be made during the FDA’s review of an NDA. The FDA also made certain recommendations to the chemistry, manufacturing and controls of our oral pharmaceutical grade L-glutamine treatment for SCD, which we intend to address.

In September 2014 we submitted to the FDA the Clinical Study Report for our Phase 3 clinical trial, supplemental analyses and a new meeting request. Consequently, we met again with the FDA on October 15, 2014. In the minutes of the October 15 meeting, the FDA noted that it continued to be concerned that the primary endpoint did not meet the pre-specified p-value and observed that our efficacy finding would be more persuasive if supported by an additional, confirmatory study. We communicated to the FDA that over-stratification in our statistical analysis plan led to the pre-specified p-value not being met. We also provided sensitivity analyses and results to address the over stratification which demonstrated a statistically significant p-value for the primary endpoint.

At the October 15 meeting, in response to a question raised by the FDA at the June 11 meeting, we provided evidence of the clinical meaningfulness of a reduction in the median number of painful sickle cell crises by one (from four to three). In the October 15 minutes the FDA expressed the view that the reduction of one sickle cell crises may not be clinically significant and advised us to provide all information and data to support this clinical meaningfulness and the FDA stated they will evaluate the overall clinical benefit and risk of L-glutamine based on results from our Phase 3 trial and all available safety data.

In the October 15 minutes the FDA reiterated certain concerns outlined in the June 11 minutes. Other questions that we posed for discussion at the October 15 meeting related to the safety of L-glutamine use, the benefit-risk margin for L-glutamine use, the sufficiency of our Phase 2 and 3 trials to support an NDA submission and whether a confirmatory trial could be conducted as a post-marketing commitment. The FDA noted that its decisions regarding these questions would be made after the submission of an NDA.

Based on our discussions with the FDA, we intend to conduct a confirmatory study of our L-glutamine treatment for SCD. We submitted a draft protocol outline to the FDA. We plan to work with the FDA to finalize the study design.

In addition to planning and conducting a confirmatory trial, we plan to submit an NDA for our L-glutamine treatment for SCD during 2015 containing all efficacy and safety data through our completed Phase 3 trial and additional analyses and information in accord with the comments FDA provided during the June 11 and October 15 FDA meetings. This NDA would include a request that our planned confirmatory trial be accepted by the FDA as a post-approval study that is, a study to be completed after approval of the NDA. There can be no assurance that the FDA will accept our submission for filing before the completion of a confirmatory trial or that the information and data in the NDA will satisfy the FDA’s concerns.

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

We have extensive experience in the field of SCD, including the development, outsourced manufacturing and conduct of clinical trials of our L-glutamine product candidate for the treatment of SCD. Our chief executive officer, Yutaka Niihara, M.D., MPH, is a leading hematologist in the field of SCD. Dr. Niihara is licensed to practice medicine in both the United States and Japan and has been actively engaged in SCD research and the care of patients with SCD for over 20 years, primarily at the University of California Los Angeles and the Los Angeles Biomedical Research Institute (“LA BioMed”), a nonprofit biomedical research institute at Harbor-UCLA Medical Center.

To a lesser extent, we are also engaged in the marketing and sale of NutreStore L-glutamine powder for oral solution, which has received FDA approval as a treatment for SBS in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. Since formed in May 2006, Newfield has engaged in the sale L-glutamine as a nutritional supplement under the brand name AminoPure through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. In October 2010, we formed EM Japan to market and sell AminoPure in Japan and other countries in Asia. EM Japan also manages our distributors in Japan and may also import other medical products in the future. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore and AminoPure.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various product candidates going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation in which we are currently engaged or may become engaged in the future; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of September 30, 2014, our accumulated deficit was $67.6 million and we had cash and cash equivalents of $1.6 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings. Currently, we estimate we will need approximately $0.9 million to administratively close out the post-clinical aspects of our Phase 3 clinical trial of our pharmaceutical grade L-glutamine treatment for SCD and submit a new drug application (“NDA”) to the FDA.

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

Recent Highlights

In July and August 2014, an aggregate of $1,473,179 in principal and accrued interest on convertible notes was converted into common stock at a conversion price of $3.30 per share.

In September 2014, $25,200 in principal amount of a convertible note was converted into common stock at a conversion price of $3.60 per share.

From July to September 2014, warrants to purchase 101,857 shares of the Company’s common stock were exercised at exercise prices ranging from $3.05 to $3.825 per share, including 5,246 warrants exercised on a cashless basis.

Financial Overview

Revenue

Since our inception in 2000, we have had limited revenue from the sale of NutreStore, an FDA approved prescription drug to treat SBS, and AminoPure, a nutritional supplement. We have funded our operations principally through the private placement of equity securities and debt financings. Our operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, sponsoring clinical trials of our pharmaceutical grade L-glutamine treatment for SCD, manufacturing products and maintaining and improving our patent portfolio.

Currently, we generate revenue through the sale of NutreStore and AminoPure. Pursuant to the exclusive sublicense agreement of US Patent No. 5,288,703, or SBS Patent, we are required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore to CATO Holding Company (“CATO”). We made a royalty payment to CATO in the amount of $6,501 in June 2014. Management expects that any revenues generated from the sale of NutreStore and AminoPure will fluctuate from quarter to quarter based on the timing of orders and the amount of product sold.

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

The most significant clinical trial expenditures are related to the CRO costs and the payments to study sites. The contract with the CRO is based on time and materials expended, whereas the study site agreements are based on per patient costs as well as other pass-through costs, including, but not limited to, start-up costs and institutional review board fees. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.

Future research and development expenses will depend on any new product candidates or technologies that we may introduce into our research and development pipeline. In addition, we cannot forecast with any degree of certainty which of our product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements. We currently estimate that we will need an additional $0.9 million to administratively close out the post-clinical aspects of our Phase 3 clinical trial and submit a NDA to the FDA. Our current cash burn rate is approximately $0.8 million per month. We also intend to conduct a confirmatory study of our pharmaceutical grade L-glutamine treatment for SCD. We are still in the process of finalizing the study design at this time.

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

We estimate that the cost to us to develop in the United States corneal cell sheet products based on Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) technology will be approximately $3.0 million, in addition to the $8.5 million fee payable to CellSeed under the Research Agreement. This estimate includes the anticipated cost of obtaining FDA approval for the corneal cell sheets and assumes that we will need the FDA to approve a Biologic License Application (“BLA”) for the corneal cell sheets, rather than a NDA. We estimate that we will need another $2.0 million to commercialize any approved products based on corneal cell sheet technology.

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

Inventories

Inventories consist of finished goods that are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw materials purchased during the nine months ended September 30, 2014 were from one vendor and during 2013 were from two vendors.

Results of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES, Net	$155,644	$66,129	$347,737	$246,897

COST OF GOODS SOLD	90,421	48,445	198,203	147,418
GROSS PROFIT	65,223	17,684	149,534	99,479

OPERATING EXPENSES
Research and development	507,377	490,138	1,708,766	1,801,399
Selling	115,060	120,647	363,874	377,335
General and administrative	2,759,098	2,506,808	9,012,391	7,338,211
Transaction costs	—	1,014,019	—	1,014,019
	3,381,535	4,131,612	11,085,031	10,530,964

LOSS FROM OPERATIONS	(3,316,312)	(4,113,928)	(10,935,497)	(10,431,485)

OTHER INCOME (EXPENSE)
Gain on derecognition of accounts payable	—	—	—	341,361
Change in fair value of liability classified warrants	84,000	291,000	(1,895,744)	291,000
Warrant exercise inducement expense	—	—	(3,523,000)	—
Interest and other income	97,370	5,089	74,204	15,811
Interest expense	(591,494)	(567,491)	(1,562,417)	(1,668,501)
	(410,124)	(271,402)	(6,906,957)	(1,020,329)

LOSS BEFORE INCOME TAXES	(3,726,436)	(4,385,330)	(17,842,454)	(11,451,814)
INCOME TAXES (BENEFIT)	—	(51,129)	2,500	(450,381)
NET LOSS	(3,726,436)	(4,334,201)	(17,844,954)	(11,001,433)

COMPONENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized holding (loss) gain on securities available-for-sale	(80,593)	81,261	(374,806)	719,857
Unrealized foreign translation	(5,006)	(7,949)	(5,681)	(34,381)
COMPREHENSIVE LOSS	$(3,812,035)	$(4,260,889)	$(18,225,441)	$(10,315,957)
NET LOSS PER COMMON SHARE	$(0.12)	$(0.16)	$(0.60)	$(0.43)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,303,396	27,066,743	29,637,402	25,694,988

Three months ended September 30, 2014 and 2013

Net Losses. Net losses decreased by $0.6 million, or 14%, to $3.7 million from $4.3 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease in losses is primarily a result of $1.0 million decrease in transaction costs incurred in connection with the September 2013 Private Placement and a $0.1 million increase in sales, partially offset by a $0.2 million change in fair value of liability classified warrants and increased general and administrative expenses of $0.3 million as discussed below. As of September 30, 2014, we had an accumulated deficit of approximately $67.6 million. Losses will continue as we advance our pharmaceutical grade L-glutamine treatment for SCD toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Revenues, net increased to just under $0.2 million from just under $0.1 million for the three months ended September 30, 2014 and 2013, respectively. We estimate our sales returns based upon our prior sales and return history. We continue to monitor our sales returns and will adjust our estimates based on our actual sales return experience.

Cost of Goods Sold. Cost of goods sold increased to $0.09 million from $0.05 million for the three months ended September 30, 2014 and 2013. Cost of goods sold includes costs for raw materials, packaging, testing, shipping and costs related to scrapped inventory. All purchases of raw materials during the three months ended September 30, 2014 and 2013 were from one vendor.

Research and Development Expenses. Research and development expenses remained approximately the same at just over $0.5 million and just under $0.5 million for the three months ended September 30, 2014 and 2013, respectively. Costs in 2013 were primarily CRO costs and payments to sites. Costs in 2014 are primarily related to the cost of compiling and analyzing data from our Phase 3 clinical trial and other end of study costs. We expect such costs to continue for the remainder of 2014.

Selling Expenses. Selling expenses remained approximately the same at just over $0.1 million for the three months ended September 30, 2014 and 2013. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure.

General and Administrative Expenses. General and administrative expenses increased by $0.3 million, or 10%, to $2.8 million from $2.5 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily due to a $0.2 million increase in professional fees including accounting and consulting fees and a $0.1 million increase in payroll related costs.

Other Income and Expense. Total other income and expense increased by $0.1 million, or 51%, to $0.4 million from $0.3 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a $0.2 million increase in fair value of liability classified warrants offset in part by a $0.1 million increase in interest and other income.

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

Nine months ended September 30, 2014 and 2013

Net Losses. Net losses increased by $6.8 million, or 62%, to $17.8 million from $11.0 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in losses is primarily a result of a $3.5 million warrant exercise inducement expense incurred in connection with warrant exercises and issuance in June 2014, an increase in fair value of liability classified warrants of $2.2 million, and a $1.7 million increase in general and administrative expenses as discussed below, partially offset by the absence of transaction costs of $1.0 million. As of September 30, 2014, we had an accumulated deficit of approximately $67.6 million. Losses will continue as we advance our pharmaceutical grade L-glutamine treatment for SCD toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Revenues, net increased $0.1 million, or 41%, to $0.35 million from $0.25 million for the nine months ended September 30, 2014 and 2013. We estimate our sales returns based upon our prior sales and return history. We continue to monitor our sales returns and will adjust our estimates based on our actual sales return experience.

Cost of Goods Sold. Cost of goods sold remained approximately the same at just under $0.2 million for the nine months ended September 30, 2014 and 2013. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All purchases of raw materials during the nine months ended September 30, 2014 were from one vendor and during 2013 were from two vendors.

Research and Development Expenses. Research and development expenses decreased $0.1 million, or 5%, from $1.8 million to $1.7 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Costs in 2013 were primarily CRO costs and payments to sites. Costs in 2014 are primarily related to the cost of compiling and analyzing data from our Phase 3 clinical trial and other end of study costs. Such costs will continue for the remainder of 2014.

Selling Expenses. Selling expenses remained approximately the same at just under $0.4 million for the nine months ended September 30, 2014 and 2013. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure.

General and Administrative Expenses. General and administrative expenses increased $1.7 million, or 23%, to $9.0 million from $7.3 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase is primarily due to a $0.7 million increase in share-based compensation, a $0.5 million increase in professional fees, a $0.1 million increase in travel expense, and a $0.2 million increase in payroll expense.

Other Income and Expense. Total other income and expense decreased by $5.9 million, or 577%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to a warrant exercise inducement expense of $3.5 million incurred in connection with warrant exercises and issuance in June 2014, an increase in fair value of liability classified warrants of $2.2 million and the absence of gain on derecognition of accounts payable that was $0.3 million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $1.6 million as of September 30, 2014, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $17.8 million for the nine months ended September 30, 2014 and $11.0 million for the nine months ended September 30, 2013. We had an accumulated deficit at September 30, 2014 of $67.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of our pharmaceutical grade L-glutamine for treatment of sickle cell disease, research costs for corneal cell sheets using CAOMECS technology, and the expansion of corporate infrastructure, including costs associated with being a public reporting company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors. As of September 30, 2014, we had total outstanding notes payable of $11.7 million, consisting of $2.9 million of non-convertible promissory notes and $8.8 million of convertible notes. Of the $11.7 million aggregate outstanding principal amount of notes outstanding as of September 30, 2014, approximately $6.1 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our pharmaceutical grade L-glutamine treatment for SCD and development in the United States of CAOMECS-based corneal cell sheet technology.

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

On April 8, 2011, pursuant to a Research Agreement with CellSeed, we agreed to pay CellSeed $8.5 million within 30 days after the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery to us of the accumulated information package, as defined in the Research Agreement.

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

In addition, we currently estimate that we will need an additional $0.9 million to perform the post-clinical study tasks required for closing our Phase 3 clinical trial, completing the associated end-of-study data analysis and report, and submitting a NDA to the FDA. Our current cash burn rate is approximately $0.8 million per month. We also intend to conduct a confirmatory study of our pharmaceutical grade L-glutamine treatment for SCD. We are still in the process of finalizing the study design at this time.

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

For the nine months ended September 30, 2014 and during the year ended December 31, 2013, we borrowed varying amounts pursuant to convertible notes and non-convertible promissory notes, the majority of which have been issued to our officers and stockholders. As of September 30, 2014 and December 31, 2013, the amounts outstanding under convertible notes and non-convertible promissory notes totaled $11.7 million and $11.5 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 0% to 11% and, except for the 2011 convertible note listed below in the principal amount of $0.5 million, are unsecured. Interest on 0% loans was imputed at the incremental borrowing rate of 6.25% per annum. The net proceeds of the loans were used for working capital.

The table below lists our outstanding notes payable as of September 30, 2014 and the material terms of our outstanding borrowings:

Year Issued	Interest rate range	Term of Notes	Conv. Price	Principal Outstanding September 30, 2014	Discount Amount September 30, 2014	Carrying Amount September 30, 2014	Shares Underlying Principal as of September 30, 2014	Principal Outstanding December 31, 2013	Discount Amount December 31, 2013	Carrying Amount December 31, 2013	Shares Underlying Principal as of December 31, 2013
Convertible notes payable
2009	6.50%	5 years	$3.05	$—	$—	$—	—	$254,460	$—	$254,460	83,366
2010	0 ~ 6.0%	5 years	$3.05	74,000	4,473	69,527	24,248	74,000	8,308	65,692	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2012	10%	2 years	$3.30 ~$3.60	201,600	—	201,600	56,000	251,100	—	251,100	71,000
2013	10%	6 months ~ 2 years	$3.30 ~$3.60	4,599,445	32,687	4,566,758	1,307,922	6,913,606	215,798	6,697,808	1,998,215
2014	10%	Due on demand ~ 2 years	$3.05 ~$7.00	2,720,412	121,296	2,599,116	578,832	—	—	—	—
				$8,095,457	$158,456	$7,937,001	2,130,811	$7,993,166	$224,106	$7,769,060	2,340,638

		Current		$3,678,504	$129,283	$3,549,221	1,070,975	$4,955,868	$153,396	$4,802,472	1,438,033
		Non-current		$4,416,953	$29,173	$4,387,780	1,059,836	$3,037,298	$70,710	$2,966,588	902,605

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$373,000	$—	$373,000	113,030	$373,000	$—	$373,000	113,030
2013	10%	1 year	$3.60	152,066	—	152,066	42,241	187,706	—	187,706	52,141
2014	10%	2 years	$7.00	200,000	—	200,000	28,571	—	—	—	—
				$725,066	$—	$725,066	183,842	$560,706	$—	$560,706	165,171

		Current		$525,066	$—	$525,066	155,271	$560,706	$—	$560,706	165,171
		Non-current		$200,000	$—	$200,000	28,571	$—	$—	$—	—

Notes payable
2012	11%	2 years	NA	$—	$—	$—	—	$833,335	$18,265	$815,070	—
2013	2% ~ 10%	Due on demand ~ 2 years	NA	1,110,000	—	1,110,000	—	1,150,000	—	1,150,000	—
2014	11%	2 years	NA	833,335	—	833,335	—	—	—	—	—
				$1,943,335	$—	$1,943,335	—	$1,983,335	$18,265	$1,965,070	—

		Current		$1,110,000	$—	$1,110,000	—	$1,783,335	$18,265	$1,765,070	—
		Non-current		$833,335	$—	$833,335	—	$200,000	$—	$200,000	—

Notes payable - related party
2012	8% ~ 10%	Due on demand	NA	$656,730	$—	$656,730	—	$880,062	$4,421	$875,641	—
2013	8%	Due on demand	NA	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	NA	252,165	—	252,165	—	—	—	—	—
				$958,895	$—	$958,895	—	$930,062	$4,421	$925,641	—

		Current		$825,562	$—	$825,562	—	$930,062	$4,421	$925,641	—
		Non-current		$133,333	$—	$133,333	—	$—	$—	$—	—

		Grand Total		$11,722,753	$158,456	$11,564,297	2,314,653	$11,467,269	$246,792	$11,220,477	2,505,809

Cash flows for the nine months ended September 30, 2014 and September 30, 2013

Net cash used in operating activities

Net cash flows used in operating activities increased by $1.6 million, or 29%, to $7.2 million from $5.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily due to a $6.8 million increase in net loss, the absense of an add-back of transaction costs of $1.0 million, $0.9 million change in working capital and offset by $7.1 million in higher non-cash components of that net loss. This includes $3.5 million in warrant exercise inducement expense, a $2.2 million higher change in fair value of liability classified warrants and $0.7 million higher share-based compensation.

Net cash used in investing activities

Net cash flows used in investing activities increased by $0.02 million to $0.02 million from $0.0 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was due to purchases of property and equipment. No other investing activities occurred in the nine months ended September 30, 2014 or 2013.

Net cash from financing activities

Net cash flows from financing activities decreased by $5.8 million, or 52%, to $5.3 million from $11.1 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily as a result of a $10.2 million decrease in proceeds received from issuance of notes and common stock from $16.1 million to $5.9 million which was partially offset by a $4.9 million decrease in payment on notes.

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

Notes Payable, Convertible Notes Payable and Warrants

From time to time, we obtain financing in the form of notes payable and/or notes with detachable warrants, some of which are convertible into shares of our common stock and some of which are issued to related parties. We analyze all of the terms of our convertible notes and notes issued with warrants to determine the appropriate accounting treatment, including determining whether conversion features are required to be bifurcated and treated as a discount, allocation of fair value of the issuance to the debt instrument, detachable stock purchase warrant, and any beneficial conversion features, and the applicable classification of the convertible notes payable and warrants as debt, equity or temporary equity (mezzanine).

We allocate the proceeds from the issuance of a debt instrument with detachable stock purchase warrants to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. We account for the portion of the proceeds allocated to warrants in additional paid-in capital and the remaining proceeds are allocated to the debt instrument. The allocation to warrant results in a discount to notes payable which is amortized using the effective interest method to interest expense over the expected term of the note. We also include the intrinsic value of the embedded conversion feature of convertible notes payable in the discount to notes payable, which is amortized and charged to interest expense over the expected term of the note.

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

Fair Value of Common Stock

The fair value of the common stock underlying our share-based awards was determined on each grant date by our board of directors, with input from management, primarily based on the market value of stock of similar companies and recent arm’s length transactions involving the sale of common stock as well as other factors our board of directors considered relevant to the valuation of our common stock. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a range of objective and subjective factors to estimate the fair value of our common stock.

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

•                  the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering, sale, licensing or other strategic transaction, given prevailing market and biotechnology sector conditions; and

•                  the illiquid nature of our common stock.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at September 30, 2014. The fair value of our debt instruments is not materially different from their carrying values as presented. The fair value of our convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6 to our condensed consolidated financial statements.

The Company issued stock purchase warrants in conjunction with its September 2013 private placement and issued replacement warrants upon the exercise of certain of such warrants in June 2014 (see Note 7). Such warrants and replacement warrants are accounted for as liability classified warrants whose fair market value is determined using Level 3 inputs. These inputs include expected term and expected volatility.

Marketable Securities

Securities available-for-sale are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gains or losses, net of taxes in accumulated other comprehensive income. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. With our prior written approval, in certain situations, product is returnable only by our direct customers for a returned goods credit, for product that is expired, damaged in transit, or which is discontinued, withdrawn or recalled. We estimate our sales returns based upon our prior sales and return history and accrue a Sales Return Allowance at the time of sale. We pay royalties on an annual basis based on existing license arrangements. These royalties are recognized as cost of goods sold upon sale of the products.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weakness in our internal control over financial reporting as of December 31, 2013 described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, and the material weakness described below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013. We are in the process of strengthening our internal control documentation and procedures to develop clear identification of key financial and reporting controls over complex or significant unusual transactions.

Material Weakness and Plan of Remediation

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by us in the reports that we file or submit to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In conducting our review of our internal control over financial reporting as of December 31, 2013, we identified a material weakness in our internal control over financial reporting relating to the adequacy of resources and controls resulting from us not having an adequate level of resources with the appropriate level of training and experience in regards to the application of GAAP for certain complex transactions. In addition, we did not maintain effective controls over the completeness and accuracy of financial reporting for complex or significant unusual transactions. This material weakness resulted in a material misstatement of our liabilities, shareholders’ deficit, net loss, non-cash expenses and related financial disclosures for the three month period ended September 30, 2013 that was not prevented or detected on a timely basis and, consequently, a restatement of the unaudited condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

To remediate this existing material weakness, we have hired one additional accounting professional and engaged a consulting professional with knowledge and experience in GAAP. We are also evaluating and improving our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls over complex or significant unusual transactions. We continue to strengthen our procedures and staffing levels in order to fully address this material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July and August 2014, an aggregate of $1,473,179 in principal and accrued interest on convertible notes was converted into common stock at a conversion price of $3.30 per share.

In September 2014, $25,200 in principal amount of a convertible note was converted into common stock at a conversion price of $3.60 per share.

From July to September 2014, warrants to purchase 101,857 shares of common stock were exercised at exercise prices ranging from of $3.05 to $3.825 per share, including 5,246 warrants exercised on a cashless basis.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Convertible Promissory Note, Dated October 10, 2014, issued by the registrant to The Shitabata Family Trust.

10.1	Promissory Note, Dated October 10, 2014, issued by the registrant to The Shitabata Family Trust.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: November 13, 2014	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., MPH
	Its:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

	By:	/s/ Peter Ludlum
	Name:	Peter Ludlum
	Its:	Chief Financial Officer (principal financial and accounting officer)