Form 10-Q
period 2015-03-31
EMMAUS LIFE SCIENCES, INC.
filed 2015-05-20
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The registrant had 28,108,013 shares of common stock, par value $0.001 per share, outstanding as of May 20, 2015.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$328,359	$556,318
Accounts receivable	14,963	42,734
Inventories, net	267,888	250,413
Marketable securities	53,754	79,236
Marketable securities, pledged to creditor	226,865	—
Prepaid expenses and other current assets	109,994	129,554
Total current assets	1,001,823	1,058,255

PROPERTY AND EQUIPMENT, Net	68,443	72,391

OTHER ASSETS
Marketable securities, pledged to creditor	—	334,410
Intangibles, net	839,286	892,857
Deposits	297,552	306,379
Total other assets	1,136,838	1,533,646
Total Assets	$2,207,104	$2,664,292

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,227,478	$2,601,420
Due to related party	394,446	394,446
Notes payable, net	2,957,350	1,643,615
Notes payable to related parties, net	1,190,199	825,562
Convertible notes payable, net	3,138,015	3,456,959
Convertible notes payable to related parties, net	373,000	373,000
Total current liabilities	11,280,488	9,295,002

LONG-TERM LIABILITIES
Deferred rent	48,714	3,729
Liability classified warrants	3,020,000	3,206,000
Warrant derivative liabilities	6,138,000	6,520,000
Notes payable, net	—	833,335
Notes payable to related parties, net	—	133,333
Convertible notes payable, net	3,635,761	3,651,555
Convertible notes payable to related parties, net	200,000	200,000
Total long-term liabilities	13,042,475	14,547,952
Total Liabilities	24,322,963	23,842,954

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 30,606,335 and 30,511,573 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	30,607	30,512
Additional paid-in capital	53,216,812	50,417,503
Accumulated other comprehensive loss	(326,126)	(194,015)
Accumulated deficit	(75,037,152)	(71,432,662)
Total Stockholders’ Deficit	(22,115,859)	(21,178,662)
Total Liabilities & Stockholders’ Deficit	$2,207,104	$2,664,292

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

REVENUES, Net	$96,759	$84,689

COST OF GOODS SOLD	49,990	46,901
GROSS PROFIT	46,769	37,788

OPERATING EXPENSES
Research and development	244,118	605,040
Selling	157,186	125,931
General and administrative	3,214,796	2,985,914
	3,616,100	3,716,885

LOSS FROM OPERATIONS	(3,569,331)	(3,679,097)

OTHER INCOME (EXPENSE)
Change in fair value of liability classified warrants	186,000	(2,883,000)
Change in fair value of warrant derivative liabilities	382,000	—
Interest and other income (loss)	43,538	(18,405)
Interest expense	(644,497)	(417,361)
	(32,959)	(3,318,766)

LOSS BEFORE INCOME TAXES	(3,602,290)	(6,997,863)
INCOME TAXES	2,200	2,500
NET LOSS	(3,604,490)	(7,000,363)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding loss on securities available-for-sale	(133,026)	(323,828)
Unrealized foreign translation	915	886
COMPREHENSIVE LOSS	$(3,736,601)	$(7,323,305)
NET LOSS PER COMMON SHARE	$(0.12)	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,581,171	29,228,306

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 31, 2014 TO MARCH 31, 2015

(UNAUDITED)

	Common stock — par value $0.001 per share, 100,000,000 shares authorized		Additional	Accumulated Other
	Shares	Common Stock	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2014	30,511,573	$30,512	$50,417,503	$(194,015)	$(71,432,662)	$(21,178,662)
Warrant issued in conjunction with convertible notes	—	—	220,071	—	—	220,071
Proceeds from exercise of warrants	94,762	95	102,790	—	—	102,885
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	835,204	—	—	835,204
Share-based compensation	—	—	1,641,244	—	—	1,641,244
Unrealized loss on marketable securities, net of tax	—	—	—	(133,026)	—	(133,026)
Foreign currency translation effect	—	—	—	915	—	915
Net loss	—	—	—	—	(3,604,490)	(3,604,490)

Balance, March 31, 2015	30,606,335	$30,607	$53,216,812	$(326,126)	$(75,037,152)	$(22,115,859)

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,604,490)	$(7,000,363)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	59,094	57,708
Interest expense accrued from discount of convertible notes	339,006	132,129
Share-based compensation	1,641,244	1,607,708
Change in fair value of liability classified warrants	(186,000)	2,883,000
Change in fair value of warrant derivative liabilities	(382,000)	—
Net changes in operating assets and liabilities
Accounts receivable	27,918	8,286
Inventories	(16,823)	(11,711)
Prepaid expenses and other current assets	21,283	46,967
Deposits	9,196	(6,104)
Accounts payable and accrued expenses	818,168	110,366
Deferred rent	44,957	—
Net cash flows used in operating activities	(1,228,447)	(2,172,014)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(1,467)	(21,035)
Net cash flows used in investing activities	(1,467)	(21,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	698,783	48,832
Proceeds from convertible notes payable issued	200,000	38,831
Proceeds from exercise of warrants	102,885	—
Net cash flows from financing activities	1,001,668	87,663
Effect of exchange rate changes on cash	287	1,599

Net decrease in cash and cash equivalents	(227,959)	(2,103,787)
Cash and cash equivalents, beginning of period	556,318	3,638,600
Cash and cash equivalents, end of period	$328,359	$1,534,813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$62,240	$48,713
Income taxes paid	$2,200	$2,500

The accompanying notes are an integral part of these financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc. and subsidiaries (the “Company” or “Emmaus”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 31, 2015 (“Annual Report”).  Interim results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The preparation of the condensed consolidated financial statements requires the use of management estimates. Actual results could differ materially from those estimates.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Company’s Annual Report for a summary of significant accounting policies.  There have been no material changes to our significant accounting policies during the three months ended March 31, 2015.  Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the three months ended March 31, 2015 and comparative amounts from the prior fiscal periods:

Immaterial corrections of prior year amounts — During the preparation of its condensed consolidated financial statements for the three months ended March 31, 2015, the Company identified the following immaterial error in its consolidated financial statements as of and for the years ended December 31, 2014 and 2013, the interim periods of September 30, 2013 and the interim periods of 2014. This immaterial error has been corrected in the accompanying condensed consolidated financial statements.

On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit (the “Private Placement”). Each unit consisted of one share of common stock and one common stock warrant for the purchase of an additional share of common stock. In addition, the Company issued 300,000 common stock purchase warrants as compensation to a broker related to the Private Placement. These warrants had similar rights and features to the other warrants issued in the Private Placement. At the time of issuance on September 11, 2013, the Company did not record the 300,000 common stock purchase warrants at their respective fair value as additional transaction costs. The 300,000 common stock purchase warrants had an initial fair value of $681,000 as of September 11, 2013 of which $62,000 should have been allocated to additional paid in capital and $619,000 allocated to transaction costs in the quarter ended September, 30, 2013, consistent with the relative allocation of the other transaction costs of the Private Placement. In addition, the Company did not account for changes in the fair value of these 300,000 warrants in periods subsequent to their issuance. The fair value of the liability classified warrant was $652,000, $589,000, and $879,000 as of September 30, 2013, December 31, 2013 and December 31, 2014. In addition, the change in the fair value of the 300,000 liability classified warrants was $(29,000) in the quarter ended September 30, 2013, $(63,000) in the quarter ended December 31, 2013, $(92,000) in the year-ended December 31, 2013, $260,000 in the quarter ended March 31, 2014 and $290,000 in the year ended December 31, 2014. Adjustments reflecting the above have been included in the condensed consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the period ending March 31, 2015 and has been reflected in all prior periods displayed.

Inventories — All of the raw material purchased during the three months ended March 31, 2015 and for the year ended December 31, 2014 was from one vendor.

Inventory by category	March 31, 2015	December 31, 2014
Raw materials and components	$—	$43,700
Work-in-process	73,130	27,665
Finished goods	194,759	179,048
	$267,888	$250,413

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2015 and 2014 were $19,263 and $67,147, respectively.

Marketable securities — The Company’s marketable securities consist of 48,550 shares of CellSeed, Inc. (“CellSeed”) stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed’s IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010. As of March 31, 2015 and December 31, 2014, the closing price per share was 688 Yen ($5.78) and 1,027 Yen ($8.52), respectively.

As of March 31, 2015, 9,300 shares of CellSeed stock are classified as a current asset, as they are available for sale by the Company. The remaining 39,250 shares of CellSeed stock are pledged to secure a $500,000 convertible note issued to Mitsubishi UFJ Capital III Limited Partnership that is due in March 2016 and are classified as current assets, as marketable securities, pledged to creditor.

Fair value measurements — The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2015 and the year ended December 31, 2014:

	Period ended
Liability Classified Warrants—Stock Purchase Warrants	March 31, 2015	December 31, 2014
Balance, beginning of period	$3,206,000	$6,517,000
Fair value at issuance date	—	3,523,000
Settlement of liability associated with warrants exercised	—	(1,752,744)
Reclassification to warrant derivative liabilities	—	(7,068,000)
Reduction of the warrants exercised to intrinsic value included in the statement of comprehensive loss	—	(1,770,256)
Change in fair value included in the statement of comprehensive loss	(186,000)	3,757,000
Balance, end of period	$3,020,000	$3,206,000

	Period ended
Warrant Derivative Liabilities—Stock Purchase Warrants	March 31, 2015	December 31, 2014
Balance, beginning of period	$6,520,000	$—
Reclassification from liability classified warrants	—	7,068,000
Change in fair value included in the statement of comprehensive loss	(382,000)	(548,000)
Balance, end of period	$6,138,000	$6,520,000

The initial value of the liability classified warrants as of September 11, 2013, value of warrant derivative liability as of September 11, 2014 and the change in fair value of the liability classified warrants and warrant derivative liability as of March 31, 2015, September 11, 2014, June 10, 2014 (the date of exercise and issuance), and December 31, 2013 were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. The values as of March 31, 2015, December 31, 2014, September 11, 2014, June 10, 2014, December 31, 2013 and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	March 31, 2015	December 31, 2014	September 11, 2014	June 10, 2014	December 31, 2013	Initial Value
Stock price	$4.90	$4.90	$5.10	$5.10	$3.60	$3.60
Risk-free interest rate	1.00%	1.38%	1.43%	1.32%	1.75%	1.72%
Expected volatility (peer group)	66.40%	71.50%	69.50%	68.20%	63.20%	72.40%
Expected life (in years)	3.45	3.70	3.95	4.26	4.70	5.00
Expected dividend yield	—	—	—	—	—	—
Number outstanding	3,320,501	3,320,501	3,320,501	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$3,020,000	$3,206,000	$3,479,000	$10,679,000	$6,517,000	$7,541,000
Warrant derivative liabilities	$6,138,000	$6,520,000	$7,068,000	$—	$—	$—

Debt and related party debt — The following table presents the effective interest rates on the original loan principal amount for loans originated in the respective periods that either had a beneficial conversion interest or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest Rate	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2014 convertible notes payable	6 mo. ~ 2 years	10%	$3,096,266	$3.05 ~ $3.60	$1,392,387	50,000	$3.50	$126,732	28% ~ 100%
2015 convertible notes payable	Due on demand ~ 2 years	10%	1,578,452	$3.50 ~ $3.60	835,204	110,417	$4.90	220,071	46% ~ 109%
Total			$4,674,718		$2,227,591	160,417		$346,803

Related party notes are disclosed as separate line items in the Company’s balance sheet presentation.

Net loss per share — As of March 31, 2015 and 2014, there were 12,838,502 and 14,254,868 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

Recent accounting pronouncements — In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity must apply the amendments on a retrospective basis wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the  prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability).

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2015	December 31, 2014
Equipment	$161,712	$160,201
Leasehold improvements	30,669	30,579
Furniture and fixtures	74,714	74,683
Sub total	267,095	265,463
Less: accumulated depreciation	(198,652)	(193,072)
Total	$68,443	$72,391

During the three months ended March 31, 2015 and 2014, depreciation expense was $5,523 and $4,137, respectively.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets, related to license fees and patent filing costs associated with NutreStore® L-glutamine powder for oral solution as a treatment for SBS and the Company’s exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell-Sheet (“CAOMECS”) under the Research Agreement and Individual Agreement with CellSeed (see Note 8) consisted of the following at:

	March 31, 2015	December 31, 2014
License fees and patent filing costs	$2,250,000	$2,250,000
Less: accumulated amortization	(1,410,714)	(1,357,143)
Total	$839,286	$892,857

During the three months ended March 31, 2015 and 2014, amortization expense was $53,571 and $53,572, respectively. As of March 31, 2015 estimated aggregate amortization expense for the next five years is as follows:

Periods ending December 31,	Amount
2015	$160,715
2016	214,286
2017	214,286
2018	214,286
2019	35,713
Total	$839,286

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	March 31, 2015	December 31, 2014
Accounts payable
Clinical and regulatory expenses	$202,797	$266,537
Legal expenses	191,657	176,691
Other vendors	1,357,408	774,444
Subtotal	1,751,862	1,217,672
Accrued interest payable, related parties	134,380	110,200
Accrued interest payable	793,014	761,682
Accrued expenses	256,556	220,200
Deferred salary	291,666	291,666
Total accounts payable and accrued expenses	$3,227,478	$2,601,420

NOTE 6 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2015 and December 31, 2014:

Year Issued	Interest Rate Range	Term of Notes	Conv. Price	Principal Outstanding March 31, 2015	Discount Amount March 31, 2015	Carrying Amount March 31, 2015	Shares Underlying Principal March 31, 2015	Principal Outstanding December 31, 2014	Discount Amount December 31, 2014	Carrying Amount December 31, 2014	Shares Underlying Principal December 31, 2014
Convertible notes payable
2010	0 ~ 6.0%	5 years	$3.05	$74,000	$1,997	$72,003	24,248	$74,000	$3,195	$70,805	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2013	10%	2 years	$3.30 ~$3.60	1,841,187	6,889	1,834,298	631,094	2,463,299	18,750	2,444,549	834,667
2014	10%	Due on demand ~ 2 years	$3.05 ~$7.00	4,164,963	725,073	3,439,890	1,016,475	4,939,773	846,613	4,093,160	1,241,241
2015	10%	Due on demand ~ 2 years	$3.50 ~$7.00	1,778,453	850,868	927,585	479,363	—	—	—	—
				$8,358,603	$1,584,827	$6,773,776	2,314,989	$7,977,072	$868,558	$7,108,514	2,263,965

		Current		$3,776,083	$638,068	$3,138,015	1,221,962	$3,478,904	$21,945	$3,456,959	1,156,050
		Non-current		$4,582,520	$946,759	$3,635,761	1,093,027	$4,498,168	$846,613	$3,651,555	1,107,915

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$373,000	$—	$373,000	124,248	$373,000	$—	$373,000	121,461
2014	10%	2 years	$7.00	200,000	—	200,000	30,891	200,000	—	200,000	30,187
				$573,000	$—	$573,000	155,139	$573,000	$—	$573,000	151,648

		Current		$373,000	$—	$373,000	124,248	$373,000	$—	$373,000	121,461
		Non-current		$200,000	$—	$200,000	30,891	$200,000	$—	$200,000	30,187

Notes payable
2013	2% ~ 10%	Due on demand ~ 2 years	NA	$1,040,000	$—	$1,040,000	—	$1,030,000	$—	$1,030,000	—
2014	11%	Due on demand ~ 2 years	NA	1,446,950	—	1,446,950	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand ~ 2 years	NA	470,400	—	470,400	—	—	—	—	—
				$2,957,350	$—	$2,957,350	—	$2,476,950	$—	$2,476,950	—

		Current		$2,957,350	$—	$2,957,350	—	$1,643,615	$—	$1,643,615	—
		Non-current		$—	$—	$—	—	$833,335	$—	$833,335	—

Notes payable - related party
2012	8% ~ 10%	Due on demand	NA	$656,730	$—	$656,730	—	$656,730	$—	$656,730	—
2013	8%	Due on demand	NA	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	NA	240,308	—	240,308	—	252,165	—	252,165	—
2015	10% ~ 11%	Due on demand ~ 2 years	NA	243,161	—	243,161	—	—	—	—	—
				$1,190,199	$—	$1,190,199	—	$958,895	$—	$958,895	—

		Current		$1,190,199	$—	$1,190,199	—	$825,562	$—	$825,562	—
		Non-current		$—	$—	$—	—	$133,333	$—	$133,333	—

		Grand Total		$13,079,152	$1,584,827	$11,494,325	2,470,128	$11,985,917	$868,558	$11,117,359	2,415,613

The average stated interest rate of notes payable as of March 31, 2015 and December 31, 2014 was 10%. The average effective interest rate of notes payable as of March 31, 2015 and December 31, 2014 was 21% and 23%, respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company’s common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $3.60 per share. Certain notes with a $7.00 stated conversion price in the second year of their two year term are subject to automatic conversion into shares of our common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	at March 31, 2015
2015	$6,466,386
2016	5,787,192
2017	825,574
Total	$13,079,152

The Company estimated the total fair value of any beneficial conversion feature and accompanying warrants in allocating the debt proceeds. The proceeds allocated to the beneficial conversion feature were determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of the Company’s common stock as of the date of issuance (see Note 2). The fair value of the warrants issued in conjunction with notes was determined using the Black Scholes Merton option pricing model with the following inputs for the periods ended:

	March 31, 2015	December 31, 2014
Stock price	$4.90	$4.90
Exercise price	$4.90	$3.50
Term	5 years	5 years
Risk-free interest rate	1.57%	1.66%
Expected dividend yield	—	—
Expected volatility	67.30%	70.10%

In situations where the debt included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on the pro-rata fair value.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Private placement — On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit. Each unit consisted of one share of common stock and one common stock warrant for the purchase of an additional share of common stock. The aggregate purchase price for the units was $7,551,253.  In addition, 300,000 warrants for the purchase of a share of common stock were issued to a broker under the same terms as the Private Placement transaction (“Broker Warrants”).

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of March 31, 2015. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. As of March 31, 2015, the fair value of these 2,225,036 Private Placement warrants and Broker Warrants derivative liabilities was $6,138,000 (see Note 2). For further details regarding registration rights associated with warrants, see the Registration Rights section below in this Footnote.

Stock warrants —During the three months ended March 31, 2015, in connection with the issuance of a convertible notes, the Company issued five-year warrants to purchase an aggregate of 110,417 shares of common stock of the Company at an exercise price of $4.90 per share.

Warrant exercises and issuance— During the three months ended March 31, 2015, the Company issued 94,762 shares of common stock upon the exercise of warrants at exercise prices ranging from $1.00 to $3.05 per share, including 22,344 warrants exercised on a cashless basis.

On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share. The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. If the shares of common stock underlying the replacement warrants are not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the replacement warrants using a cashless exercise feature. For more details regarding registration rights associated with the replacement warrants, see “Registration Rights” below.

A summary of outstanding warrants as of March 31, 2015 and December 31, 2014 is presented below.

	Three months ended March 31, 2015	Year ended December 31, 2014
Warrants outstanding, beginning of period	5,101,450	6,279,296
Granted	110,417	1,145,465
Exercised	(94,762)	(1,254,621)
Cancelled, forfeited or expired	(429,526)	(1,068,690)
Warrants outstanding, end of period	4,687,579	5,101,450

A summary of outstanding warrants by year issued and exercise price as of March 31, 2015 is presented below.

	Outstanding			Exercisable
Exercise Price	Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
Balance 2012
$2.50	1,000,000	0.41	$2.50	1,000,000	$2.50
$3.05	156,661	0.50	$3.05	156,661	$3.05
2012 total	1,156,661			1,156,661

During 2013
$3.30	50,000	3.09	$3.30	50,000	$3.30
$3.50	2,225,036	3.45	$3.50	2,225,036	$3.50
2013 total	2,275,036			2,275,036

During 2014
$3.50	1,145,465	3.48	$3.50	1,145,465	$3.50
2014 total	1,145,465			1,145,465

During 2015
$4.90	110,417	4.93	$4.90	110,417	$4.90
Total	4,687,579			4,687,579

Stock options — During the three months ended March 31, 2015, no options were granted by the Company’s Board of Directors. During the year ended December 31, 2014, the Company’s Board of Directors granted 840,000 options to its directors, employees and consultants. During the three months ended March 31, 2014, 340,000 options that were approved by the Company’s Board of Directors in April 2012 were deemed issued. The aggregate fair value of these tranches of options, including options granted or deemed issued in 2014 was approximately $3.0 million. As of March 31, 2015, there were 5,669,000 options outstanding under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan and 11,795 options outstanding that were issued under the prior Company plan.

A summary of outstanding options as of March 31, 2015 is presented below.

	Prior Plan		March 31, 2015		December 31, 2014
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	11,795	$3.05	5,669,000	$3.68	4,504,000	$3.58
Granted or deemed issued	—	—	—	—	1,180,000	$4.06
Exercised	—	—	—	—	—	—
Cancelled, forfeited and expired	—	—	—	—	(15,000)	$3.60
Options outstanding, end of period	11,795	$3.05	5,669,000	$3.68	5,669,000	$3.68
Options exercisable, end of period	11,795	$3.05	3,461,917	$3.57	2,855,251	$3.55
Options available for future grant, end of period	—		3,331,000		3,331,000

The weighted average grant-date fair value of options granted or deemed issued during the three months ended March 31, 2014 was $2.19. The weighted average grant-date fair value of common shares underlying stock options granted or deemed issued during the three months ended March 31, 2014 was $3.60.

During the three months ended March 31, 2015 and 2014, the Company recognized $1.6 million and $1.6 million, respectively of share-based compensation cost arising from stock option grants. As of March 31, 2015, there was $4.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2011 Stock Incentive Plan. That cost is expected to be recognized over the weighted average remaining period of 1.3 years.

Registration rights — Pursuant to the Subscription Agreements relating to the Private Placement and certain warrants, the Company agreed to use its commercially reasonable best efforts to have on file with the SEC, by September 11, 2014 and at the Company’s sole expense, a registration statement to permit the public resale of 4,115,966 shares of the Company’s common stock and 3,320,501 shares of common stock underlying warrants (collectively, the “Registerable Securities”). In the event such registration statement includes securities to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act, and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such registration statement that the number of Registrable Securities proposed to be sold in such offering is greater than the number of such securities which can be included in such offering without materially adversely affecting such offering, the Company will include in such registration the following securities in the following order of priority: (i) any securities the Company proposes to sell, and (ii) the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above apply until all Registerable Securities have been sold pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing.

If the shares of common stock underlying warrants to purchase 2,225,036 shares are not registered for resale at the time of exercise or if the shares of common stock underlying warrants to purchase 1,095,465 shares are not registered for resale at the time of exercise on or after June 10, 2015, and in each such case the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of March 31, 2015, based on a fair market value of a share of the Company’s common stock of $4.90 and 2,225,036 warrants issued and outstanding and eligible for cashless exercise, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 635,725 shares. If the fair market value of a share of the Company’s common stock were to increase by $1.00 from $4.90 to $5.90, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 905,099 shares as of March 31, 2015. The maximum number of shares issuable under cashless exercises, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 948,715 on June 10, 2015 based on a fair market value of a share of our common stock of $4.90 and 3,320,501 warrants issued and outstanding and eligible for cashless exercise. If the fair market value of a share of the Company’s common stock were to increase by $1.00 from $4.90 to $5.90, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 1,350,712 shares as of June 10, 2015.

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

Operating leases — The Company leases its office space under operating leases with unrelated entities. The rent expense during the three months ended March 31, 2015 and 2014 amounted to $118,192 and $46,094, respectively.

Future minimum lease payments under the agreements are as follows:

Year	Amount
2015	$308,601
2016	490,140
2017	467,811
2018	481,845
2019	123,766
$1,872,163

Licensing agreement — In April 2011, the Company entered into a Research Agreement and an Individual Agreement with CellSeed and, in August 2011, entered into an addendum to the Research Agreement. Pursuant to the Individual Agreement, CellSeed granted the Company the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell-Sheet (“CAOMECS”) for the cornea in the United States and agreed to disclose to the Company its accumulated information package for the joint development of CAOMECS. Under the Individual Agreement, the Company agreed to pay CellSeed $1.5 million, which it paid in February 2012. The technology acquired under the Individual Agreement is being used to support an ongoing research and development project and management believes the technology has alternative future uses in other future development initiatives.

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

NOTE 9 — AMOUNTS RECLASSIFIED OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

During the three months ended March 31, 2015 and 2014, there were no amounts reclassified from accumulated other comprehensive income.

NOTE 10 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to the Company’s loans from related persons outstanding as of March 31, 2015.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at March 31, 2015	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conv. Rate	Shares Underlying Principal at March 31, 2015
Current, Promissory note payable to related parties:
	Hope Hospice (1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$—	$—	—
	Hope Hospice (1)	8%	6/14/2012	Due on demand	200,000	200,000	—	—	—	—
	Hope Hospice (1)	8%	6/21/2012	Due on demand	100,000	100,000	—	—	—	—
	Yutaka Niihara (2)(4)	10%	12/5/2012	Due on demand	156,730	1,213,700	1,056,970	—	—	—
	Hope Hospice (1)	8%	2/11/2013	Due on demand	50,000	50,000	—	—	—	—
	Lan T. Tran (2)	11%	2/10/2014	2 years(3)	106,976	106,976	—	—	—	—
	Hideki & Eiko Uehara (5)	11%	2/15/2014	2 years	133,333	133,333	—	—	—	—
	Hope Hospice (1)	10%	1/7/2015	2 years(3)	100,000	100,000	—	—	—	—
	James Lee (5)	10%	1/26/2015	2 years(3)	50,000	50,000	—	—	—	—
	Yutaka Niihara (2)(4)	10%	1/29/2015	2 years(3)	20,000	20,000	—	—	—	—
	Hope Hospice (1)	10%	1/29/2015	2 years(3)	30,000	30,000	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2015	2 years(3)	10,000	10,000	—	—	—	—
	Charles Stark (2)	10%	2/10/2015	2 years(3)	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	2/20/2015	2 years(3)	10,000	10,000	—	—	—	—
	Cuc T. Tran (5)	11%	3/5/2015	1 year	13,161	13,161	—	—	—	—
				Sub total	$1,190,199	$2,247,170	$1,056,970	$—	$—	—
Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on demand	$373,000	$388,800	$15,800	$—	$3.30	124,248
				Sub total	$373,000	$388,800	$15,800	$—	$—	124,248
Long-term, Convertible notes payable to related parties:
	Phillip M. Satow (4)	10%	6/6/2014	2 years	$100,000	$100,000	$—	$—	$7.00	15,455
	Richard S. Pechter (5)	10%	6/11/2014	2 years	100,000	100,000	—	—	$7.00	15,436
				Sub total	$200,000	$200,000	$—	$—	$—	30,891
				Total	$1,763,199	$2,835,970	$1,072,770	$—	$—	155,139

(1) Dr. Niihara is the CEO of Hope Hospice.

(2) Officer

(3) Due on Demand

(4) Director

(5) Family of Officer/Director

The following table sets forth information relating to the Company’s loans from related persons outstanding as of December 31, 2014.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2014	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conv. Rate	Shares Underlying Principal at December 31, 2014
Current, Promissory note payable to related parties:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$16,000	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	20,000	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	10,000	—	—
	Yutaka Niihara(2)(4)	10%	12/5/2012	Due on demand	156,730	1,213,700	1,056,970	60,851	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	4,000	—	—
	Lan T. Tran(2)	11%	2/10/2014	2 years(3)	106,976	106,976	—	—	—	—
	Cuc T. Tran(5)	11%	3/5/2014	1 year	11,856	11,856	—	—	—	—
				Sub total	$825,562	$1,882,532	$1,056,970	$110,851	$—	—
Current, Convertible notes payable to related parties:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$373,000	$388,800	$15,800	$67,680	$3.30	121,461
				Sub total	$373,000	$388,800	$15,800	$67,680	$—	121,461
Long-term, Promissory note payable to related parties:
	Hideki & Eiko Uehara(5)	11%	2/15/2014	2 years	$133,333	$133,333	$—	$14,697	$—	—
				Sub total	$133,333	$133,333	$—	$14,697	$—	—
Long-term, Convertible notes payable to related parties:
	Phillip M. Satow(4)	10%	6/6/2014	2 years	$100,000	$100,000	$—	$—	$7.00	15,103
	Richard S. Pechter(5)	10%	6/11/2014	2 years	100,000	100,000	—	—	$7.00	15,084
				Sub total	$200,000	$200,000	$—	$—	$—	30,187
				Total	$1,531,895	$2,604,665	$1,072,770	$193,228	$—	151,648

(1) Dr. Niihara is the CEO of Hope Hospice.

(2) Officer

(3) Due on Demand

(4) Director

(5) Family of Officer/Director

Since July 2012, the Company has been engaged in litigation with AFH Advisory, which was the sole stockholder of AFH Acquisition IV immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. In September 2012, AFH Advisory and related parties filed a complaint against the Company in the Superior Court of Delaware. In October 2012, the Company filed counterclaims against the plaintiffs and third-party claims against Amir Heshmatpour. Mr. Heshmatpour is a former officer of AFH Acquisition IV, Inc. (prior to the Merger) and former director of the Company and is the Managing Partner of AFH Advisory. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company in its litigation against AFH Advisory, Griffin Ventures, Ltd. (‘‘Griffin’’), The Amir & Kathy Heshmatpour Family Foundation (the ‘‘Foundation’’) and Amir Heshmatpour. The order, among other things, (i) stated that a letter of intent previously entered into between the Company and AFH Advisory (the ‘‘Letter of Intent’’) was properly terminated as of July 19, 2012 by the Company, and (ii) ordered the transfer agent for the Company to effect the cancellation of 2,504,249 shares of the Company’s common stock held by AFH Advisory, Griffin and the Foundation. The cancellation of such shares was effected by the Company’s transfer agent on June 28, 2013. The cancellation of such shares was subject to appeal until 30 days after the completion of trial court proceedings. While the partial summary judgment in favor of the Company in this litigation noted above led to the cancellation of 2,504,249 shares of the Company by the transfer agent on June 28, 2013, the Company has continued to present these shares in its financial statements as outstanding until the right of appeal has lapsed and all contingencies have been resolved. The Company’s cause of action for fraud, which was not part of the summary judgment, had not yet been litigated or settled as of March 31, 2015. On May 4, 2015, a settlement was entered with the Superior Court of the State of Delaware dismissing the case with prejudice, thus removing any right to appeal.

NOTE 11 — GEOGRAPHIC INFORMATION

For the three months ended March 31, 2015 and 2014, the Company earned revenue from countries outside of the United States as outlined in the table below:

Country	Revenues for the three months ended March 31, 2015	% of total revenue for the three months ended March 31, 2015	Revenues for the three months ended March 31, 2014	% of total revenue for the three months ended March 31, 2014
Japan	$42,743	44%	$41,778	43%
Taiwan	42,613	44%	27,730	28%

The Company did not have any significant currency translation or foreign transaction adjustments during the three months ended March 31, 2015 and 2014.

NOTE 12 — SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Company issued the following:

Notes issued after March 31, 2015	Loan Principal Outstanding	Annual Interest Rate	Term of Notes	Conversion Price
Convertible note (1)	$462,993	10.00%	2 years	$3.60
Convertible note (1)	272,640	10.00%	2 years	$3.50
Convertible notes (2)	893,343	10.00%	2 years	$4.50
Promissory note — related party (3)	500,000	10.00%	On demand up to 2 years	—
Promissory note	1,500,000	11.00%	On demand up to 2 years	—
	$3,628,976

(1)         Refinance of prior note

(2)         Includes mandatory conversion at the time of an initial public offering at a conversion price equal to 80% of the initial public offering price.

(3)         This is a related party loan from Dr. Niihara, an officer and director of the Company.

Subsequent to March 31, 2015, the Company settled an outstanding legal case. Since July 2012 the Company has been engaged in litigation with AFH Advisory, which was the sole stockholder of AFH Acquisition IV immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company which led to the cancellation of 2,504,249 shares of the Company held by AFH and related parties. The Company has continued to present these shares in its financial statements as outstanding until the right of appeal has lapsed and all contingencies have been resolved. The Company’s cause of action for fraud, which was not part of the summary judgment, had not yet been litigated or settled as of March 31, 2015. On May 4, 2015 a settlement was entered with the Superior Court of the State of Delaware dismissing the case with prejudice, thus removing any right to appeal.

On April 28, 2015, Dr. Yutaka Niihara, the Company’s former President and Chief Executive Officer and current Chairman of the Board and Chief Scientific Officer, filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware (the “Court”) under Section 225 of the Delaware General Corporation Law against Tracey Doi, Henry A. McKinnell, Jr., Akiko M. Miyashita, Phillip M. Satow and Mayuran Sriskandarajah, each of whom was a member of the Board as of April 24, 2015 (together with Dr. Niihara, the “Incumbent Directors”), Sarissa Capital Management L.P. (“Sarissa”) and T.R. Winston & Company, LLC (“TRW”), as defendants, and the Company as nominal defendant. On April 29, 2015, following their resignations from our Board, Tracey Doi and Akiko M. Miyashita were dismissed from the action. The Complaint requests that the Court issue an order declaring, among other things, that:

•                  Dr. Niihara validly delivered stockholder consents to the Company to effect certain amendments to the Company’s By-laws and to elect certain additional individuals to the Company’s Board of Directors, and that such stockholder consents are effective;

•                  the Company’s By-laws were validly amended as provided in the stockholder consents;

•                  Blair A. Contratto, S. Steve Lee, Willis C. Lee, Matsuhara Osato, M.D., Lan T. Tran, David J. Wohlberg and Ian Zwicker were validly elected as directors of the Company;

•                  any actions taken by the Incumbent Directors since April 24, 2015 are invalid and void; and

•                  the actions purportedly taken by written consent were not prohibited by the terms of the Agreement, dated as of September 11, 2013, among the Company, Dr. Niihara, Sarissa and TRW.

Along with the Complaint, Dr. Niihara filed a motion for order maintaining the status quo and a motion for expedited proceedings.

The Company does not expect the impact of this complaint to affect its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

With respect to the following discussion, the terms, “we,” “us,” “our” or the “Company” refer to Emmaus Life Sciences, Inc., and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation which we refer to as Emmaus Medical, and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation, a Delaware corporation which we refer to as Newfield Nutrition; Emmaus Medical Japan, Inc., a Japanese corporation which we refer to as EM Japan, and Emmaus Medical Europe Ltd., a U.K. corporation which we refer to as EM Europe.

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2014 and 2013 and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015 (the “Annual Report”).

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining U.S. Food and Drug Administration (“FDA”) and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our pharmaceutical grade L-glutamine treatment for SCD, our ability to commercialize our pharmaceutical grade L-glutamine treatment for SCD; our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

We are in the process of preparing a new drug application, or NDA, for submission to the FDA, with respect to this product candidate. If the FDA accepts our submission and approves this NDA, we will be authorized to market in the United States our pharmaceutical grade L-glutamine treatment for SCD patients who are at least five years old.

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

In May 2006, we formed Newfield Nutrition, a wholly-owned subsidiary of Emmaus Medical, Inc., referred to as Emmaus Medical that distributes L-glutamine as a nutritional supplement under the brand name AminoPure.

In October 2010, we formed Emmaus Medical Japan, Inc., referred as EM Japan, a wholly-owned subsidiary of Emmaus Medical that markets and sells AminoPure in Japan and other countries in Asia. EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various products candidates going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation in which we are currently engaged or may become engaged in the future; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through registered or unregistered equity offerings, debt financings or corporate collaboration and licensing arrangements. As of March 31, 2015, our accumulated deficit is $75.0 million and we had cash and cash equivalents of $0.3 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately $2.1 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD.

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

Currently, we generate revenue through the sale of NutreStore L-glutamine powder for oral solution as a treatment for SBS as well as AminoPure, a nutritional supplement. Pursuant to the exclusive sublicense agreement for US Patent No. 5,288,703, we are required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore to CATO Holding Company, or CATO. Management expects that any revenues generated from the sale of NutreStore and AminoPure will fluctuate from quarter to quarter based on the timing of orders and the amount of product sold.

Cost of Goods Sold

Cost of goods sold includes the raw materials, packaging, shipping and distribution costs of NutreStore and AminoPure.

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to the contract research organization, or CRO, that conducts the clinical trials of our product candidates, payroll-related expenses, study site payments, consultant fees, and activities related to regulatory filings, manufacturing development costs and other related supplies. The costs of later stage clinical studies, such as Phase 2 and 3 trials, are generally higher than those of earlier stages of development, such as preclinical studies and Phase 1 trials. This is primarily due to the increased size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later stage clinical studies.

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

At this time, due to the inherently unpredictable nature of the process for developing drugs, biologics and cell-based therapies and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in obtaining FDA approval of our pharmaceutical grade L-glutamine treatment for SCD and the continued development of our other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in this Annual Report on Form 10-K under the headings “Risk Factors—Risks Related to Development of our Product Candidates,” “Risk Factors—Risks Related to our Reliance on Third Parties,” and “Risk Factors—Risks Related to Regulatory Approval of our Product Candidates and Other Legal Compliance Matters.”

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development, information technology, marketing and legal functions. Other general and administrative expenses include share-based compensation, facility costs, patent filing costs and professional fees for legal, consulting, auditing and tax services. Inflation has not had a material impact on our general and administrative expenses over the past two years.

Environmental Expenses

The cost of compliance with environmental laws has not been material over the past two years and any such costs are included in general and administrative costs.

Inventories

Inventories consist of finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchased during the three months ended March 31, 2015 was from one vendor and no raw material purchase was made during the three months ended March 31, 2014.

Results of Operations

Three months ended March 31, 2015 and 2014

Net Losses. Net losses decreased by $3.4 million, or 49%, to $3.6 million from $7.0 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in losses is primarily a result of decreased other expenses as discussed below. As of March 31, 2015, we had an accumulated deficit of approximately $75.0 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward potential regulatory approval and commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues remained approximately the same at just under $0.1 million for the three months ended March 31, 2015 and 2014. Combined revenues from our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS remained flat during these periods.

Cost of Goods Sold. Cost of goods sold remained approximately the same at just under $0.05 million for the three months ended March 31, 2015 and 2014. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the three months ended March 31, 2015 was from one vendor and no raw material purchase was made during the three months ended March 31, 2014.  Cost of sales associated with our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS remained flat during these periods.

Research and Development Expenses. Research and development expenses decreased by $0.4 million, or 60%, to $0.2 million from $0.6 million for the three months ended March 31, 2015 and 2014. This decrease was primarily due to the a decrease in costs related to compiling and analyzing data from our Phase 3 clinical trial and other end of study reports as a result of lower external costs incurred. Despite the decline in research and development costs quarter-over-quarter, we expect such costs to continue in 2015 to support our submission of a NDA and to potentially increase depending upon future clinical trial activity.

Selling Expenses. Selling expenses were just over $0.1 million for the three months ended March 31, 2015 and 2014. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure® as well as the marketing expense for our pharmaceutical grade L-glutamine treatment for SCD.

General and Administrative Expenses. General and administrative expenses increased $0.2 million, or 8%, to $3.2 million from $3.0 million for the three months ended March 31, 2015 and 2014. General and administrative expenses includes share-based compensation expenses, professional fees, office rent, and payroll expenses. This increase was primarily due to an increase of approximately $0.2 million for accounting and consulting services.

Other Income and Expense. Total other expense decreased by $3.3 million to $33,000 expense for the three months ended March 31, 2015, compared to $3.3 million expense for the three months ended March 31, 2014, primarily due to the fact that the fair value of our liability classified warrants declined in the three months ended March 31, 2014 by $2.9 million compared to an aggregate increase in the fair value of our liability classified warrants and warrant derivative liabilities of $0.6 million in the three months ended March 31, 2015.  This created a period to period change of $3.5 million.  This was partially offset by an increase in interest costs of $0.2 million as a result of increased debt.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $0.3 million as of March 31, 2015, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $3.6 million for the three months ended March 31, 2015 and $7.0 million for the three months ended March 31, 2014. We had an accumulated deficit at March 31, 2015 of $75.0 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of our pharmaceutical grade L-glutamine treatment of SCD, research costs for the corneal cell sheets using CAOMECS technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company. We have previously relied on unregistered equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of March 31, 2015, we had outstanding notes payable in an aggregate principal amount of $13.1 million, consisting of $4.2 million of non-convertible promissory notes and $8.9 million of convertible notes. Of the $13.1 million aggregate principal amount of notes outstanding as of March 31, 2015, approximately $8.3 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our pharmaceutical grade L-glutamine treatment for SCD and the development in the United States of CAOMECS-based cell sheet technology.

We have had recurring operating losses, have a significant amount of notes payable and other obligations due within the next year and projected operating losses including the expected costs relating to the commercialization of our pharmaceutical grade L-glutamine treatment for SCD that exceed both the existing cash balances and cash expected to be generated from operations for at least the next year. In order to meet our expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. In addition, we may seek to raise additional funds through collaborations with other companies or financing from other sources. As previously reported, we have filed a draft registration statement with the SEC with respect to an initial public offering. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all. Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.

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

In addition, we currently estimate that we will need an additional $2.1 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. Our cash burn rate for the first three months ending March 31, 2015 was approximately $0.4 million per month. We expect the cash burn to increase to an amount similar to the $0.7 million per month average monthly cash burn incurred in the year ended December 31, 2014.

As discussed in our Annual Report under the heading “Risk Factors—Risks Related to Development of our Product Candidates,” if the FDA does not accept for filing our NDA for our pharmaceutical grade L-glutamine treatment or does not approve our NDA based on a single Phase 3 clinical trial, in each case unless we conduct a second Phase 3 clinical trial or confirmatory study, the potential approval of our product candidate will be delayed. Under these circumstances, we will incur additional costs to seek to convince the FDA that a confirmatory study is unnecessary for filing or approval, or to design and conduct a second Phase 3 clinical trial or confirmatory study, or both. If we conduct a second Phase 3 clinical trial or confirmatory study prior to the approval of our NDA, it is possible that the results of that trial will be less favorable than the results of our completed Phase 3 trial and further delay or complicate the approval process. The incurrence of additional costs may require us to raise additional capital, and any delay in obtaining approval of our product candidate will reduce the period during which we can market and sell our product with patent protection and may affect our ability to obtain other protections against competition.

Our cash flow from operations is not adequate and our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various product candidates going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business and commercialization strategies; the outcome of existing and any future litigation; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure for revenues, which we expect will increase due to the expected growth in its export volume as we have added additional distributors and expanded retail markets outside of the United States. Revenues from NutreStore are currently not significant and we are unsure whether sales of NutreStore will increase. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through registered or unregistered equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. Until we can generate a sufficient amount of product revenue, there can be no assurance of the availability of such capital on terms acceptable to us (or at all).

For the three months ended March 31, 2015 and during the year ended December 31, 2014, we borrowed varying amounts pursuant to convertible notes and non-convertible promissory notes, the majority of which have been issued to our officers and stockholders. As of March 31, 2015 and December 31, 2014, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $13.1 million and $12.0 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 0% to 11% and, except for the 2011 convertible note listed below in the principal amount of $0.5 million, are unsecured. Interest on 0% loans was imputed at the incremental borrowing rate of 6.25% per annum. The net proceeds of the loans were used for working capital.

Recent Events

On April 15, 2015, our Board of Directors voted to elevate Dr. Yutaka Niihara, then our President and Chief Executive Officer, to the position of Chairman of the Board and for Dr. Niihara to be reassigned from the position of Chief Executive Officer and to a new position as our Chief Scientific Officer, effective as of May 1, 2015.  The Board commenced a search for a new President and CEO. As one was not hired by May 1, 2015, on that date executive officers Peter B. Ludlum and Lan T. Tran began to serve as an Executive Committee that carries out the roles and responsibilities of the Company’s CEO until a new, full-time CEO is hired.

On April 24, 2015, Dr. Niihara delivered to us written consents of certain of our stockholders purporting to:

•                  amend our By-laws to expressly provide that the advance notice provisions of our By-Laws shall not apply in respect of any nominees for director elected by consent in lieu of a meeting of the stockholders under Section 228 of the Delaware General Corporation Law;

•                  amend our By-laws to provide that, unless and until the number of directors of the Board is increased or decreased by action of the stockholders or the Board, the total number of our directors will be 14;

•                  amend our By-laws to provide that any director vacancy or newly created directorship may also be filled by our stockholders; and

•                  elect and appoint Blair A. Contratto, S. Steve Lee, Willis C. Lee, Matsuhara Osato, M.D., Lan T. Tran, David J. Wohlberg and Ian Zwicker as directors.

On April 28, 2015, Dr. Niihara filed a complaint against Emmaus Life Sciences, Inc., our directors and certain of our stockholders under Section 225 of the Delaware General Corporation Law seeking validation by the court of these actions.  Along with the complaint, Dr. Niihara filed a motion for order maintaining the status quo.

On April 28, 2015, Tracey C. Doi and Akiko Moni Miyashita resigned from our Board. On April 29, 2015, plaintiff's counsel filed a notice of voluntary dismissal of the case, solely as to Ms. Doi and Ms. Miyashita.

Our ability to raise additional capital may be materially and adversely impacted by these actions.  Until Dr. Niihara’s lawsuit is resolved or the Delaware court hearing the Section 225 claim has issued a motion maintaining some status quo, we are unsure whether any corporate action we may take in furtherance of obtaining additional capital would be valid.  Furthermore, if the Delaware court hearing the Section 225 claim issues an order to maintain the status quo, that order may limit our Board’s ability to take certain actions, until resolution of the lawsuit, including the issuance of securities or incurrence of additional indebtedness.  As a general matter, it may be more difficult for us to raise capital until we have a full-time chief executive officer and there is certainty surrounding which individuals constitute the members of our Board.

The table below lists our outstanding notes payable as of March 31, 2015 and December 31, 2014 and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conv. Price	Principal Outstanding March 31, 2015	Discount Amount March 31, 2015	Carrying Amount March 31, 2015	Shares Underlying Principal March 31, 2015	Principal Outstanding December 31, 2014	Discount Amount December 31, 2014	Carrying Amount December 31, 2014	Shares Underlying Principal December 31, 2014
Convertible notes payable
2010	0 ~ 6.0%	5 years	$3.05	$74,000	$1,997	$72,003	24,248	$74,000	$3,195	$70,805	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2013	10%	2 years	$3.30 ~$3.60	1,841,187	6,889	1,834,298	631,094	2,463,299	18,750	2,444,549	834,667
2014	10%	Due on demand ~ 2 years	$3.05 ~$7.00	4,164,963	725,073	3,439,890	1,016,475	4,939,773	846,613	4,093,160	1,241,241
2015	10%	Due on demand ~ 2 years	$3.50 ~$7.00	1,778,453	850,868	927,585	479,363	—	—	—	—
				$8,358,603	$1,584,827	$6,773,776	2,314,989	$7,977,072	$868,558	$7,108,514	2,263,965

		Current		$3,776,083	$638,068	$3,138,015	1,221,962	$3,478,904	$21,945	$3,456,959	1,156,050
		Non-current		$4,582,520	$946,759	$3,635,761	1,093,027	$4,498,168	$846,613	$3,651,555	1,107,915

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$373,000	$—	$373,000	124,248	$373,000	$—	$373,000	121,461
2014	10%	2 years	$7.00	200,000	—	200,000	30,891	200,000	—	200,000	30,187
				$573,000	$—	$573,000	155,139	$573,000	$—	$573,000	151,648

		Current		$373,000	$—	$373,000	124,248	$373,000	$—	$373,000	121,461
		Non-current		$200,000	$—	$200,000	30,891	$200,000	$—	$200,000	30,187

Notes payable
2013	2% ~ 10%	Due on demand ~ 2 years	NA	$1,040,000	$—	$1,040,000	—	$1,030,000	$—	$1,030,000	—
2014	11%	Due on demand ~ 2 years	NA	1,446,950	—	1,446,950	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand ~ 2 years	NA	470,400	—	470,400	—	—	—	—	—
				$2,957,350	$—	$2,957,350	—	$2,476,950	$—	$2,476,950	—

		Current		$2,957,350	$—	$2,957,350	—	$1,643,615	$—	$1,643,615	—
		Non-current		$—	$—	$—	—	$833,335	$—	$833,335	—

Notes payable - related party
2012	8% ~ 10%	Due on demand	NA	$656,730	$—	$656,730	—	$656,730	$—	$656,730	—
2013	8%	Due on demand	NA	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	NA	240,308	—	240,308	—	252,165	—	252,165	—
2015	10% ~ 11%	Due on demand ~ 2 years	NA	243,161	—	243,161	—	—	—	—	—
				$1,190,199	$—	$1,190,199	—	$958,895	$—	$958,895	—

		Current		$1,190,199	$—	$1,190,199	—	$825,562	$—	$825,562	—
		Non-current		$—	$—	$—	—	$133,333	$—	$133,333	—

		Grand Total		$13,079,152	$1,584,827	$11,494,325	2,470,128	$11,985,917	$868,558	$11,117,359	2,415,613

Subsequent to March 31, 2015, we entered into financing arrangements as set forth below.  The total amount of these loans amounted to $3.4 million.

Notes issued after March 31, 2015	Loan Principal Outstanding	Annual Interest Rate	Term of Notes	Conversion Price
Convertible note (1)	$462,993	10.00%	2 years	$3.60
Convertible note (1)	272,640	10.00%	2 years	$3.50
Convertible note (2)	700,000	10.00%	2 years	$4.50
Promissory note — related party (3)	500,000	10.00%	On demand up to 2 years	—
Promissory note	1,500,000	11.00%	On demand up to 2 years	—
	$3,435,633

(1)         Refinance of prior note

(2)         Includes mandatory conversion at the time of an initial public offering at a conversion price equal to 80% of the initial public offering price.

(3)         This is a related party loan from Dr. Niihara, an officer and director of the Company.

Cash flows for the three months ended March 31, 2015 and March 31, 2014

Net cash used in operating activities

Net cash flows used in operating activities decreased by $1.0 million, or 43%, to $1.2 million from $2.2 million for the three months ended March 31, 2015 and 2014, respectively. This decrease was primarily due to a $3.4 million decrease in net loss, plus an increase of cash provided by accounts payable of $0.7 million, and a $0.2 million increase in the non-cash expense for interest expense accrued from discount of convertible notes, which were offset by decrease in the non-cash change in the fair value of liability classified warrants and warrant derivative liabilities in the aggregate amount of $3.4 million.

Net cash used in investing activities

Net cash flows used in investing activities decreased by $20,000 to $1,000 from $21,000 for the three months ended March 31, 2015 and 2014, respectively. The decrease was due to the fewer purchases of property and equipment. No other investing activities occurred in the three months ended March 31, 2015 and 2014.

Net cash from financing activities

Net cash flows from financing activities increased by $0.9 million, or 1,043%, to $1.0 million from $0.1 million for the three months ended March 31, 2015 and 2014, respectively, as a result of a $0.6 million increase in proceeds from issuance of promissory notes payable, a $0.2 million increase in proceeds from issuance of convertible notes payable and a $0.1 million increase in proceeds from exercise of warrants.

Off-Balance-Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, on the basis that the Company will continue as a going concern. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the present circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weakness in our internal control over financial reporting as of December 31, 2014 described below, our Executive Committee, carrying out the roles and responsibilities of the Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There were no changes  in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The material weakness described above resulted in a material misstatement of our liabilities, shareholders’ deficit, net loss, non-cash expenses and related financial disclosures for the three month period ended September 30, 2013 that was not prevented or detected on a timely basis and, consequently, a restatement of the unaudited condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. Additionally, other prior period adjustments related to recording share based compensation are attributable to us not having an adequate level of resources in regard to these transactions. As a result of these matters, we were unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2013.

To assist with the accounting for complex and/or significant unusual transactions, we have retained consulting professionals with greater knowledge of and experience with financial reporting under U.S. GAAP and related regulatory requirements to supplement our internal resources and added to our accounting staff. We also have implemented procedures to evaluate and improve our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls over complex or significant unusual transactions, including (i) utilizing our consulting professionals to evaluate financing transactions prior to consummation of material financing transactions to better determine GAAP accounting as soon as possible, (ii) enhancing segregation of duties and (iii) implementing more robust quarterly review processes, particularly at our foreign locations. We continue to strengthen our procedures and staffing levels in order to fully address this material weakness.

Part II. Other Information

Item 1. Legal Proceedings

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, for a summary of material developments regarding legal proceedings reported in the Annual Report.

Since July 2012 the Company has been engaged in litigation with AFH Advisory, which was the sole stockholder of AFH Acquisition IV immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company which led to the cancellation of 2,504,249 shares of the Company held by AFH and related parties. The Company has continued to present these shares in its financial statements as outstanding until the right of appeal has lapsed and all contingencies have been resolved. The Company’s cause of action for fraud, which was not part of the summary judgment, had not yet been litigated or settled as of March 31, 2015. On May 4, 2015 a settlement was entered with the Superior Court of the State of Delaware dismissing the case with prejudice, thus removing any right to appeal.

On April 28, 2015, Dr. Yutaka Niihara, the Company’s former President and Chief Executive Officer and current Chairman of the Board and Chief Scientific Officer, filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware (the “Court”) under Section 225 of the Delaware General Corporation Law against Tracey Doi, Henry A. McKinnell, Jr., Akiko M. Miyashita, Phillip M. Satow and Mayuran Sriskandarajah, each of whom was a member of the Board as of April 24, 2015 (together with Dr. Niihara, the “Incumbent Directors”), Sarissa Capital Management L.P. (“Sarissa”)  and T.R. Winston & Company, LLC (“TRW”), as defendants, and the Company as nominal defendant.  On April 29, 2015, following their resignations from our Board, Tracey Doi and Akiko M. Miyashita were dismissed from the action.  The Complaint requests that the Court issue an order declaring, among other things, that:

•                  Dr. Niihara validly delivered stockholder consents to the Company to effect certain amendments to the Company’s By-laws and to elect certain additional individuals to the Company’s Board of Directors, and that such stockholder consents are effective;

•                  the Company’s By-laws were validly amended as provided in the stockholder consents;

•                  Blair A. Contratto, S. Steve Lee, Willis C. Lee, Matsuhara Osato, M.D., Lan T. Tran, David J. Wohlberg and Ian Zwicker were validly elected as directors of the Company;

•                  any actions taken by the Incumbent Directors since April 24, 2015 are invalid and void; and

•                  the actions purportedly taken by written consent were not prohibited by the terms of the Agreement, dated as of September 11, 2013, among the Company, Dr. Niihara, Sarissa and TRW.

Along with the Complaint, Dr. Niihara filed a motion for order maintaining the status quo and a motion for expedited proceedings.

Item 1A. Risk Factors

The Company supplements and updates the risk factors disclosed in the “Risk Factors” section of the Annual Report as follows:

The following risk factors should be considered in conjunction with the other information included in this Quarterly Report on Form 10-Q and the Annual Report. This report may include forward-looking statements that involve risks and uncertainties. In addition to those risk factors discussed elsewhere in this report, we identify the following risk factors, which could affect our actual results and cause actual results to differ materially from those in the forward-looking statements.

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

•                  expenses we may incur in connection with pending shareholder litigation; and

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

On April 24, 2015, Dr. Niihara, then our Chief Executive Officer and President, delivered to us written consents of our stockholders purporting to:

•                  amend our By-laws to expressly provide that the advance notice provisions of our By-Laws shall not apply in respect of any nominees for director elected by consent in lieu of a meeting of the stockholders under Section 228 of the Delaware General Corporation Law;

•                  amend our By-laws to provide that, unless and until the number of directors of the Board is increased or decreased by action of the stockholders or the Board, the total number of our directors will be 14;

•                  amend our By-laws to provide that any director vacancy or newly created directorship may also be filled by our stockholders; and

•                  elect and appoint Blair A. Contratto, S. Steve Lee, Willis C. Lee, Matsuhara Osato, M.D., Lan T. Tran, David J. Wohlberg and Ian Zwicker as directors.

On April 28, 2015, Dr. Niihara filed a complaint against us, our directors and certain of our stockholders under Section 225 of the Delaware General Corporation Law seeking validation by the court of these actions.  Along with the complaint, Dr. Niihara filed a motion for order maintaining the status quo.

Our ability to raise additional capital may be materially and adversely impacted by these actions.  Until Dr. Niihara’s lawsuit is resolved or the Delaware court hearing the Section 225 claim has issued a motion maintaining some status quo, we are unsure whether any corporate action we may take in furtherance of obtaining additional capital would be valid.  Furthermore, if the Delaware court hearing the Section 225 claim issues an order to maintain the status quo, that order may limit our Board’s ability to take certain actions, until resolution of the lawsuit, including the issuance of securities or incurrence of additional indebtedness.  As a general matter, it may be more difficult for us to raise capital until we have a full-time chief executive officer and there is certainty surrounding which individuals constitute the members of our Board.

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

We rely heavily on the founder of Emmaus Medical, Yutaka Niihara, M.D., MPH, our Chairman of the Board and Chief Scientific Officer. The loss of his services would have a material adverse effect upon us and our business and prospects.

Our success depends, to a significant extent, upon the continued services of Yutaka Niihara, M.D., MPH, founder of Emmaus Medical and our Chairman of the Board and Chief Scientific Officer. Since inception, we have been dependent upon Dr. Niihara, who was one of the initial patentees for the method we are utilizing in our pharmaceutical grade L-glutamine treatment for SCD. While Dr. Niihara and the rest of our executive officers are parties to confidentiality agreements that prevent them from soliciting our existing customers or disclosing information deemed confidential to us, we do not have any agreement with Dr. Niihara or any key members of management that would prohibit them from joining our competitors or forming competing companies. In addition, we do not maintain key man life insurance policies on any of our executive officers. If Dr. Niihara or any key management personnel resign to join a competitor or form a competing company, the loss of such personnel, together with the loss of any customers or potential customers due to such executive’s departure, could materially and adversely affect our business and results of operations.

On April 15, 2015, our Board of Directors voted to elevate Dr. Niihara, then our President and Chief Executive Officer, to the position of Chairman of the Board and for Dr. Niihara to be resassigned from the position of Chief Executive Officer and to the new position of Chief Scientific Officer, effective as of May 1, 2015.  The Board commenced a search for a new President and CEO. As one was not hired by May 1, 2015, on that date executive officers Peter B. Ludlum and Lan T. Tran began to serve as an Executive Committee that carries out the roles and responsibilities of the Company’s CEO until a new, full-time CEO is hired.

On April 28, 2015, Dr. Niihara filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware (the “Court”) under Section 225 of the Delaware General Corporation Law against Tracey Doi, Henry A. McKinnell, Jr., Akiko M. Miyashita, Phillip M. Satow and Mayuran Sriskandarajah, each of whom was a member of the Board as of April 24, 2015 (together with Dr. Niihara, the “Incumbent Directors”), Sarissa Capital Management L.P. (“Sarissa”)  and T.R. Winston & Company, LLC (“TRW”), as defendants, and the Company as nominal defendant.  On April 29, 2015, following their resignations from our Board, Tracey Doi and Akiko M. Miyashita were dismissed from the action.  The Complaint requests that the Court issue an order declaring, among other things, that:

•                  Dr. Niihara validly delivered stockholder consents to the Company to effect certain amendments to our By-laws and to elect certain additional individuals to our Board of Directors, and that such stockholder consents are effective;

•                  the Company’s By-laws were validly amended as provided in the stockholder consents;

•                  Blair A. Contratto, S. Steve Lee, Willis C. Lee, Matsuhara Osato, M.D., Lan T. Tran, David J. Wohlberg and Ian Zwicker were validly elected as directors;

•                  any actions taken by the Incumbent Directors since April 24, 2015 are invalid and void; and

•                  the actions purportedly taken by written consent were not prohibited by the terms of the Agreement, dated as of September 11, 2013, among the Company, Dr. Niihara, Sarissa and TRW.

Along with the Complaint, Dr. Niihara filed a motion for order maintaining the status quo and a motion for expedited proceedings.  Before or after these proceedings are resolved, there can be no assurance that Dr. Niihara will decide to stay with the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2015, the Company refinanced a convertible note payable to Sun Moo & Hyon Sil Lee in the principal amount of $100,800, which bears interest at 10% per annum. The note has a one year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

On March 2, 2015, the Company refinanced a convertible note payable to J. R. Downey, a third party, in the original principal amount of $178,206 with a new convertible note in the principal amount of $196,026 which bears interest at 10% per annum. The term of this note is due on demand up to one year from the date of issuance. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share. In connection with the issuance of the new convertible note, the Company issued Mr. Downey five-year warrants to purchase 10,417 shares of the Company’s common stock at an exercise price of $4.90 per share.

On March 5, 2015, the Company refinanced its principal and interest obligations under a convertible note payable to Paul Terasaki, a shareholder, with an original principal amount of $605,000 by issuing a new convertible note in the principal amount $656,052 which bears interest at 10% per annum and matures about 7 month anniversary date of the note. The principal amount plus the unpaid accrued interest due under the new convertible note is convertible into shares of the Company’s common stock at $3.50 per share or, if then publicly traded, at the average closing sale price per share for the three (3) trading days immediately preceding the exercise thereof, whichever is lower. In connection with the issuance of the new convertible note, the Company issued Mr. Terasaki five-year warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.90 per share.

On March 12, 2015, the Company refinanced a convertible note payable to Shigenori Yoshida, a third party, in the principal amount of $100,800, with a new convertible note in the principal amount of $120,960 which bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

On March 14, 2015, the Company refinanced a convertible note payable to Yoshiko Takemoto, a shareholder, in the principal amount of $420,511, with a new convertible note in the principal amount of $504,614 which bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.50 per share.

On March 20, 2015, the Company issued convertible notes to Yukio Hatoyama, a third party, in the principal amount of $200,000, which bears interest at 10% per annum and mature on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $7.00 per share.

From January to March 2015, warrants to purchase 94,762 shares of common stock were exercised at exercise prices ranging from of $1.00 to $3.05 per share, including 22,344 warrants exercised on a cashless basis.

All such securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The issuance of these securities was in each case exempt from the registration requirements of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters or placement agents were used in connection with such sales of unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Form of Convertible Promissory Note issued by the registrant to Sun Moo & Hyon Sil Lee, Shigenori Yoshida, and Yoshiko Takemoto

4.2	Convertible Promissory Note dated March 2, 2015 issued by the registrant to J. R. Downey

4.3	Convertible Promissory Note dated March 5, 2015 issued by the registrant to Dr. Paul Terasaki

4.4	Convertible Promissory Note dated March 20, 2015 issued by the registrant to Yukio Hatoyama

4.5	Form of Warrant to Purchase Shares of Common Stock issued by the registrant to J. R. Downey and Dr. Paul Terasaki

10.1

Form of Promissory Note issued by the registrant to Hope International Hospice, James Lee, Yutaka Niihara, Lan T. Tran, Charles Stark, Shigeru Matsuda, IRS Service Trust Co. FBO Peter B. Ludlum, and Cuc T. Tran

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

Emmaus Life Sciences, Inc.

Dated: May 20, 2015	By:	/s/ Lan T. Tran
	Name:	Lan T. Tran
	Its:	Executive Committee Member
(principal executive officer)

	By:	/s/ Peter B. Ludlum
	Name:	Peter B. Ludlum
	Its:	Executive Committee Member and Chief Financial Officer
(principal executive officer and principal financial and accounting officer)