Form 10-Q
period 2015-06-30
EMMAUS LIFE SCIENCES, INC.
filed 2016-05-20
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The registrant had 28,563,478 shares of common stock, par value $0.001 per share, outstanding as of May 10, 2016.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2015	December 31, 2014
	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,581,124	$556,318
Accounts receivable	21,357	42,734
Inventories, net	223,488	250,413
Marketable securities	70,317	79,236
Marketable securities, pledged to creditor	224,903	—
Prepaid expenses and other current assets	201,978	129,554
Total current assets	2,323,167	1,058,255

PROPERTY AND EQUIPMENT, Net	63,556	72,391

OTHER ASSETS
Marketable securities, pledged to creditor	—	334,410
Intangibles, net	785,714	892,857
Deposits	274,946	306,379
Total other assets	1,060,660	1,533,646
Total Assets	$3,447,383	$2,664,292

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,249,543	$2,601,420
Due to related party	—	394,446
Notes payable, net	4,615,550	1,643,615
Notes payable to related parties, net	2,486,304	825,562
Convertible notes payable, net	4,159,493	3,456,959
Convertible notes payable to related parties, net	498,000	373,000
Total current liabilities	14,008,890	9,295,002

LONG-TERM LIABILITIES
Deferred rent	63,235	3,729
Liability classified warrants	—	3,206,000
Warrant derivative liabilities	7,743,000	6,520,000
Notes payable, net	—	833,335
Notes payable to related parties, net	—	133,333
Convertible notes payable, net	4,179,225	3,651,555
Convertible notes payable to related parties, net	—	200,000
Total long-term liabilities	11,985,460	14,547,952
Total Liabilities	25,994,350	23,842,954

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 28,108,013 and 30,511,573 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	28,108	30,512
Additional paid-in capital	54,746,338	51,068,677
Accumulated other comprehensive loss	(338,335)	(194,015)
Accumulated deficit	(76,983,078)	(72,083,836)
Total Stockholders’ Deficit	(22,546,967)	(21,178,662)
Total Liabilities & Stockholders’ Deficit	$3,447,383	$2,664,292

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(Note 1)		(Note 1)
REVENUES, Net	$144,336	$107,405	$241,095	$192,094

COST OF GOODS SOLD	63,669	60,882	113,659	107,783
GROSS PROFIT	80,667	46,523	127,436	84,311

OPERATING EXPENSES
Research and development	303,007	596,349	547,125	1,201,389
Selling	88,336	122,883	245,522	248,814
General and administrative	2,358,537	4,108,994	5,212,879	7,094,908
	2,749,880	4,828,226	6,005,526	8,545,111

LOSS FROM OPERATIONS	(2,669,213)	(4,781,703)	(5,878,090)	(8,460,800)

OTHER INCOME (EXPENSE)
Gain on derecognition of amounts due to related party and settlement of litigation	418,366	—	418,366	—
Change in fair value of liability classified warrants	475,000	531,256	661,000	(2,351,744)
Change in fair value of warrant derivative liabilities	940,000	—	1,322,000	—
Warrant exercise inducement expense	—	(3,523,000)	—	(3,523,000)
Interest and other income (loss)	38,643	(4,761)	82,181	(23,166)
Interest expense	(858,002)	(553,561)	(1,502,499)	(970,922)
	1,014,007	(3,550,066)	981,048	(6,868,832)

LOSS BEFORE INCOME TAXES	(1,655,206)	(8,331,769)	(4,897,042)	(15,329,632)
INCOME TAXES	—	—	2,200	2,500
NET LOSS	(1,655,206)	(8,331,769)	(4,899,242)	(15,332,132)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on securities available-for-sale	(9,319)	29,615	(142,345)	(294,213)
Unrealized foreign currency translation	(2,890)	(1,561)	(1,975)	(675)
	(12,209)	(28,054)	(144,320)	(294,888)
COMPREHENSIVE LOSS	$(1,667,415)	$(8,303,715)	$(5,043,562)	$(15,627,020)
NET LOSS PER COMMON SHARE	$(0.06)	$(0.28)	$(0.16)	$(0.52)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,015,561	29,368,691	29,794,041	29,298,886

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM DECEMBER 31, 2014 TO JUNE 30, 2015

(UNAUDITED)

	Common stock — par value $0.001 per share, 100,000,000 shares authorized		Additional	Accumulated Other		Total
	Shares	Common Stock	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2014	30,511,573	$30,512	$51,068,677	$(194,015)	$(72,083,836)	$(21,178,662)
Warrant issued in conjunction with convertible notes	—	—	220,071	—	—	220,071
Proceeds from exercise of warrants	100,689	100	102,785	—	—	102,885
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	1,190,860	—	—	1,190,860
Share-based compensation	—	—	2,161,441	—	—	2,161,441
Stock cancelled	(2,504,249)	(2,504)	2,504	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	(142,345)	—	(142,345)
Foreign currency translation effect	—	—	—	(1,975)	—	(1,975)
Net loss	—	—	—	—	(4,899,242)	(4,899,242)

Balance, June 30, 2015	28,108,013	$28,108	$54,746,338	$(338,335)	$(76,983,078)	$(22,546,967)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended June 30,
	2015	2014
		(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,899,242)	$(15,332,132)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	118,115	115,105
Interest expense accrued from discount of convertible notes	798,020	384,523
Foreign exchange adjustments on convertible notes and notes payable	(46,935)	35,726
Gain on settlement of litigation	(418,366)	—
Share-based compensation	2,161,441	3,819,244
Warrant exercise inducement expense	—	3,523,000
Change in fair value of liability classified warrants	(661,000)	2,351,744
Change in fair value of warrant derivative liabilities	(1,322,000)	—
Net changes in operating assets and liabilities
Accounts receivable	20,979	(29,219)
Inventories	25,958	(17,001)
Prepaid expenses and other current assets	(77,481)	(68,244)
Deposits	30,696	(6,324)
Accounts payable and accrued expenses	(27,772)	85,139
Due to related party	—	200,000
Other current liability	—	40,200
Deferred rent	59,552	—
Net cash flows used in operating activities	(4,238,035)	(4,898,239)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(2,334)	(23,378)
Net cash flows used in investing activities	(2,334)	(23,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to dissenters	—	(125,000)
Repurchase of common stock	—	(377,500)
Proceeds from notes payable issued	3,935,566	—
Proceeds from convertible notes payable issued	1,693,343	1,519,860
Payments of notes payable	(230,000)	—
Payments of convertible notes	(225,800)	—
Proceeds from exercise of warrants	102,885	3,867,852
Net cash flows from financing activities	5,275,994	4,885,212
Effect of exchange rate changes on cash	(10,819)	2,399

Net increase (decrease) in cash and cash equivalents	1,024,806	(34,006)
Cash and cash equivalents, beginning of period	556,318	3,638,600
Cash and cash equivalents, end of period	$1,581,124	$3,604,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$211,839	$208,899
Income taxes paid	$2,200	$2,500

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Derecognition of amounts due to related party from settlement of litigation	$394,446	$—
Acquisition of marketable securities from settlement of litigation	$23,920	$—

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Emmaus Life Sciences, Inc. and subsidiaries (the “Company” or “Emmaus”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The accompanying consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 31, 2015 (“Annual Report”). Interim results for the periods presented herein are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The preparation of the consolidated financial statements requires the use of management estimates. Actual results could differ materially from those estimates.

Correction of immaterial errors — During the first quarter of 2016, management became aware of prior period accounting errors related to stock option accounting that were made in the previously filed SEC Form 10-Q for the quarter ended June 30, 2014. Specifically, the prior period accounting errors involved shared-based payments instruments related to not appropriately accounting for stock option modifications and not re-measuring the fair value of stock options issued to non-employees from the issuance date until the services required under the arrangement had been completed. The adjustments to the consolidated statements of comprehensive loss for three months ended June 30, 2014 for the stock option accounting errors and the warrant derivative liabilities were $841,615 and $112,000, respectively, for an aggregate incremental charge of $953,615. The adjustments to the consolidated statements of comprehensive loss for six months ended June 30, 2014 for the stock option accounting errors and the warrant derivative liabilities for the stock option accounting errors and the warrant derivative liabilities were $841,615 and $372,000, respectively, for an aggregate amount of $1,213,615.

Further, during the preparation and filing of its financial statements for the three months ended March 31, 2015, the Company identified and disclosed an immaterial error relating to certain warrant derivative liability instruments for its financial statements as of and for the years ended December 31, 2013 and 2014 as well as the interim periods of September 30, 2013 and 2014. This prior period error involved not recording a purchase warrant for the purchase of 300,000 shares of the common stock of the Company issued to a certain broker as compensation for services rendered in a private placement transaction during 2013. These purchase warrants were deemed to be a derivative liability instrument and had an initial fair value of $681,000 on the date of transaction of which $62,000 needed to be allocated to additional paid in capital and $619,000 charged as transaction costs. Accordingly, the Company did not account for the changes in the fair value of these warrants in periods subsequent to their issuance. This immaterial error was then corrected by adjusting the prior-period information in the financial statements as of and for the three months ended March 31, 2015.

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company evaluated these errors individually as well as in the aggregate and concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction.

A reconciliation of the effects of the adjustments to the previously reported consolidated balance sheet at June 30, 2014 follows:

	As Previously Reported	Adjustment	As Revised
Liability classified warrants	9,678,000	961,000	10,639,000
Total liabilities	25,258,117	961,000	26,219,117
Additional paid in capital	44,482,067	779,275	45,261,342
Accumulated deficit	(63,917,379)	(1,740,275)	(65,657,654)
Total stockholder’s deficit	(19,437,682)	(961,000)	(20,398,682)

A reconciliation of the effect of the adjustments to the previously reported consolidated statement of comprehensive loss for the three and six months ended June 30, 2014 follows:

	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	For Three Months Ended June 30, 2014			For Six Months Ended June 30, 2014
General and administrative	3,267,379	841,615	4,108,994	6,253,293	841,615	7,094,908
Loss from operations	(3,940,088)	(841,615)	(4,781,703)	(7,619,185)	(841,615)	(8,460,800)
Change in fair value of liability classified warrants	643,256	(112,000)	531,256	(1,979,744)	(372,000)	(2,351,744)
Loss before income taxes	(7,378,154)	(953,615)	(8,331,769)	(14,116,017)	(1,213,615)	(15,329,632)

A reconciliation of the effect of the adjustments to the previously reported consolidated statement of cash flows for the three and six months ended June 30, 2014 follows:

	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	For Three Months Ended June 30, 2014			For Six Months Ended June 30, 2014
Net loss	(7,378,154)	(953,615)	(8,331,769)	(14,118,517)	(1,213,615)	(15,332,132)
Share-based compensation	1,369,921	841,615	2,211,536	2,977,629	841,615	3,819,244
Change in fair value of liability classified warrants	(643,256)	112,000	(531,256)	1,979,744	372,000	2,351,744

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to our significant accounting policies during the six months ended June 30, 2015. Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the six months ended June 30, 2015 and comparative amounts from the prior fiscal periods:

Inventories — All of the raw material purchased during the six months ended June 30, 2015 and for the year ended December 31, 2014 was from one vendor. The below table presents inventory by category:

Inventory by category	June 30, 2015	December 31, 2014
Raw materials and components	$—	$43,700
Work-in-process	54,130	27,665
Finished goods	169,358	179,048
	$223,488	$250,413

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the three months ended June 30, 2015 and 2014 were $16,972 and $65,328, respectively.  Advertising costs for the six months ended June 30, 2015 and 2014 were $36,235 and $132,475, respectively.

Marketable securities — The Company’s marketable securities consist of two securities; (a) 48,550 shares of CellSeed, Inc. (“CellSeed”) stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share, and (b) 150,000 shares of Targeted Medical Pharma, Inc. (“Targeted Medical”) which were acquired at $0.16 per share as part of a settlement of the litigation the Company was engaged in with AFH Holding and Advisory, LLC (“AFH Advisory”) (see Note 9). CellSeed’s IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010. As of June 30, 2015 and December 31, 2014, the closing price per share for CellSeed was 708 Yen ($5.73) and 1,027 Yen ($8.52), respectively, and the closing price per share for Targeted Medical on the OTCQB was $0.11 as of June 30, 2015.

As of June 30, 2015, 9,300 shares of CellSeed stock and 150,000 shares of Targeted Medical are classified as current assets, as they are available for sale by the Company. The remaining 39,250 shares of CellSeed stock are pledged to secure a $500,000 convertible note issued to Mitsubishi UFJ Capital III Limited Partnership that is due in March 2016 and are classified as current assets, as marketable securities, pledged to creditor.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Prepaid insurance	$121,145	$86,061
Other prepaid expenses and current assets	80,833	43,493
	$201,978	$129,554

Fair value measurements — The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2015 and the year ended December 31, 2014:

	Period ended
Liability Classified Warrants—Stock Purchase Warrants	June 30, 2015	December 31, 2014
Balance, beginning of period	$3,206,000	$6,517,000
Fair value at issuance date	—	3,523,000
Settlement of liability associated with warrants exercised	—	(1,752,744)
Reclassification to warrant derivative liabilities	(2,545,000)	(7,068,000)
Reduction of the warrants exercised to intrinsic value included in the statement of comprehensive loss	—	(1,770,256)
Change in fair value included in the statement of comprehensive loss	(661,000)	3,757,000
Balance, end of period	$—	$3,206,000

	Period ended
Warrant Derivative Liabilities—Stock Purchase Warrants	June 30, 2015	December 31, 2014
Balance, beginning of period	$6,520,000	$—
Reclassification from liability classified warrants	2,545,000	7,068,000
Change in fair value included in the statement of comprehensive loss	(1,322,000)	(548,000)
Balance, end of period	$7,743,000	$6,520,000

The value of the liability classified warrants, the value of warrant derivative liability and the change in fair value of the liability classified warrants and warrant derivative liability were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. The values as of June 30, 2015, December 31, 2014, December 31, 2013 and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	June 30, 2015	December 31, 2014	December 31, 2013	Initial Value
Stock price	$4.50	$4.90	$3.60	$3.60
Risk-free interest rate	1.07%	1.38%	1.75%	1.72%
Expected volatility (peer group)	64.60%	71.50%	63.20%	72.40%
Expected life (in years)	3.20	3.70	4.70	5.00
Expected dividend yield	—	—	—	—
Number outstanding	3,320,501	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$—	$3,206,000	$6,517,000	$7,541,000
Warrant derivative liabilities	$7,743,000	$6,520,000	$—	$—

Debt and related party debt — The following table presents the effective interest rates on the original loan principal amount for loans originated in the respective periods that either had a beneficial conversion feature or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest Rate	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2014 convertible notes payable	6 mo. ~ 2 years	10%	$3,096,266	$3.05 ~ $3.60	$1,392,387	50,000	$3.50	$126,732	28% ~ 100%
2015 convertible notes payable	Due on demand ~ 2 years	10%	3,207,427	$3.50 ~ $4.50	1,190,860	110,417	$4.90	220,071	19% ~ 109%
Total			$6,303,693		$2,583,247	160,417		$346,803

Related party notes are disclosed as separate line items in the Company’s balance sheet presentation.

Net loss per share — As of June 30, 2015 and 2014, potentially dilutive securities exercisable or convertible into 12,761,655 and 14,842,339 shares of the Company’s common stock were outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

Recent accounting pronouncements — In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity must apply the amendments on a retrospective basis wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). The adoption of the amendments in this Update is not expected to have material impact on the Company’s consolidated financial position or results of operations.

In July 2015, FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory to simplify the measurement of inventory, redefining measurement from lower of cost or market to lower of cost and net realizable value. The amendments in this Update require an entity using the first-in, first-out (FIFO) or average cost method of measuring inventory to measure inventory at the lower of cost and net realizable value, defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update should be applied prospectively, and are effective for the Company for fiscal years beginning after December 15, 2016, including interim periods within those years. The adoption of the amendments in this Update is not expected to have material impact on the Company’s consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments applicable to the Company in this Update (1) supersede the guidance to classify equity securities, except equity method securities, with readily determinable fair values into trading or available-for-sale categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income, (2) allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment, (3) require assessment for impairment of equity investments without readily determinable fair values qualitatively at each reporting period, (4) eliminate the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The impact of the adoption of the amendments in this Update will depend on the amount of equity securities and financial instruments subject to the amendments in this Update held by the Company at the time of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this Update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the amendments in this Update on the Company’s consolidated financial position and results of operations; however, adoption of the amendments in this Update are expected to be material for most entities who have a material lease greater than twelve months.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this Update simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This Update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating this new standard Update.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2015	December 31, 2014
Equipment	$162,446	$160,201
Leasehold improvements	30,397	30,579
Furniture and fixtures	74,621	74,683
Sub total	267,464	265,463
Less: accumulated depreciation	(203,908)	(193,072)
Total	$63,556	$72,391

During the three months ended June 30, 2015 and 2014, depreciation expense was $5,449 and $3,932, respectively. During the six months ended June 30, 2015 and 2014, depreciation expense was $10,972 and $8,069, respectively.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets, related to license fees and patent filing costs associated with NutreStore® L-glutamine powder for oral solution as a treatment for short bowel syndrome (“SBS”) and the Company’s exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell-Sheet (“CAOMECS”) under that certain Joint Research and Development Agreement dated as of April 8, 2011 (the “Research Agreement”) as well as that certain Individual Agreement dated as of April 8, 2011 (the “Individual Agreement”) with CellSeed (see Note 8) consisted of the following at:

	June 30, 2015	December 31, 2014
License fees and patent filing costs	$2,000,000	$2,000,000
Less: accumulated amortization	(1,214,286)	(1,107,143)
Total	$785,714	$892,857

During the three months ended June 30, 2015 and 2014, amortization expense was $53,571 for each period. During the six months ended June 30, 2015 and 2014, amortization expense was $107,143 for each period. As of June 30, 2015 estimated aggregate amortization expense for the next five years is as follows:

Periods ending December 31,	Amount
2015	$107,143
2016	214,286
2017	214,286
2018	214,286
2019	35,713
Total	$785,714

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	June 30, 2015	December 31, 2014
Accounts payable
Clinical and regulatory expenses	$97,426	$266,537
Legal expenses	83,318	176,691
Other vendors	273,213	774,444
Subtotal	453,957	1,217,672
Accrued interest payable, related parties	123,623	110,200
Accrued interest payable	947,249	761,682
Accrued expenses	433,048	220,200
Deferred salary	291,666	291,666
Total accounts payable and accrued expenses	$2,249,543	$2,601,420

NOTE 6 — NOTES PAYABLE

Notes payable consisted of the following at June 30, 2015 and December 31, 2014:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding June 30, 2015	Discount Amount June 30, 2015	Carrying Amount June 30, 2015	Shares Underlying Notes June 30, 2015	Principal Outstanding December 31, 2014	Discount Amount December 31, 2014	Carrying Amount December 31, 2014	Shares Underlying Notes December 31, 2014
Notes payable
2013	10%	Due on demand ~ 2 years	—	$810,000	$—	$810,000	—	$1,030,000	$—	$1,030,000	—
2014	11%	Due on demand ~ 2 years	—	1,446,950	—	1,446,950	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand ~ 2 years	—	2,358,600	—	2,358,600	—	—	—	—	—
				$4,615,550	$—	$4,615,550	—	$2,476,950	$—	$2,476,950	—

		Current		$4,615,550	$—	$4,615,550	—	$1,643,615	$—	$1,643,615	—
		Long-term		$—	$—	$—	—	$833,335	$—	$833,335	—

Notes payable - related party
2012	8% ~ 10%	Due on demand	—	$646,730	$—	$646,730	—	$656,730	$—	$656,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	—	240,308	—	240,308	—	252,165	—	252,165	—
2015	10% ~ 11%	Due on demand ~ 2 years	—	1,549,266	—	1,549,266	—	—	—	—	—
				$2,486,304	$—	$2,486,304	—	$958,895	$—	$958,895	—

		Current		$2,486,304	$—	$2,486,304	—	$825,562	$—	$825,562	—
		Long-term		$—	$—	$—	—	$133,333	$—	$133,333	—

Convertible notes payable
2010	0 ~ 6%	5 years	$3.05	$74,000	$799	$73,201	24,248	$74,000	$3,195	$70,805	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2013	10%	2 years	$3.30 ~$3.60	1,077,360	488	1,076,872	378,183	2,463,299	18,750	2,444,549	834,667
2014	10%	Due on demand ~ 2 years	$3.05 ~$7.00	4,161,399	602,182	3,559,217	1,037,310	4,939,773	846,613	4,093,160	1,241,241
2015	10%	Due on demand ~ 2 years	$3.50 ~$7.00	4,007,427	877,999	3,129,428	1,038,916	—	—	—	—
				$9,820,186	$1,481,468	$8,338,718	2,642,466	$7,977,072	$868,558	$7,108,514	2,263,965

		Current		$4,528,692	$369,199	$4,159,493	1,216,543	$3,478,904	$21,945	$3,456,959	1,156,050
		Long-term		$5,291,494	$1,112,269	$4,179,225	1,425,923	$4,498,168	$846,613	$3,651,555	1,107,915

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$298,000	$—	$298,000	103,953	$373,000	$—	$373,000	121,461
2014	10%	2 years	$7.00	200,000	—	200,000	31,604	200,000	—	200,000	30,187
				$498,000	$—	$498,000	135,557	$573,000	$—	$573,000	151,648

		Current		$498,000	$—	$498,000	135,557	$373,000	$—	$373,000	121,461
		Long-term		$—	$—	$—	—	$200,000	$—	$200,000	30,187

		Grand Total		$17,420,040	$1,481,468	$15,938,572	2,778,023	$11,985,917	$868,558	$11,117,359	2,415,613

The average stated interest rate of notes payable for the six-months period ended June 30, 2015 and the annual period ended December 31, 2014 was 10%. The average effective interest rate of notes payable for the six-months period ended June 30, 2015 and the annual period ended December 31, 2014 was 22% and 23%, respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company’s common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $3.60 per share. Certain notes with a $4.50 or a $7.00 stated conversion price in the second year of their two year term are subject to automatic conversion into shares of our common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	at June 30, 2015
2015	$8,581,863
2016	5,783,628
2017	3,054,549
Total	$17,420,040

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

	June 30, 2015	December 31, 2014
Stock price	$4.50	$4.90
Exercise price	$4.90	$3.50
Term	5 years	5 years
Risk-free interest rate	1.57%	1.66%
Expected dividend yield	—	—
Expected volatility	67.30%	70.10%

In situations where the debt included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on the pro-rata fair value.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Private placement — On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit. Each unit consisted of one share of common stock and one common stock warrant for the purchase of an additional share of common stock. The aggregate purchase price for the units was $7,551,253. In addition, the Broker Warrants, constituting 300,000 warrants for the purchase of a share of common stock, were issued to a broker under the same terms as the Private Placement transaction.

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of June 30, 2015. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share. The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of June 30, 2015. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of $2,545,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

As of June 30, 2015, the fair value of these Private Placement warrants, replacement warrants, and Broker Warrants was $7,743,000 (see Note 2). For further details regarding registration rights associated with the Private Placement warrants, replacement warrants, and Broker Warrants, see the Registration Rights section below in this footnote.

Stock warrants —During the six months ended June 30, 2015, in connection with the issuance of a convertible notes, the Company issued five-year warrants to purchase an aggregate of 110,417 shares of common stock of the Company at an exercise price of $4.90 per share.

Warrant exercises and issuance— During the six months ended June 30, 2015, the Company issued 100,689 shares of common stock upon the exercise of warrants at exercise prices ranging from $1.00 to $3.05 per share, including 28,271 warrants exercised on a cashless basis.

A summary of outstanding warrants as of June 30, 2015 and December 31, 2014 is presented below.

	Six months ended June 30, 2015	Year ended December 31, 2014
Warrants outstanding, beginning of period	5,101,450	6,279,296
Granted	110,417	1,145,465
Exercised	(100,689)	(1,254,621)
Cancelled, forfeited or expired	(438,342)	(1,068,690)
Warrants outstanding, end of period	4,672,836	5,101,450

A summary of outstanding warrants by year issued and exercise price as of June 30, 2015 is presented below.

	Outstanding			Exercisable
Exercise Price	Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
Balance 2012
$2.50	1,000,000	0.16	$2.50	1,000,000	$2.50
$3.05	141,918	0.30	$3.05	141,918	$3.05
2012 total	1,141,918			1,141,918

During 2013
$3.30	50,000	2.84	$3.30	50,000	$3.30
$3.50	2,225,036	3.20	$3.50	2,225,036	$3.50
2013 total	2,275,036			2,275,036

During 2014
$3.50	1,145,465	3.23	$3.50	1,145,465	$3.50
2014 total	1,145,465			1,145,465

During 2015
$4.90	110,417	4.68	$4.90	110,417	$4.90
Total	4,672,836			4,672,836

Stock options — During the six months ended June 30, 2015, no options were granted by the Company’s Board of Directors. During the year ended December 31, 2014, the Company’s Board of Directors granted 840,000 options to its directors, employees, and consultants. During the six months ended June 30, 2014, 340,000 options that were approved by the Company’s Board of Directors in April 2012 were deemed issued. The aggregate fair value of these tranches of options, including options granted or deemed issued in 2014 was approximately $3.0 million. As of June 30, 2015, there were 5,299,001 options outstanding under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan and 11,795 options outstanding that were issued under the prior Company plan.

A summary of outstanding options as of June 30, 2015 is presented below.

			Current Plan
	Prior Plan		June 30, 2015		December 31, 2014
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Options outstanding, beginning of period	11,795	$3.05	5,669,000	$3.68	4,504,000	$3.58
Granted or deemed issued	—	—	—	—	1,180,000	$4.06
Exercised	—	—	—	—	—	—
Cancelled, forfeited and expired	—	—	(369,999)	$4.31	(15,000)	$3.60
Options outstanding, end of period	11,795	$3.05	5,299,001	$3.63	5,669,000	$3.68
Options exercisable, end of period	11,795	$3.05	4,199,890	$3.58	2,855,251	$3.55
Options available for future grant, end of period	—		3,700,999		3,331,000

The weighted average grant-date fair value of options granted or deemed issued during the six months ended June 30, 2014 was $2.50. The weighted average grant-date fair value of common shares underlying stock options granted or deemed issued during the six months ended June 30, 2014 was $3.96. No options were issued during the six months ended June 30, 2015.

During the three months ended June 30, 2015 and 2014, the Company recognized $0.9 million and $2.2 million, respectively, of share-based compensation cost arising from stock options. During the six months ended June 30, 2015 and 2014, the Company recognized $2.2 million and $3.8 million, respectively, of share-based compensation cost arising from stock options. As of June 30, 2015, there was $2.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2011 Stock Incentive Plan. That cost is expected to be recognized over the weighted average remaining period of 0.9 years.

Registration rights — Pursuant to the Subscription Agreements relating to the Private Placement and certain warrants, as well as pursuant to the replacement of certain warrants by the Company on June 10, 2014, the Company agreed to use its commercially reasonable best efforts to have on file with the SEC, by September 11, 2014 and at the Company’s sole expense, a registration statement to permit the public resale of 4,115,966 shares of the Company’s common stock and 3,320,501 shares of common stock underlying warrants (collectively, the “Registerable Securities”). In the event such registration statement includes securities to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act, and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such registration statement that the number of Registrable Securities proposed to be sold in such offering is greater than the number of such securities which can be included in such offering without materially adversely affecting such offering, the Company will include in such registration the following securities in the following order of priority: (i) any securities the Company proposes to sell, and (ii) the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above apply until all Registerable Securities have been sold pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing.

If the shares of common stock underlying warrants to purchase 2,225,036 shares are not registered for resale at the time of exercise or if the shares of common stock underlying warrants to purchase 1,095,465 shares are not registered for resale at the time of exercise, and in each such case the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of June 30, 2015, based on a fair market value of a share of the Company’s common stock of $4.50 and 3,320,501 warrants issued and outstanding and eligible for cashless exercise, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 737,889 shares. If the fair market value of a share of the Company’s common stock were to increase by $1.00 from $4.50 to $5.50, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 1,207,455 shares as of June 30, 2015.

The Company has not yet filed a registration statement with respect to the resale of the Registrable Securities because doing so is not feasible prior to the completion by the Company of its initial public offering. As previously reported, the Company has filed a draft registration statement with the SEC with respect to its proposed initial public offering. The Company believes that it has used commercially reasonable efforts to pursue an initial public offering and, accordingly, considers itself to be in compliance with its registration rights obligations notwithstanding that it has not filed a registration statement with respect to the resale of the Registrable Securities and the deadline for doing so has passed without extension.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Distribution contract — Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For these services, the Company pays a monthly commercialization management fee of $5,000.

Operating leases — The Company leases its office space under operating leases with unrelated entities. The rent expense during the three months ended June 30, 2015 and 2014 amounted to $125,122 and $58,530, respectively. The rent expense during the six months ended June 30, 2015 and 2014 amounted to $243,314 and $104,624, respectively.

Future minimum lease payments under the agreements are as follows as of June 30, 2015:

Year	Amount
2015 (six months)	$201,601
2016	494,969
2017	470,073
2018	482,294
2019	123,875
$1,772,812

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

Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products. Under the Research Agreement, as supplemented by the addendum, the Company agreed to pay CellSeed $8.5 million within 30 days after the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the accumulated information package, as defined in the Research Agreement, to the Company and the Company providing written confirmation of its acceptance of the complete Package, which has not yet been completed as of June 30, 2015.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to the Company’s loans from related persons outstanding as of June 30, 2015.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at June 30, 2015	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at June 30, 2015
Notes payable to related parties - current:
	Hope Hospice (1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$8,000	$—	—
	Hope Hospice (1)	8%	6/14/2012	Due on demand	200,000	200,000	—	8,000	—	—
	Hope Hospice (1)	8%	6/21/2012	Due on demand	100,000	100,000	—	2,000	—	—
	Yutaka Niihara (2)(4)	10%	12/5/2012	Due on demand	146,730	1,213,700	1,066,970	56,722	—	—
	Hope Hospice (1)	8%	2/11/2013	Due on demand	50,000	50,000	—	2,000	—	—
	Lan T. Tran (2)	11%	2/10/2014	2 years(3)	106,976	106,976	—	—	—	—
	Hideki & Eiko Uehara (5)	11%	2/15/2014	2 years	133,333	133,333	—	—	—	—
	Hope Hospice (1)	10%	1/7/2015	2 years(3)	100,000	100,000	—	—	—	—
	James Lee (5)	10%	1/26/2015	2 years(3)	50,000	50,000	—	—	—	—
	Hope Hospice (1)	10%	1/29/2015	2 years(3)	30,000	30,000	—	—	—	—
	Yutaka Niihara (2)(4)	10%	1/29/2015	Due on demand	—	20,000	20,000	773	—	—
	Lan T. Tran (2)	10%	2/9/2015	2 years(3)	10,000	10,000	—	—	—	—
	Charles Stark (2)	10%	2/10/2015	2 years(3)	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	2/20/2015	2 years(3)	10,000	10,000	—	—	—	—
	Cuc T. Tran (5)	11%	3/5/2015	1 year	13,160	13,160	—	—	—	—
	Yutaka Niihara (2)(4)	10%	4/7/2015	2 years (3)	500,000	500,000
	Yutaka Niihara (2)(4)	10%	5/21/2015	Due on demand	826,105	826,105
				Sub total	$2,486,304	$3,573,274	$1,086,970	$77,495	$—	—
Convertible notes payable to related parties - current:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on demand	$298,000	$388,800	$90,800	$—	$3.30	103,953
	Phillip M. Satow (4)	10%	6/6/2014	2 years	100,000	100,000	—	—	$7.00	15,812
	Richard S. Pechter (5)	10%	6/11/2014	2 years	100,000	100,000	—	—	$7.00	15,792
				Sub total	$498,000	$588,800	$90,800	$—	$—	135,557
				Total	$2,984,304	$4,162,074	$1,177,770	$77,495	$—	135,557

(1) Dr. Niihara, a director and officer of the Company, is also the CEO of Hope Hospice.

(2) Officer

(3) Due on Demand

(4) Director

(5) Family of Officer/Director

The following table sets forth information relating to the Company’s loans from related persons outstanding as of December 31, 2014.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2014	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at December 31, 2014
Notes payable to related parties - current:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$16,000	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	20,000	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	10,000	—	—
	Yutaka Niihara(2)(4)	10%	12/5/2012	Due on demand	156,730	1,213,700	1,056,970	60,851	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	4,000	—	—
	Lan T. Tran(2)	11%	2/10/2014	2 years(3)	106,976	106,976	—	—	—	—
	Cuc T. Tran(5)	11%	3/5/2014	1 year	11,856	11,856	—	—	—	—
				Sub total	$825,562	$1,882,532	$1,056,970	$110,851	$—	—
Convertible note payable to related parties - current:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$373,000	$388,800	$15,800	$67,680	$3.30	121,461
				Sub total	$373,000	$388,800	$15,800	$67,680	$—	121,461
Note payable to related parties — long-term:
	Hideki & Eiko Uehara(5)	11%	2/15/2014	2 years	$133,333	$133,333	$—	$14,697	$—	—
				Sub total	$133,333	$133,333	$—	$14,697	$—	—
Convertible notes payable to related parties — long-term:
	Phillip M. Satow(4)	10%	6/6/2014	2 years	$100,000	$100,000	$—	$—	$7.00	15,103
	Richard S. Pechter(5)	10%	6/11/2014	2 years	100,000	100,000	—	—	$7.00	15,084
				Sub total	$200,000	$200,000	$—	$—	$—	30,187
				Total	$1,531,895	$2,604,665	$1,072,770	$193,228	$—	151,648

(1) Dr. Niihara, a director and officer of the Company, is also the CEO of Hope Hospice.

(2) Officer

(3) Due on Demand

(4) Director

(5) Family of Officer/Director

Litigation with AFH Advisory

From July 2012 until May 2015, the Company was engaged in litigation with AFH Advisory, which was the sole stockholder of AFH Acquisition IV, Inc. immediately prior to its merger with Emmaus Medical in May 2011. In September 2012, AFH Advisory and related parties filed a complaint against the Company in the Superior Court of Delaware. In October 2012, the Company filed counterclaims against the plaintiffs and third-party claims against Amir Heshmatpour. Mr. Heshmatpour was an officer of AFH Acquisition IV, Inc. prior to its merger with Emmaus Medical and a former director of the Company and is the Managing Partner of AFH Advisory. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company in its litigation against AFH Advisory, Griffin Ventures, Ltd. (‘‘Griffin’’), The Amir & Kathy Heshmatpour Family Foundation (the ‘‘Foundation’’) and Amir Heshmatpour. The order, among other things, (i) stated that a letter of intent previously entered into between the Company and AFH Advisory (the ‘‘Letter of Intent’’) was properly terminated by the Company as of July 19, 2012, and (ii) ordered the transfer agent for the Company to effect the cancellation of 2,504,249 shares of the Company’s common stock held by AFH Advisory, Griffin and the Foundation. The cancellation of such shares was effected by the Company’s transfer agent on June 28, 2013. The cancellation of such shares was subject to appeal until 30 days after the completion of trial court proceedings.

On May 4, 2015, a settlement was entered with the Superior Court of the State of Delaware dismissing the case with prejudice, thus removing any right to appeal. Thus, as of May 4, 2015, the Company no longer presents these shares of common stock as outstanding in its consolidated financial statements. The settlement called for the exchange of documents and financial records, and for AFH Advisory to assign and transfer to the Company 150,000 shares of stock of Targeted Medical. In addition, the parties to the litigation dismissed all remaining claims with prejudice. The Parties agree that there are no further obligations due under any of the Letters of Intent. The Letters of Intent are considered rescinded, nulled, and voided. This enabled the elimination of a $394,446 payable to AFH Advisory which was recorded as a gain on derecognition of amounts due to related party.

Section 225 Litigation

On April 28, 2015, Dr. Yutaka Niihara, the Company’s President, Chief Executive Officer and Chairman of the Board, filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware (the “Court”) under Section 225 of the Delaware General Corporation Law against Tracey C. Doi, Henry A. McKinnell, Jr., Akiko M. Miyashita, Phillip M. Satow and Mayuran Sriskandarajah, each of whom was a member of the Board as of April 24, 2015 (together with Dr. Niihara, the “Incumbent Directors”), Sarissa Capital Management L.P. (“Sarissa”) and T.R. Winston & Company, LLC (“TRW”), as defendants, and the Company as nominal defendant. The Complaint requested that the Court issue an order declaring, among other things, that:

•                  Dr. Niihara validly delivered stockholder consents to the Company to effect certain amendments to the Company’s By-laws and to elect certain additional individuals to the Company’s Board of Directors, and that such stockholder consents are effective;

•                  the Company’s By-laws were validly amended as provided in the stockholder consents;

•                  Blair A. Contratto, S. Steve Lee, Willis C. Lee, Masaharu Osato, M.D., Lan T. Tran, David J. Wohlberg and Ian Zwicker were validly elected as directors of the Company;

•                  any actions taken by the Incumbent Directors since April 24, 2015 are invalid and void; and

•                  the actions purportedly taken by written consent were not prohibited by the terms of the Agreement, dated as of September 11, 2013, among the Company, Dr. Niihara, Sarissa and TRW (the “Designation Agreement”).

Along with the Complaint, Dr. Niihara filed a motion for an order maintaining the status quo and a motion for expedited proceedings.

On April 29, 2015, following their resignations from our Board, Ms. Doi and Ms. Miyashita were dismissed from the action. On May 22, 2015, Mr. Satow and Dr. McKinnell were dismissed from the action. On July 31, 2015, Mr. Sriskandarajah was dismissed from the action.

On June 10, 2015, the Delaware court issued a Status Quo Order providing that, until conclusion of the case, the Board would be comprised of Dr. Niihara, Mr. Sriskandarajah, Mr. Satow and Dr. McKinnell; provided, however, that nothing in the Status Quo Order would prevent voluntary resignations from the Board, and no director could be seated or replaced pursuant to the Designation Agreement except upon ten calendar days written notice to the parties in this Action by the party seeking to exercise its right to designate such director. The Status Quo Order also specified certain corporate actions that would require approval of all directors voting on an action.

On June 15, 2015, Mr. Satow tendered his resignation from the Board of the Company, effective upon the election and qualification of Dr. Scott Gottlieb as the designee of TRW pursuant to the Designation Agreement. This resignation, as well as Dr. Gottlieb’s election to the Board of the Company, became effective on August 3, 2015.

NOTE 10 — GEOGRAPHIC INFORMATION

For the six months ended June 30, 2015 and 2014, the Company earned revenue from countries outside of the United States as outlined in the table below:

Country	Revenues for the six months ended June 30, 2015	% of total revenue for the six months ended June 30, 2015	Revenues for the six months ended June 30, 2014	% of total revenue for the six months ended June 30, 2014
Japan	$99,613	41%	$78,388	41%
South Korea	—	0%	45,312	24%
Taiwan	110,104	46%	27,730	15%

For the three months ended June 30, 2015 and 2014, the Company earned revenue from countries outside of the United States as outlined in the table below:

Country	Revenues for the three months ended June 30, 2015	% of total revenue for the three months ended June 30, 2015	Revenues for the three months ended June 30, 2014	% of total revenue for the three months ended June 30, 2014
Japan	$57,379	40%	$36,610	34%
South Korea	—	0%	45,312	42%
Taiwan	67,491	47%	—	0%

The Company did not have any significant currency translation or foreign transaction adjustments during the three and six months ended June 30, 2015 and 2014.

NOTE 11 — SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company issued the following:

Notes Issued after June 30, 2015	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible notes (1)	$749,009	10%	Due on Demand up to 2 years	$3.60
Convertible notes (2)	1,501,325	10%	2 years	$4.50
Convertible notes — related party (2)	320,000	10%	2 yeas	$4.50
Promissory note	250,000	11%	6 months	—
Promissory note (1)	833,335	11%	Due on Demand	—
Promissory notes — related party (1)	263,843	11%	Due on Demand	—
Promissory notes — related party	829,700	10%~11%	Due on Demand up to 2 years	—
Total	$4,777,212

(1)                          Refinancings of prior notes already outstanding.

(2)                          Includes mandatory conversion at the time of an initial public offering at a conversion price equal to 80% of the initial public offering price.

Subsequent to the quarter ended June 30, 2015, the Company issued the following:

Common Shares Issued for Cash after June 30, 2015	Principal Amounts	Number of Shares Issued
Common shares	$1,700,000	377,778
Common shares—related party	99,999	22,222
Total	$1,799,999	400,000

Secured Loans after June 30, 2015	Principal Amounts	Annual Interest Rate	Term of Loans
Secured loans	$1,295,000	10%	Earlier of closing of new debt financing or May 1, 2017
Total	$1,295,000

Regarding the lawsuit described above under “NOTE 9 — RELATED PARTY TRANSACTIONS, Section 225 Litigation,” on July 31, 2015, Mr. Sriskandarajah was dismissed from the action.

On November 19, 2015, counsel to Dr. Niihara, Sarissa and the Company filed a joint stipulation to dismiss the action. In connection therewith, on November 19, 2015, the Company, Dr. Niihara and Sarissa entered into Amendment No. 1 (the “Amendment”) to the Designation Agreement. The Amendment terminates the Designation Agreement with respect to the Company, Dr. Niihara and Sarissa, and provides that those parties shall have no further rights or obligations to each other under the Designation Agreement. Furthermore, each of the Company, Sarissa and Dr. Niihara waived all rights each has ever had, has or may have under the Designation Agreement against each other, and released each other from any and all obligations each has ever had, has or may have to the other under the Designation Agreement. As a result of the Amendment, Sarissa no longer has the right to designate any members of the Company’s Board, nor does it have the right to approve any actions as were set forth in the Designation Agreement. On November 20, 2015, the Court entered the dismissal, at which time the Status Quo Order ceased to be in effect.

In connection with the Amendment, on November 19, 2015, Mr. Sriskandarajah tendered his resignation from the Board, effective immediately. The Company has agreed to indemnify Mr. Sriskandarajah for $43,475.97 in attorneys’ fees and expenses he incurred in defense of this action.

On December 29, 2015, the Company and CellSeed, Inc. (“CellSeed”) terminated the Research Agreement and the Individual Agreement. The Company no longer has an obligation to pay the $8.5 million or any other amount under this terminated agreement.

On May 1, 2016, the SCD Patent expired and subsequently, the license agreement has terminated. Since the SCD Patent is expired, competitors with more resources than us may develop similar products which may subject our product to greater competition than we expect and reduce our ability to generate revenue from our product candidate, possibly materially. These circumstances may also impair our ability to obtain license partners or other international commercialization opportunities on terms acceptable to us, if at all.

Although the SCD patent is expired, we will continue to seek market exclusivity protection for the SCD treatment by way of our orphan designation which, if the product is approved, will grant us seven years market exclusivity. In addition, under the Title I of the Drug Price Competition and Patent Term Resolution Act or the Hatch/Waxman Act, we may be eligible for three-year period market exclusivity if approved by the FDA. The FDA may not agree that our product is entitled to data exclusivity under the Hatch/Waxman Act and, if granted, data exclusivity protection under the Hatch/Waxman Act will expire three years after our product is approved.

With the termination of the license agreement, we will no longer be bound by the terms of the agreement which include but are not limited to paying royalties. The royalties were equal to 4.5% of net sales of Licensed Products in the United States until lifetime royalty payments made to the licensor total $100,000, at which time the royalty rate will decrease to 2.5% of net sales of the Licensed Product.

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

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining U.S. Food and Drug Administration (“FDA”) and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our pharmaceutical grade L-glutamine treatment for sickle cell disease (“SCD”), our ability to commercialize our pharmaceutical grade L-glutamine treatment for SCD; our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

Company Overview

We are a biopharmaceutical company engaged in the discovery, development and commercialization of innovative treatments and therapies primarily for rare and orphan diseases. We are initially focusing our product development efforts on SCD, a genetic disorder and a significant unmet medical need. Our lead product candidate is an oral pharmaceutical grade L-glutamine treatment that demonstrated positive clinical results in our completed Phase 3 clinical trial for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD.

We are in the process of preparing a new drug application (“NDA”) for submission to the FDA, with respect to this product candidate. If the FDA accepts our submission and approves this NDA, we will be authorized to market in the United States our pharmaceutical grade L-glutamine treatment for SCD patients who are at least five years old.

We plan to market our L-glutamine treatment in the United States, if approved, by either strategic partnership or by building our own targeted sales force of approximately 30 sales representatives. We intend to utilize strategic partnerships to market our treatment in the rest of the world. L-glutamine for the treatment of SCD has received Fast Track designation from the FDA as well as Orphan Drug designation from both the FDA and the European Commission (“EC”).

We have extensive experience in the field of SCD, including the development, outsourced manufacturing and conduct of clinical trials of our prescription grade L-glutamine product candidate for the treatment of SCD. Yutaka Niihara, M.D., MPH, is a leading hematologist in the field of SCD. Dr. Niihara is licensed to practice medicine in both the United States and Japan and has been actively engaged in SCD research and the care of patients with SCD for over 20 years, primarily at the University of California Los Angeles and the Los Angeles Biomedical Research Institute (“LA BioMed”) a nonprofit biomedical research institute at Harbor UCLA Medical Center.

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

In May 2006, we formed Newfield Nutrition, a wholly-owned subsidiary of Emmaus Medical, that distributes L-glutamine as a nutritional supplement under the brand name AminoPure.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various products candidates going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation in which we are currently engaged or may become engaged in the future; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through registered or unregistered equity offerings, debt financings or corporate collaboration and licensing arrangements. As of June 30, 2015, our accumulated deficit was $76.8 million and we had cash and cash equivalents of $1.6 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately $2.1 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. We expect the NDA will be submitted in summer 2016.

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

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to the contract research organization (“CRO”), that conducts the clinical trials of our product candidates, payroll-related expenses, study site payments, consultant fees, and activities related to regulatory filings, manufacturing development costs and other related supplies. The costs of later stage clinical studies, such as Phase 2 and 3 trials, are generally higher than those of earlier stages of development, such as preclinical studies and Phase 1 trials. This is primarily due to the increased size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later stage clinical studies.

The most significant clinical trial expenditures in prior years have been related to the CRO costs and the payments to study sites. The contract with the CRO is based on time and material expended, whereas the study site agreements are based on per patient costs as well as other pass-through costs, including, but not limited to, start-up costs and institutional review board fees. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.

Future research and development expenses will depend on any new product candidates or technologies that we may introduce into our research and development pipeline. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements. We currently estimate that we will need an additional $2.1 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. We expect the NDA will be submitted in the summer of 2016.

At this time, due to the inherently unpredictable nature of the process for developing drugs, biologics and cell-based therapies and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in obtaining FDA approval of our pharmaceutical grade L-glutamine treatment for SCD and the continued development of our other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in the Annual Report under the headings “Risk Factors—Risks Related to Development of our Product Candidates,” “Risk Factors—Risks Related to our Reliance on Third Parties,” and “Risk Factors—Risks Related to Regulatory Approval of our Product Candidates and Other Legal Compliance Matters.”

We estimate that the cost to us to develop in the United States corneal cell sheet products based on Cultured Autologous Oral Mucosal Epithelial Cell-Sheets (“CAOMECS”) technology will be approximately $3.0 million. This estimate includes the anticipated cost of obtaining FDA approval for the corneal cell sheets and assumes that we will need the FDA to approve a Biologic License Application (“BLA”) for the corneal cell sheets, rather than a NDA. We estimate that we will need another $2.4 million to commercialize any approved products based on corneal cell sheet technology.

In addition, we estimate that we will need $2.5 million for research related to other cell sheet applications and to build a current Good Manufacturing Practices (“cGMP”) laboratory to establish the infrastructure and production capabilities related to regenerative medicine products. At this time, we do not plan to incur any research and development costs for our NutreStore and AminoPure products.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development, information technology, marketing and legal functions. Other general and administrative expenses include share-based compensation, facility costs, patent filing costs and professional fees and expenses for legal, consulting, auditing and tax services. Inflation has not had a material impact on our general and administrative expenses over the past two years.

Environmental Expenses

The cost of compliance with environmental laws has not been material over the past two years and any such costs are included in general and administrative costs.

Inventories

Inventories consist of finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchased during the six months ended June 30, 2015 and 2014 were from one vendor.

Results of Operations

Three months ended June 30, 2015 and 2014

Net Losses. Net losses decreased by $6.6 million, or 80%, to $1.7 million from $8.3 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in losses is primarily a result of increased other income and decreased operating expenses as discussed below. As of June 30, 2015, we had an accumulated deficit of approximately $77.0 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward potential regulatory approval and commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues increased by $37,000, or 34%, to $144,000 from $107,000 for the three months ended June 30, 2015 and 2014. Combined revenues from our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS increased during these periods due to increased sales volume in international markets.

Cost of Goods Sold. Cost of goods sold remained comparable at just over $60,000 for the three months ended June 30, 2015 and 2014. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the three months ended June 30, 2015 and 2014 was from one vendor. Cost of sales associated with our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS remained flat during these periods.

Research and Development Expenses. Research and development expenses decreased by $0.3 million, or 49%, to $0.3 million from $0.6 million for the three months ended June 30, 2015 and 2014. This decrease was primarily due to a decrease in costs related to compiling and analyzing data from our Phase 3 clinical trial and other end of study reports. Despite the decline in research and development costs quarter-over-quarter, we expect such costs to increase in the remainder of 2015 and 2016 to support our submission of a NDA and to potentially increase depending upon future clinical trial activity.

Selling Expenses. Selling expenses decreased by $35,000, or 28%, to $88,000 from $123,000 for the three months ended June 30, 2015 and 2014 due to a decrease in advertising. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure® as well as the marketing expense for our pharmaceutical grade L-glutamine treatment for SCD.

General and Administrative Expenses. General and administrative expenses decreased $1.7 million, or 43%, to $2.4 million from $4.1 million for the three months ended June 30, 2015 and 2014. General and administrative expenses include share-based compensation expenses, professional fees, office rent, and payroll expenses. This decrease was primarily due to a decrease of $1.3 million for share-based compensation due to expiration of the service period for certain options in prior periods and a decrease of $0.4 million for professional fees.

Other Income and Expense. Total other income increased by $4.6 million to $1.0 million income for the three months ended June 30, 2015, compared to $3.6 million expense for the three months ended June 30, 2014, primarily due to the absence of warrant exercise inducement expenses of $3.5 million, an increase in the fair value of our warrant derivative liabilities of $0.9 million and an increase in gain on derecognition of amounts due to related party of $0.4 million in the three months ended June 30, 2015. This was partially offset by an increase in interest costs of $0.3 million as a result of increased debt.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•                  as a result of future debt repayments, increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company;

•                  to support research and development activities, which we expect to expand as development of our product candidate(s) continues and we approach submission of an NDA for pharmaceutical grade L-glutamine treatment for SCD; and

•                  to build a sales and marketing team before we receive regulatory approval of a product candidate in anticipation of commercial launch.

Six months ended June 30, 2015 and 2014

Net Losses. Net losses decreased by $10.4 million, or 68%, to $4.9 million from $15.3 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in losses is primarily a result of increased other income and decrease operating expenses as discussed below. As of June 30, 2015, we had an accumulated deficit of approximately $77.0 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward potential regulatory approval and commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues increased by $49,000, or 26%, to $241,000 from $192,000 for the six months ended June 30, 2015 and 2014. The increase is primarily due to increased sales volume of our AminoPure® L-glutamine nutritional supplement product in international markets.

Cost of Goods Sold. Cost of goods sold remained comparable at just over $0.1 million for the six months ended June 30, 2015 and 2014. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the six months ended June 30, 2015 and 2014 was from one vendor. Cost of sales associated with our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS remained flat during these periods.

Research and Development Expenses. Research and development expenses decreased by $0.7 million, or 54%, to $0.5 million from $1.2 million for the six months ended June 30, 2015 and 2014. This decrease was primarily due to the decrease in costs related to compiling and analyzing data from our Phase 3 clinical trial and other end of study reports. Despite the decline in research and development costs quarter-over-quarter, we expect such costs to increase in the remainder of 2015 and 2016 to support our submission of a NDA and to potentially increase depending upon future clinical trial activity.

Selling Expenses. Selling expenses remained comparable at just around $0.25 million for the six months ended June 30, 2015 and 2014. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure® as well as the marketing expense for our pharmaceutical grade L-glutamine treatment for SCD.

General and Administrative Expenses. General and administrative expenses decreased $1.9 million, or 27%, to $5.2 million from $7.1 million for the six months ended June 30, 2015 and 2014. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. This decrease was primarily due to a decrease of $1.7 million for share-based compensation due to expiration of the service period for certain options in prior periods and a decrease of $0.4 million for professional fees, partially offset by an increase of $0.2 million for insurance and office rent expenses.

Other Income and Expense. Total other income increased by $7.9 million to $1.0 million income for the six months ended June 30, 2015, compared to $6.9 million expense for the six months ended June 30, 2014, primarily due to the fact that the fair value of our liability classified warrants and warrant derivative liabilities declined by $3.0 million and $1.3 million, respectively, the absence of warrant exercise inducement expenses of $3.5 million and an increase of $0.4 million for gain on derecognition of amounts due to related party in the six months ended June 30, 2015. This created a period to period change of $8.2 million. This was partially offset by an increase in interest costs of $0.5 million as a result of increased debt.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•                  as a result of future debt repayments, increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company;

•                  to support research and development activities, which we expect to expand as development of our product candidate(s) continues and we approach submission of an NDA for pharmaceutical grade L-glutamine treatment for SCD; and

•                  to build a sales and marketing team before we receive regulatory approval of a product candidate in anticipation of commercial launch.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $1.6 million as of June 30, 2015, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $4.9 million for the six months ended June 30, 2015 and $15.3 million for the six months ended June 30, 2014. We had an accumulated deficit at June 30, 2015 of $77.0 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of our pharmaceutical grade L-glutamine treatment of SCD, research costs for the corneal cell sheets using CAOMECS technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company and potentially additional expenses that may be associated with an initial public offering. We have previously relied on unregistered equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of June 30, 2015, we had outstanding notes payable in an aggregate principal amount of $17.4 million, consisting of $7.1 million of non-convertible promissory notes and $10.3 million of convertible notes. Of the $17.4 million aggregate principal amount of notes outstanding as of June 30, 2015, approximately $12.1 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our pharmaceutical grade L-glutamine treatment for SCD and the development in the United States of CAOMECS-based cell sheet technology.

We have had recurring operating losses, have a significant amount of notes payable and other obligations due within the next year and projected operating losses including the expected costs relating to the commercialization of our pharmaceutical grade L-glutamine treatment for SCD that exceed both the existing cash balances and cash expected to be generated from operations for at least the next year. In order to meet our expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. In addition, we may seek to raise additional funds through collaborations with other companies or financing from other sources. As previously reported, we have filed a draft registration statement with the SEC with respect to an initial public offering. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all. Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern. Furthermore, our ability to raise capital may be negatively impacted by our current shareholder litigation, or by any adverse aspects of a settlement or judgment related to such litigation.

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

On December 29, 2015, the Company and CellSeed, Inc. (“CellSeed”) terminated that certain Joint Research and Development Agreement dated as of April 8, 2011 (the “Research Agreement”) as well as that certain Individual Agreement dated as of April 8, 2011 (the “Individual Agreement”).

The Company is currently negotiating the terms of a new license agreement with CellSeed which has not been finalized as of this time. The Company no longer has an obligation to pay the $8.5 million or any other amount under this terminated agreement.

In addition, we currently estimate that we will need an additional $2.1 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. Our cash burn rate for the first six months ending June 30, 2015 was approximately $0.7 million per month.

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

Our cash flow from operations is not adequate and our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various product candidates going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business and commercialization strategies; the outcome of and expenses incurred during existing and any future litigation; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure for revenues, which we expect will increase due to the expected growth in its export volume as we have added additional distributors and expanded retail markets outside of the United States. Revenues from NutreStore currently are not significant and we are unsure whether sales of NutreStore will increase. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through registered or unregistered equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. Until we can generate a sufficient amount of product revenue, there can be no assurance of the availability of such capital on terms acceptable to us (or at all).

For the six months ended June 30, 2015 and during the year ended December 31, 2014, we borrowed $5.6 million and $2.1 million, respectively, pursuant to convertible notes and non-convertible promissory notes, of which $1.6 million and $0.5 million, respectively, have been issued to related parties. As of June 30, 2015 and December 31, 2014, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $17.4 million and $12.0 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 0% to 11% and are unsecured, except for a 2011 convertible note in the principal amount of $0.5 million. Interest on 0% loans was imputed at the incremental borrowing rate of 6.25% per annum. The net proceeds of the loans were used for working capital.

The table below lists our outstanding notes payable as of June 30, 2015 and December 31, 2014 and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding June 30, 2015	Discount Amount June 30, 2015	Carrying Amount June 30, 2015	Shares Underlying Notes June 30, 2015	Principal Outstanding December 31, 2014	Discount Amount December 31, 2014	Carrying Amount December 31, 2014	Shares Underlying Notes December 31, 2014
Notes payable
2013	10%	Due on demand ~ 2 years	—	$810,000	$—	$810,000	—	$1,030,000	$—	$1,030,000	—
2014	11%	Due on demand ~ 2 years	—	1,446,950	—	1,446,950	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand ~ 2 years	—	2,358,600	—	2,358,600	—	—	—	—	—
				$4,615,550	$—	$4,615,550	—	$2,476,950	$—	$2,476,950	—

		Current		$4,615,550	$—	$4,615,550	—	$1,643,615	$—	$1,643,615	—
		Long-term		$—	$—	$—	—	$833,335	$—	$833,335	—

Notes payable - related party
2012	8% ~ 10%	Due on demand	—	$646,730	$—	$646,730	—	$656,730	$—	$656,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	—	240,308	—	240,308	—	252,165	—	252,165	—
2015	10% ~ 11%	Due on demand ~ 2 years	—	1,549,266	—	1,549,266	—	—	—	—	—
				$2,486,304	$—	$2,486,304	—	$958,895	$—	$958,895	—

		Current		$2,486,304	$—	$2,486,304	—	$825,562	$—	$825,562	—
		Long-term		$—	$—	$—	—	$133,333	$—	$133,333	—

Convertible notes payable
2010	0 ~ 6%	5 years	$3.05	$74,000	$799	$73,201	24,248	$74,000	$3,195	$70,805	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2013	10%	2 years	$3.30 ~$3.60	1,077,360	488	1,076,872	378,183	2,463,299	18,750	2,444,549	834,667
2014	10%	Due on demand ~ 2 years	$3.05 ~$7.00	4,161,399	602,182	3,559,217	1,037,310	4,939,773	846,613	4,093,160	1,241,241
2015	10%	Due on demand ~ 2 years	$3.50 ~$7.00	4,007,427	877,999	3,129,428	1,038,916	—	—	—	—
				$9,820,186	$1,481,468	$8,338,718	2,642,466	$7,977,072	$868,558	$7,108,514	2,263,965

		Current		$4,528,692	$369,199	$4,159,493	1,216,543	$3,478,904	$21,945	$3,456,959	1,156,050
		Long-term		$5,291,494	$1,112,269	$4,179,225	1,425,923	$4,498,168	$846,613	$3,651,555	1,107,915

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$298,000	$—	$298,000	103,953	$373,000	$—	$373,000	121,461
2014	10%	2 years	$7.00	200,000	—	200,000	31,604	200,000	—	200,000	30,187
				$498,000	$—	$498,000	135,557	$573,000	$—	$573,000	151,648

		Current		$498,000	$—	$498,000	135,557	$373,000	$—	$373,000	121,461
		Long-term		$—	$—	$—	—	$200,000	$—	$200,000	30,187

		Grand Total		$17,420,040	$1,481,468	$15,938,572	2,778,023	$11,985,917	$868,558	$11,117,359	2,415,613

Subsequent to June 30, 2015, we entered into financing arrangements as set forth below. The total amount of these loans and proceeds from sale of common shares amounted to $7.9 million.

Notes Issued after June 30, 2015	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible notes (1)	$749,009	10%	Due on Demand up to 2 years	$3.60
Convertible notes (2)	1,501,325	10%	2 years	$4.50
Convertible notes — related party (2)	320,000	10%	2 yeas	$4.50
Promissory note	250,000	11%	6 months	—
Promissory note (1)	833,335	11%	Due on Demand	—
Promissory notes — related party (1)	263,843	11%	Due on Demand	—
Promissory notes — related party	829,700	10%~11%	Due on Demand up to 2 years	—
Total	$4,777,212

(1)                          Refinancings of prior notes already outstanding.

(2)                          Includes mandatory conversion at the time of an initial public offering at a conversion price equal to 80% of the initial public offering price.

Subsequent to the quarter ended June 30, 2015, we issued the following:

Common Shares Issued for Cash after June 30, 2015	Principal Amounts	Number of Shares Issued
Common Shares	$1,700,000	377,778
Common Shares—related party	99,999	22,222
Total	$1,799,999	400,000

In April and May of 2016, we entered into secured loan agreements, pursuant to which we borrowed in the aggregate amount of $1,295,000 at a fixed interest rate of 10% per annum. These loans will mature on the earlier of the closing of a new debt financing (subject to certain exceptions, including refinancings of our outstanding convertible notes) or May 1, 2017. These loans are secured by all of our personal property and are personally guaranteed by Dr. Niihara and secured by certain of his real property. Furthermore, the loan agreements contain certain negative covenants that may hinder our ability to raise additional capital or might otherwise affect our liquidity, including restrictions on our ability to (1) acquire material assets outside of the ordinary course of business, (2) sell, lease, license transfer or dispose of our personal property outside of the ordinary course of business, (3) pay or declare dividends, (4) make investments in or loans to other persons, (5) redeem or repurchase our stock, (6) make deposits or investments unless they are subject to a deposit control account, (7) incur additional indebtedness other than permitted debt, (8) make payments on subordinated obligations, (9) undergo a merger, change in control or sale of a substantial portion of our assets, or (10) use loan proceeds to make payments to our affiliates. If we are unable to repay these loans when they become due, or if we otherwise suffer an event of default under the loan agreements, the lender may have the right to foreclose on their collaterals, which could have a material and adverse effect on our business, financial condition, liquidity and operations.

In connection with these loans, we also issued the lender a warrant for the purchase of 62,500 shares of our common stock at an exercise price of $4.50 per share. In addition, if these loans remain outstanding for at least 30 days during the 90 day periods ending June 30, 2016, September 30, 2016 and December 31, 2016, we will be obligated to issue the lender additional warrants for the purchase of 37,500, 18,750 and 18,750 shares of our common stock, respectively, for an exercise price of the lowest of the fair market value of our common stock as of the start or end of such 90-day period or the lowest public sale price of our common stock during the quarter ended on the applicable measurement date. These warrants may be exercised through a cashless feature.

Secured Loans after June 30, 2015	Principal Amounts	Annual Interest Rate	Term of Loans
Secured loans	$1,295,000	10%	Earlier of closing of new debt financing or May 1, 2017
Total	$1,295,000

Cash flows for the six months ended June 30, 2015 and June 30, 2014

Net cash used in operating activities

Net cash flows used in operating activities decreased by $0.7 million, or 13%, to $4.2 million from $4.9 million for the six months ended June 30, 2015 and 2014, respectively. This decrease was primarily due to a $10.4 million decrease in net loss, offset by a decrease of working capital of $0.2 million plus a $9.6 million increase in the non-cash adjustments to net income. The increase in non-cash adjustments to net income included: $4.3 million for the change in the fair value of liability classified warrants and warrant derivative liabilities, $3.5 million for the lack of any warrant exercise inducement expense in the current period and a gain of $0.4 million for a gain on settlement of litigation.

Net cash used in investing activities

Net cash flows used in investing activities decreased by $21,000 to $2,000 from $23,000 for the six months ended June 30, 2015 and 2014, respectively. The decrease was due to the fewer purchases of property and equipment. No other investing activities occurred in the six months ended June 30, 2015 and 2014.

Net cash from financing activities

Net cash flows from financing activities increased by $0.4 million, or 8%, to $5.3 million from $4.9 million for the six months ended June 30, 2015 and 2014, respectively, as a result of a $3.9 million increase in proceeds from issuance of promissory notes payable, a $0.2 million increase in proceeds from issuance of convertible notes payable, and absence of $0.4 million in the repurchase of common stock and $0.1 million in dissenters payment, offset by a $3.8 million decrease in proceeds from exercise of warrants and a $0.5 million increase in repayment of convertible and non-convertible notes.

Off-Balance-Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP, on the basis that the Company will continue as a going concern. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the present circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2015.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Executive Committee (which, as of such time, carried out the roles and responsibilities of the Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weakness in our internal control over financial reporting as of December 31, 2014 described below, our Executive Committee and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective. Our management is working at remediating the material weakness in our internal controls over financial reporting. However, we have not yet completed a full annual accounting cycle since December 31, 2014 to fully validate the remediation of the material weakness in our internal controls and the effectiveness of the Company’s disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further, as of mid-August 2015 through December 2015 we did not have a sufficient number of independent directors to constitute an audit committee.

The material weakness described above resulted in a material misstatement of our liabilities, shareholders’ deficit, net loss, non-cash expenses and related financial disclosures for the three month period ended September 30, 2013 that was not prevented or detected on a timely basis and, consequently, a restatement of the unaudited consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. Additionally, other prior period adjustments related to recording share-based compensation are attributable to us not having an adequate level of resources in regard to these transactions. As a result of these matters, we were unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2013.

To assist with the accounting for complex and/or significant unusual transactions, we have retained consulting professionals with greater knowledge of and experience with financial reporting under GAAP and related regulatory requirements to supplement our internal resources and added to our accounting staff. We also have implemented procedures to evaluate and improve our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls over complex or significant unusual transactions, including (i) utilizing our consulting professionals to evaluate financing transactions prior to consummation of material financing transactions to better determine GAAP accounting as soon as possible, (ii) enhancing segregation of duties and (iii) implementing more robust quarterly review processes, particularly at our foreign locations. We continue to strengthen our procedures and staffing levels in order to fully address this material weakness.

Part II. Other Information

Item 1. Legal Proceedings

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, for a summary of material developments regarding legal proceedings reported in that Annual Report.

Litigation with AFH Advisory

From July 2012 until May 2015, the Company was engaged in litigation with AFH Holding and Advisory, LLC (“AFH Advisory”), which was the sole stockholder of AFH Acquisition IV, Inc. immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company which led to the cancellation of 2,504,249 shares of the Company held by AFH Advisory and related parties. On May 4, 2015 a settlement was entered with the Superior Court of the State of Delaware dismissing all remaining claims in the case with prejudice, thus removing any right to appeal. The settlement called for the exchange of documents and financial records, and for AFH Advisory to assign and transfer to the Company 150,000 shares of stock of Targeted Medical. In addition, the parties to the litigation dismissed all remaining claims with prejudice. The Parties agree that there are no further obligations due under any of the Letters of Intent. The Letters of Intent are considered rescinded, nulled, and voided.

Section 225 Litigation

On April 28, 2015, Dr. Yutaka Niihara, the Company’s President, Chief Executive Officer and Chairman of the Board, filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware (the “Court”) under Section 225 of the Delaware General Corporation Law against Tracey C. Doi, Henry A. McKinnell, Jr., Akiko M. Miyashita, Phillip M. Satow and Mayuran Sriskandarajah, each of whom was a member of the Board as of April 24, 2015 (together with Dr. Niihara, the “Incumbent Directors”), Sarissa Capital Management L.P. (“Sarissa”) and T.R. Winston & Company, LLC (“TRW”), as defendants, and the Company as nominal defendant. The Complaint requested that the Court issue an order declaring, among other things, that:

•                  Dr. Niihara validly delivered stockholder consents to the Company to effect certain amendments to the Company’s By-laws and to elect certain additional individuals to the Company’s Board of Directors, and that such stockholder consents are effective;

•                  the Company’s By-laws were validly amended as provided in the stockholder consents;

•                  Blair A. Contratto, S. Steve Lee, Willis C. Lee, Masaharu Osato, M.D., Lan T. Tran, David J. Wohlberg and Ian Zwicker were validly elected as directors of the Company;

•                  any actions taken by the Incumbent Directors since April 24, 2015 are invalid and void; and

•                  the actions purportedly taken by written consent were not prohibited by the terms of the Agreement, dated as of September 11, 2013, among the Company, Dr. Niihara, Sarissa and TRW (the “Designation Agreement”).

Along with the Complaint, Dr. Niihara filed a motion for an order maintaining the status quo and a motion for expedited proceedings.

On April 29, 2015, following their resignations from our Board, Ms. Doi and Ms. Miyashita were dismissed from the action. On May 22, 2015, Mr. Satow and Dr. McKinnell were dismissed from the action. On July 31, 2015, Mr. Sriskandarajah was dismissed from the action.

On June 10, 2015, the Delaware court issued a Status Quo Order providing that, until conclusion of the case, the Board would be comprised of Dr. Niihara, Mr. Sriskandarajah, Mr. Satow and Dr. McKinnell; provided, however, that nothing in the Status Quo Order would prevent voluntary resignations from the Board, and no director could be seated or replaced pursuant to the Designation Agreement except upon ten calendar days written notice to the parties in this Action by the party seeking to exercise its right to designate such director. The Status Quo Order also specified certain corporate actions that would require approval of all directors voting on an action.

On June 15, 2015, Mr. Satow tendered his resignation from the Board of the Company, effective upon the election and qualification of Dr. Scott Gottlieb as the designee of TRW pursuant to the Designation Agreement. This resignation, as well as Dr. Gottlieb’s election to the Board of the Company, became effective on August 3, 2015.

On November 19, 2015, counsel to Dr. Niihara, Sarissa and the Company filed a joint stipulation to dismiss the action. In connection therewith, on November 19, 2015, the Company, Dr. Niihara and Sarissa entered into Amendment No. 1 (the “Amendment”) to the Designation Agreement. The Amendment terminates the Designation Agreement with respect to the Company,

Dr. Niihara and Sarissa, and provides that those parties shall have no further rights or obligations to each other under the Designation Agreement. Furthermore, each of the Company, Sarissa and Dr. Niihara waived all rights each has ever had, has or may have under the Designation Agreement against each other, and released each other from any and all obligations each has ever had, has or may have to the other under the Designation Agreement. As a result of the Amendment, Sarissa no longer has the right to designate any members of the Company’s Board, nor does it have the right to approve any actions as were set forth in the Designation Agreement. On November 20, 2015, the Court entered the dismissal, at which time the Status Quo Order ceased to be in effect.

In connection with the Amendment, on November 19, 2015, Mr. Sriskandarajah tendered his resignation from the Board, effective immediately. The Company has agreed to indemnify Mr. Sriskandarajah for $43,475.97 in attorneys’ fees and expenses he incurred in defense of this action.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2015, the Company refinanced a convertible note payable to a third party in the principal amount of $385,827, with a new convertible note in the principal amount of $462,993 which bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

On April 3, 2015, the Company refinanced a convertible note payable to shareholders in the principal amount of $227,200, with a new convertible note in the principal amount of $272,640 which bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.50 per share.

On April 21, 2015, the Company issued a convertible note to a third party in the principal amount of $700,000, which bears interest at 10% per annum and matures on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $4.50 per share.

On April 29, 2015, the Company issued a convertible note to a third party in the principal amount of $193,343, which bears interest at 10% per annum and matures on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $4.50 per share.

On June 16, 2015, the Company issued a convertible note to a third party in the principal amount of $500,000, which bears interest at 10% per annum and matures on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $4.50 per share.

On June 26, 2015, the Company issued a convertible note to a third party in the principal amount of $100,000, which bears interest at 10% per annum and matures on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $4.50 per share.

In April 2015, warrants to purchase 5,927 shares of common stock were exercised using a cashless exercise feature.

All such securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder or, in the case of refinancing, upon the exemption from registration provided by Section 3(a)(0) of the Securities Act. The issuance of these securities was in each case exempt from the registration requirements of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters or placement agents were used in connection with such sales of unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Convertible Promissory Note dated April 2, 2015 issued by the registrant to Yu Mei Lun Susan.

4.2	Convertible Promissory Note dated April 3, 2015 issued by the registrant to Yoshiko & Yuki Takemoto.

4.3	Form of Convertible Promissory Note issued by the registrant to Alvin Yong, Eastwind, ltd., and Alfred and Janet Lui Family Trust.

10.1	Form of Promissory Note issued by the registrant to Yutaka Niihara, Eastwind, ltd. and Shigeru Matsuda.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: May 20, 2016	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., MPH
	Its:	Chief Executive Officer (principal executive officer and duly authorized officer)

	By:	/s/ Steve Lee
	Name:	Steve Lee
	Its:	Interim Chief Financial Officer
(principal financial and accounting officer)