Form 10-Q
period 2015-09-30
EMMAUS LIFE SCIENCES, INC.
filed 2016-05-20
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2015	December 31, 2014
	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$482,767	$556,318
Accounts receivable	23,311	42,734
Inventories, net	294,582	250,413
Marketable securities	47,889	79,236
Marketable securities, pledged to creditor	190,755	—
Prepaid expenses and other current assets	173,591	129,554
Total current assets	1,212,895	1,058,255

PROPERTY AND EQUIPMENT, Net	61,255	72,391

OTHER ASSETS
Marketable securities, pledged to creditor	—	334,410
Intangibles, net	732,143	892,857
Deposits	277,612	306,379
Total other assets	1,009,755	1,533,646
Total Assets	$2,283,905	$2,664,292

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,157,072	$2,601,420
Due to related party	—	394,446
Notes payable, net	4,677,350	1,643,615
Notes payable to related parties, net	2,466,304	825,562
Convertible notes payable, net	3,815,541	3,456,959
Convertible notes payable to related parties, net	498,000	373,000
Total current liabilities	14,614,267	9,295,002

LONG-TERM LIABILITIES
Deferred rent	61,844	3,729
Liability classified warrants	—	3,206,000
Warrant derivative liabilities	7,570,000	6,520,000
Notes payable, net	—	833,335
Notes payable to related parties, net	—	133,333
Convertible notes payable, net	4,967,373	3,651,555
Convertible notes payable to related parties, net	100,000	200,000
Total long-term liabilities	12,699,217	14,547,952
Total Liabilities	27,313,484	23,842,954

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 28,128,403 and 30,511,573 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	28,128	30,512
Additional paid-in capital	55,760,198	51,068,677
Accumulated other comprehensive loss	(390,465)	(194,015)
Accumulated deficit	(80,427,440)	(72,083,836)
Total Stockholders’ Deficit	(25,029,579)	(21,178,662)
Total Liabilities & Stockholders’ Deficit	$2,283,905	$2,664,292

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(Note 1)		(Note 1)

REVENUES, Net	$77,173	$155,644	$318,268	$347,737

COST OF GOODS SOLD	36,854	90,421	150,513	198,203
GROSS PROFIT	40,319	65,223	167,755	149,534

OPERATING EXPENSES
Research and development	465,455	507,377	1,012,580	1,708,766
Selling	80,758	115,060	326,280	363,874
General and administrative	2,170,963	2,667,826	7,383,842	9,762,734
	2,717,176	3,290,263	8,722,702	11,835,374

LOSS FROM OPERATIONS	(2,676,857)	(3,225,040)	(8,554,947)	(11,685,840)

OTHER INCOME (EXPENSE)
Gain on derecognition of amounts due to related party and settlement of litigation	—	—	418,366	—
Change in fair value of liability classified warrants	—	92,000	661,000	(2,259,744)
Change in fair value of warrant derivative liabilities	173,000	—	1,495,000	—
Warrant exercise inducement expense	—	—	—	(3,523,000)
Interest and other income (loss)	(10,933)	97,370	71,248	74,204
Interest expense	(929,572)	(591,494)	(2,432,071)	(1,562,417)
	(767,505)	(402,124)	213,543	(7,270,957)

LOSS BEFORE INCOME TAXES	(3,444,362)	(3,627,164)	(8,341,404)	(18,956,797)
INCOME TAXES	—	—	2,200	2,500
NET LOSS	(3,444,362)	(3,627,164)	(8,343,604)	(18,959,297)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on securities available-for-sale	(56,576)	(80,593)	(198,921)	(374,806)
Unrealized foreign currency translation	4,446	(5,006)	2,471	(5,681)
	(52,130)	(85,599)	(196,450)	(380,487)
COMPREHENSIVE LOSS	$(3,496,492)	$(3,712,763)	$(8,540,055)	$(19,339,784)
NET LOSS PER COMMON SHARE	$(0.12)	$(0.12)	$(0.29)	$(0.64)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	28,124,375	30,303,396	29,231,370	29,637,402

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM DECEMBER 31, 2014 TO SEPTEMBER 30, 2015

(UNAUDITED)

	Common stock — par value $0.001 per share, 100,000,000 shares authorized		Additional	Accumulated Other		Total
	Shares	Common Stock	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2014	30,511,573	$30,512	$51,068,677	$(194,015)	$(72,083,836)	$(21,178,662)
Warrant issued in conjunction with convertible notes	—	—	220,071	—	—	220,071
Proceeds from exercise of warrants	113,181	113	102,772	—	—	102,885
Conversion of notes payable to common stock	5,898	5	17,995	—	—	18,000
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	1,380,153	—	—	1,380,153
Share-based compensation	—	—	2,968,028	—	—	2,968,028
Exercise of common stock options (cashless)	2,000	2	(2)	—	—	—
Stock cancelled	(2,504,249)	(2,504)	2,504	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	(198,921)	—	(198,921)
Foreign currency translation effect	—	—	—	2,471	—	2,471
Net loss	—	—	—	—	(8,343,604)	(8,343,604)

Balance, September 30, 2015	28,128,403	$28,128	$55,760,198	$(390,465)	$(80,427,440)	$(25,029,579)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended September 30,
	2015	2014
		(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,343,604)	$(18,959,297)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	175,897	172,713
Interest expense accrued from discount of convertible notes	1,278,364	680,994
Foreign exchange adjustments on convertible notes and notes payable	24,111	(54,919)
Gain on settlement of litigation	(418,366)	—
Share-based compensation	2,968,028	5,171,766
Warrant exercise inducement expense	—	3,523,000
Change in fair value of liability classified warrants	(661,000)	2,259,744
Change in fair value of warrant derivative liabilities	(1,495,000)	—
Net changes in operating assets and liabilities
Accounts receivable	19,605	(19,241)
Inventories	(43,366)	14,657
Prepaid expenses and other current assets	(40,977)	(66,992)
Deposits	29,136	(338)
Accounts payable and accrued expenses	976,221	11,360
Due to related party	—	—
Other current liability	—	—
Deferred rent	58,095	—
Net cash flows used in operating activities	(5,472,856)	(7,266,553)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(3,953)	(25,775)
Net cash flows used in investing activities	(3,953)	(25,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to dissenters	—	(125,000)
Repurchase of common stock	—	(377,500)
Proceeds from notes payable issued	3,935,566	—
Proceeds from convertible notes payable issued	1,893,343	1,720,000
Payments of notes payable	(250,000)	—
Payments of convertible notes	(279,800)	(138,744)
Proceeds from exercise of warrants	102,885	4,217,078
Net cash flows from financing activities	5,401,994	5,295,834
Effect of exchange rate changes on cash	1,264	(1,574)

Net decrease in cash and cash equivalents	(73,551)	(1,998,068)
Cash and cash equivalents, beginning of period	556,318	3,638,600
Cash and cash equivalents, end of period	$482,767	$1,640,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$253,223	$322,445
Income taxes paid	$2,200	$2,500

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Conversion of notes payable to common stock	$18,000	$1,404,552
Conversion of accrued interest payable to common stock	$—	$93,827
Derecognition of amounts due to related party from settlement of litigation	$394,446	$—
Acquisition of marketable securities from settlement of litigation	$23,920	$—

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Correction of immaterial errors — During the first quarter of 2016, management became aware of prior period accounting errors related to stock option accounting that were made in the previously filed SEC Form 10-Q for the quarter ended September 30, 2014. Specifically, the prior period accounting errors involved shared-based payments instruments related to not appropriately accounting for stock option modifications and not re-measuring the fair value of stock options issued to non-employees from the issuance date until the services required under the arrangement had been completed. The adjustments to the consolidated statements of comprehensive loss for three months ended September 30, 2014 for the stock option accounting errors and the warrant derivative liabilities were ($91,272) and ($8,000), respectively, for an aggregate incremental charge of ($99,272). The adjustments to the consolidated statements of comprehensive loss for nine months ended September 30, 2014 for the stock option accounting errors and the warrant derivative liabilities were $750,343 and $364,000, respectively, for an aggregate amount of $1,114,343.

Further, during the preparation and filing of its financial statements for the three months ended March 31, 2015, the Company identified and disclosed an immaterial error relating to certain warrant derivative liability instruments for its financial statements as of and for the years ended December 31, 2013 and 2014 as well as the interim periods of September 30, 2013 and 2014. This prior period error involved not recording a warrant for the purchase of 300,000 shares of the common stock of the Company issued to a certain broker as compensation for services rendered in a private placement transaction during 2013. These purchase warrants were deemed to be a derivative liability instrument and had an initial fair value of $681,000 on the date of transaction of which $62,000 needed to be allocated to additional paid in capital and $619,000 charged as transaction costs. Accordingly, the Company did not account for the changes in the fair value of these warrants in periods subsequent to their issuance. This immaterial error was then corrected by adjusting the prior-period information in the financial statements as of and for the three months ended March 31, 2015.

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

A reconciliation of the effects of the adjustments to the previously reported consolidated balance sheet at September 30, 2014 follows:

	As Previously Reported	Adjustment	As Revised
	As of September 30, 2014
Liability classified warrants	9,594,000	953,000	10,547,000
Total liabilities	23,616,020	953,000	24,569,020
Additional paid in capital	47,772,911	688,003	48,460,914
Accumulated deficit	(67,643,816)	(1,641,003)	(69,284,819)
Total stockholder’s deficit	(19,958,319)	(953,000)	(20,911,319)

A reconciliation of the effect of the adjustments to the previously reported consolidated statement of comprehensive loss for the three and nine months ended September 30, 2014 follows:

	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	For Three Months Ended September 30, 2014			For Nine Months Ended September 30, 2014
General and administrative	2,759,098	(91,272)	2,667,826	9,012,391	750,343	9,762,734
Loss from operations	(3,316,312)	91,272	(3,225,040)	(10,935,497)	(750,343)	(11,685,840)
Change in fair value of liability classified warrants	84,000	8,000	92,000	(1,895,744)	(364,000)	(2,259,744)
Loss before income taxes	(3,726,437)	99,272	(3,627,165)	(17,842,454)	(1,114,343)	(18,956,797)

A reconciliation of the effect of the adjustments to the previously reported consolidated statements of cash flows for the three and nine months ended September 30, 2014 follows:

	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	For Three Months Ended September 30, 2014			For Nine Months Ended September 30, 2014
Net loss	(3,726,437)	99,272	(3,627,165)	(17,844,954)	(1,114,343)	(18,959,297)
Share-based compensation	1,443,794	(91,272)	1,352,522	4,421,423	750,343	5,171,766
Change in fair value of liability classified warrants	(84,000)	(8,000)	(92,000)	1,895,744	364,000	2,259,744

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2015. Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the nine months ended September 30, 2015 and comparative amounts from the prior fiscal periods:

Inventories — All of the raw material purchased during the nine months ended September 30, 2015 and for the year ended December 31, 2014 was from one vendor. The below table presents inventory by category:

Inventory by category	September 30, 2015	December 31, 2014
Raw materials and components	$—	$43,700
Work-in-process	160,994	27,665
Finished goods	133,588	179,048
	$294,582	$250,413

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the three months ended September 30, 2015 and 2014 were $11,720 and $52,990, respectively.  Advertising costs for the nine months ended September 30, 2015 and 2014 were $47,955 and $185,465, respectively.

Marketable securities — The Company’s marketable securities consist of two securities; (a) 48,550 shares of CellSeed, Inc. (“CellSeed”) stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share, and (b) 150,000 shares of Targeted Medical Pharma, Inc. (“Targeted Medical”) which were acquired at $0.16 per share as part of a settlement of the litigation the Company was engaged in with AFH Holding and Advisory, LLC (“AFH Advisory”) (see Note 9). CellSeed’s IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010. As of September 30, 2015 and December 31, 2014, the closing price per share for CellSeed was 579 Yen ($4.86) and 1,027 Yen ($8.52), respectively, and the closing price per share for Targeted Medical on the OTCQB was $0.02 as of September 30, 2015.

As of September 30, 2015, 9,300 shares of CellSeed stock and 150,000 shares of Targeted Medical are classified as current assets, as they are available for sale by the Company. The remaining 39,250 shares of CellSeed stock are pledged to secure a $500,000 convertible note issued to Mitsubishi UFJ Capital III Limited Partnership that is due in March 2016 and are classified as current assets, as marketable securities, pledged to creditor.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Prepaid insurance	$99,569	$86,061
Other prepaid expenses and current assets	74,022	43,493
	$173,591	$129,554

Fair value measurements — The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Period ended
Liability Classified Warrants—Stock Purchase Warrants	September 30, 2015	December 31, 2014
Balance, beginning of period	$3,206,000	$6,517,000
Fair value at issuance date	—	3,523,000
Settlement of liability associated with warrants exercised	—	(1,752,744)
Reclassification to warrant derivative liabilities	(2,545,000)	(7,068,000)
Reduction of the warrants exercised to intrinsic value included in the statement of comprehensive loss	—	(1,770,256)
Change in fair value included in the statement of comprehensive loss	(661,000)	3,757,000
Balance, end of period	$—	$3,206,000

	Period ended
Warrant Derivative Liabilities—Stock Purchase Warrants	September 30, 2015	December 31, 2014
Balance, beginning of period	$6,520,000	$—
Reclassification from liability classified warrants	2,545,000	7,068,000
Change in fair value included in the statement of comprehensive loss	(1,495,000)	(548,000)
Balance, end of period	$7,570,000	$6,520,000

The value of the liability classified warrants , the value of warrant derivative liability and the change in fair value of the liability classified warrants and warrant derivative liability were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. The values as of September 30, 2015, December 31, 2014, December 31, 2013 and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	September 30, 2015	December 31, 2014	December 31, 2013	Initial Value
Stock price	$4.50	$4.90	$3.60	$3.60
Risk-free interest rate	0.91%	1.38%	1.75%	1.72%
Expected volatility (peer group)	65.10%	71.50%	63.20%	72.40%
Expected life (in years)	2.95	3.70	4.70	5.00
Expected dividend yield	—	—	—	—
Number outstanding	3,320,501	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$—	$3,206,000	$6,517,000	$7,541,000
Warrant derivative liabilities	$7,570,000	$6,520,000	$—	$—

Debt and related party debt — The following table presents the effective interest rates on the original loan principal amount for loans originated in the respective periods that either had a beneficial conversion feature or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest Rate	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2014 convertible notes payable	6 mo. ~ 2 years	10%	$3,096,266	$3.05 ~ $3.60	$1,392,387	50,000	$3.50	$126,732	28% ~ 100%
2015 convertible notes payable	Due on demand ~ 2 years	10%	3,869,951	$3.50 ~ $4.50	1,380,153	110,417	$4.90	220,071	19% ~ 109%
Total			$6,966,217		$2,772,540	160,417		$346,803

Related party notes are disclosed as separate line items in the Company’s balance sheet presentation.

Net loss per share — As of September 30, 2015 and 2014, potentially dilutive securities exercisable or convertible into 11,311,625 and 13,993,997 shares of the Company’s common stock were outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this Update simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This Update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating this Update.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2015	December 31, 2014
Equipment	$164,198	$160,201
Leasehold improvements	30,670	30,579
Furniture and fixtures	74,714	74,683
Sub total	269,582	265,463
Less: accumulated depreciation	(208,327)	(193,072)
Total	$61,255	$72,391

During the three months ended September 30, 2015 and 2014, depreciation expense was $4,210 and $3,930, respectively.

During the nine months ended September 30, 2015 and 2014, depreciation expense was $15,182 and $11,999, respectively.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets, related to license fees and patent filing costs associated with NutreStore® L-glutamine powder for oral solution as a treatment for short bowel syndrome (“SBS”) and the Company’s exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell-Sheet (“CAOMECS”) under that certain Joint Research and Development Agreement dated as of April 8, 2011 (the “Research Agreement”) as well as that certain Individual Agreement dated as of April 8, 2011 (the “Individual Agreement”)with CellSeed (see Note 8) consisted of the following at:

	September 30, 2015	December 31, 2014
License fees and patent filing costs	$2,000,000	$2,000,000
Less: accumulated amortization	(1,267,857)	(1,107,143)
Total	$732,143	$892,857

During the three months ended September 30, 2015 and 2014, amortization expense was $53,571 for each period. During the nine months ended September 30, 2015 and 2014, amortization expense was $160,714 for each period. As of September 30, 2015 estimated aggregate amortization expense for the next five years is as follows:

Periods ending December 31,	Amount
2015	$53,572
2016	214,286
2017	214,286
2018	214,286
2019	35,713
Total	$732,143

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	September 30, 2015	December 31, 2014
Accounts payable
Clinical and regulatory expenses	$254,453	$266,537
Legal expenses	167,254	176,691
Other vendors	765,485	774,444
Subtotal	1,187,192	1,217,672
Accrued interest payable, related parties	181,654	110,200
Accrued interest payable	1,179,823	761,682
Accrued expenses	301,736	220,200
Deferred salary	306,667	291,666
Total accounts payable and accrued expenses	$3,157,072	$2,601,420

NOTE 6 — NOTES PAYABLE

Notes payable consisted of the following at September 30, 2015 and December 31, 2014:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding September 30, 2015	Discount Amount September 30, 2015	Carrying Amount September 30, 2015	Shares Underlying Notes September 30, 2015	Principal Outstanding December 31, 2014	Discount Amount December 31, 2014	Carrying Amount December 31, 2014	Shares Underlying Notes December 31, 2014
Notes payable
2013	10%	Due on demand	—	$840,000	$—	$840,000	—	$1,030,000	$—	$1,030,000	—
2014	11%	Due on demand ~ 2 years	—	1,446,950	—	1,446,950	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand ~ 2 years	—	2,390,400	—	2,390,400	—	—	—	—	—
				$4,677,350	$—	$4,677,350	—	$2,476,950	$—	$2,476,950	—

		Current		$4,677,350	$—	$4,677,350	—	$1,643,615	$—	$1,643,615	—
		Long-term		$—	$—	$—	—	$833,335	$—	$833,335	—

Notes payable - related party
2012	8% ~ 10%	Due on demand	—	$626,730	$—	$626,730	—	$656,730	$—	$656,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	—	240,308	—	240,308	—	252,165	—	252,165	—
2015	10% ~ 11%	Due on demand ~ 2 years	—	1,549,266	—	1,549,266	—	—	—	—	—
				$2,466,304	$—	$2,466,304	—	$958,895	$—	$958,895	—

		Current		$2,466,304	$—	$2,466,304	—	$825,562	$—	$825,562	—
		Long-term		$—	$—	$—	—	$133,333	$—	$133,333	—

Convertible notes payable
2010	6%	5 years	$3.05	$2,000	$—	$2,000	656	$74,000	$3,195	$70,805	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2013	10%	2 years	$3.60	525,257	—	525,257	181,875	2,463,299	18,750	2,444,549	834,667
2014	10%	Due on demand ~ 2 years	$3.05~$7.00	4,176,123	477,941	3,698,182	1,064,382	4,939,773	846,613	4,093,160	1,241,241
2015	10%	Due on demand ~ 2 years	$3.50~$7.00	4,769,951	712,476	4,057,475	1,280,362	—	—	—	—
				$9,973,331	$1,190,417	$8,782,914	2,691,084	$7,977,072	$868,558	$7,108,514	2,263,965

		Current		$3,919,313	$103,772	$3,815,541	1,014,855	$3,478,904	$21,945	$3,456,959	1,156,050
		Long-term		$6,054,018	$1,086,645	$4,967,373	1,676,229	$4,498,168	$846,613	$3,651,555	1,107,915

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$298,000	$—	$298,000	106,229	$373,000	$—	$373,000	121,461
2014	10%	2 years	$7.00	200,000	—	200,000	32,324	200,000	—	200,000	30,187
2015	10%	2 years	$4.50	100,000	—	100,000	22,234	—	—	—	—
				$598,000	$—	$598,000	160,787	$573,000	$—	$573,000	151,648

		Current		$498,000	$—	$498,000	138,553	$373,000	$—	$373,000	121,461
		Long-term		$100,000	$—	$100,000	22,234	$200,000	$—	$200,000	30,187

		Grand Total		$17,714,985	$1,190,417	$16,524,568	2,851,871	$11,985,917	$868,558	$11,117,359	2,415,613

The average stated interest rate of notes payable for the nine-month period ended September 30, 2015 and the annual period ended December 31, 2014 was 10%. The average effective interest rate of notes payable for the nine-month period ended September 30, 2015 and the annual period ended December 31, 2014 was 24% and 23%, respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company’s common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $3.60 per share. Certain notes with a $4.50 or a $7.00 stated conversion price in the second year of their two year term are subject to automatic conversion into shares of our common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	at September 30, 2015
2015	$7,999,560
2016	5,798,352
2017	3,917,073
Total	$17,714,985

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

	September 30, 2015	December 31, 2014
Stock price	$4.50	$4.90
Exercise price	$4.90	$3.50
Term	5 years	5 years
Risk-free interest rate	1.57%	1.66%
Expected dividend yield	—	—
Expected volatility	67.30%	70.10%

In situations where the debt included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on their respective pro-rata fair values.

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

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of September 30, 2015. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share. The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of September 30, 2015. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of $2,545,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

As of September 30, 2015, the fair value of these Private Placement warrants, replacement warrants, and Broker Warrants was $7,570,000 (see Note 2). For further details regarding registration rights associated with the Private Placement warrants, replacement warrants and Broker Warrants, see the Registration Rights section below in this footnote.

Stock warrants —During the nine months ended September 30, 2015, in connection with the issuance of a convertible notes, the Company issued five-year warrants to purchase an aggregate of 110,417 shares of common stock of the Company at an exercise price of $4.90 per share.

Warrant exercises and issuance— During the nine months ended September 30, 2015, the Company issued 113,181 shares of common stock upon the exercise of warrants at exercise prices ranging from $1.00 to $3.05 per share, including 40,763 warrants exercised on a cashless basis.

A summary of outstanding warrants as of September 30, 2015 and December 31, 2014 is presented below.

	Nine months ended September 30, 2015	Year ended December 31, 2014
Warrants outstanding, beginning of period	5,101,450	6,279,296
Granted	110,417	1,145,465
Exercised	(113,181)	(1,254,621)
Cancelled, forfeited or expired	(1,458,933)	(1,068,690)
Warrants outstanding, end of period	3,639,753	5,101,450

A summary of outstanding warrants by year issued and exercise price as of September 30, 2015 is presented below.

	Outstanding
		Weighted Average		Exercisable
Exercise Price	Number of Warrants Issued	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
Balance 2012
$3.05	108,835	0.12	$3.05	108,835	$3.05
2012 total	108,835			108,835

During 2013
$3.30	50,000	2.59	$3.30	50,000	$3.30
$3.50	2,225,036	2.95	$3.50	2,225,036	$3.50
2013 total	2,275,036			2,275,036

During 2014
$3.50	1,145,465	2.98	$3.50	1,145,465	$3.50
2014 total	1,145,465			1,145,465

During 2015
$4.90	110,417	4.43	$4.90	110,417	$4.90
Total	3,639,753			3,639,753

Stock options — During the nine months ended September 30, 2015, no options were granted by the Company’s Board of Directors. During the year ended December 31, 2014, the Company’s Board of Directors granted 840,000 options to its directors, employees, and consultants. During the nine months ended September 30, 2014, 340,000 options that were approved by the Company’s Board of Directors in April 2012 were deemed issued. The aggregate fair value of these tranches of options, including options granted or deemed issued in 2014 was approximately $3.0 million. As of September 30, 2015, there were 4,820,001 options outstanding under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan.

A summary of outstanding options as of September 30, 2015 is presented below.

			Current Plan
	Prior Plan		September 30, 2015		December 31, 2014
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	11,795	$3.05	5,669,000	$3.68	4,504,000	$3.58
Granted or deemed issued	—	—	—	—	1,180,000	$4.06
Exercised	—	—	(2,000)	$3.60	—	—
Cancelled, forfeited and expired	(11,795)	$3.05	(846,999)	$3.97	(15,000)	$3.60
Options outstanding, end of period	—		4,820,001	$3.63	5,669,000	$3.68
Options exercisable, end of period	—		4,172,890	$3.61	2,855,251	$3.55
Options available for future grant, end of period	—		4,179,999		3,331,000

The weighted average grant-date fair value of options granted or deemed issued during the nine months ended September 30, 2014 was $2.58. The weighted average grant-date fair value of common shares underlying stock options granted or deemed issued during the nine months ended September 30, 2014 was $4.06. No options were issued during the nine months ended September 30, 2015.

During the three months ended September 30, 2015 and 2014, the Company recognized $0.8 million and $1.4 million, respectively, of share-based compensation cost arising from stock options. During the nine months ended September 30, 2015 and 2014, the Company recognized $3.0 million and $5.2 million, respectively, of share-based compensation cost arising from stock options. As of September 30, 2015, there was $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2011 Stock Incentive Plan. That cost is expected to be recognized over the weighted average remaining period of 0.8 years.

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

If the shares of common stock underlying warrants to purchase 2,225,036 shares are not registered for resale at the time of exercise or if the shares of common stock underlying warrants to purchase 1,095,465 shares are not registered for resale at the time of exercise, and in each such case the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of September 30, 2015, based on a fair market value of a share of the Company’s common stock of $4.50 and 3,320,501 warrants issued and outstanding and eligible for cashless exercise, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 737,889 shares. If the fair market value of a share of the Company’s common stock were to increase by $1.00 from $4.50 to $5.50, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 1,207,455 shares as of September 30, 2015.

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

Operating leases — The Company leases its office space under operating leases with unrelated entities. The rent expense during the three months ended September 30, 2015 and 2014 amounted to $124,980 and $58,981, respectively.

The rent expense during the nine months ended September 30, 2015 and 2014 amounted to $368,294 and $163,605, respectively.

Future minimum lease payments under the agreements are as follows as of September 30, 2015:

Year	Amount
2015 (three months)	$75,842
2016	494,969
2017	470,073
2018	482,294
2019	123,875
$1,647,053

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

Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products. Under the Research Agreement, as supplemented by the addendum, the Company agreed to pay CellSeed $8.5 million within 30 days after the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed’s delivery of the accumulated information package, as defined in the Research Agreement, to the Company and the Company providing written confirmation of its acceptance of the complete Package, which has not yet been completed as of September 30, 2015.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to the Company’s loans from related persons outstanding as of September 30, 2015.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at September 30, 2015	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at September 30, 2015
Notes payable to related parties - current:
	Hope Hospice (1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$8,000	$—	—
	Hope Hospice (1)	8%	6/14/2012	Due on demand	200,000	200,000	—	8,000	—	—
	Hope Hospice (1)	8%	6/21/2012	Due on demand	100,000	100,000	—	4,000	—	—
	Yutaka Niihara (2)(4)	10%	12/5/2012	Due on demand	126,730	1,213,700	1,086,970	56,722	—	—
	Hope Hospice (1)	8%	2/11/2013	Due on demand	50,000	50,000	—	2,000	—	—
	Lan T. Tran (2)	11%	2/10/2014	2 years(3)	106,976	106,976	—	—	—	—
	Hideki & Eiko Uehara (5)	11%	2/15/2014	2 years	133,333	133,333	—	—	—	—
	Hope Hospice (1)	10%	1/7/2015	2 years(3)	100,000	100,000	—	—	—	—
	James Lee (5)	10%	1/26/2015	2 years(3)	50,000	50,000	—	—	—	—
	Hope Hospice (1)	10%	1/29/2015	2 years(3)	30,000	30,000	—	—	—	—
	Yutaka Niihara (2)(4)	10%	1/29/2015	Due on demand	—	20,000	20,000	773
	Lan T. Tran (2)	10%	2/9/2015	2 years(3)	10,000	10,000	—	—	—	—
	Charles Stark (2)	10%	2/10/2015	2 years(3)	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	2/20/2015	2 years(3)	10,000	10,000	—	—	—	—
	Cuc T. Tran (5)	11%	3/5/2015	1 year	13,160	13,160	—	—	—	—
	Yutaka Niihara (2)(4)	10%	4/7/2015	2 years (3)	500,000	500,000	—	—	—	—
	Yutaka Niihara (2)(4)	10%	5/21/2015	Due on demand	826,105	826,105	—	—	—	—
				Sub total	$2,466,304	$3,573,274	$1,106,970	$79,495	$—	—
Convertible notes payable to related parties - current:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on demand	$298,000	$388,800	$90,800	$—	$3.30	106,229
	Phillip M. Satow (4)	10%	6/6/2014	2 years	100,000	100,000	—	—	$7.00	16,172
	Richard S. Pechter (5)	10%	6/11/2014	2 years	100,000	100,000	—	—	$7.00	16,152
				Sub total	$498,000	$588,800	$90,800	$—	$—	138,553

Non-Current, convertible notes payable to related parties:
	Yutaka Niihara (2)(4)	10%	9/29/2015	2 years	$100,000	$100,000	$—	$—	$4.50	22,234
				Sub total	100,000	100,000	$—	$—	$—	22,234

				Total	$3,064,304	$4,262,074	$1,197,770	$79,495	$—	160,787

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

NOTE 10 — GEOGRAPHIC INFORMATION

For the nine months ended September 30, 2015 and 2014, the Company earned revenue from countries outside of the United States as outlined in the table below:

Country	Revenues for the nine months ended September 30, 2015	% of total revenue for the nine months ended September 30, 2015	Revenues for the nine months ended September 30, 2014	% of total revenue for the nine months ended September 30, 2014
Japan	$148,319	47%	$132,145	38%
South Korea	—	0%	45,312	13%
Taiwan	110,104	35%	129,310	37%

For the three months ended September 30, 2015 and 2014, the Company earned revenue from countries outside of the United States as outlined in the table below:

Country	Revenues for the three months ended September 30, 2015	% of total revenue for the three months ended September 30, 2015	Revenues for the three months ended September 30, 2014	% of total revenue for the three months ended September 30, 2014
Japan	$48,707	63%	$53,757	35%
South Korea	—	0%	—	0%
Taiwan	—	0%	101,580	65%

The Company did not have any significant currency translation or foreign transaction adjustments during the three and nine months ended September 30, 2015 and 2014.

NOTE 11 — SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Company issued the following:

Notes Issued after September 30, 2015	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible notes (1)	$749,009	10%	Due on Demand up to 2 years	$3.60
Convertible notes (2)	1,401,325	10%	2 years	$4.50
Convertible notes — related party (2)	220,000	10%	2 yeas	$4.50
Promissory note	250,000	11%	6 months	—
Promissory note (1)	833,335	11%	Due on Demand	—
Promissory notes — related party (1)	263,843	11%	Due on Demand	—
Promissory notes — related party	859,700	10%~11%	Due on Demand up to 2 years	—
Total	$4,577,212

(1)                          Refinancings of prior notes already outstanding.

(2)                          Includes mandatory conversion at the time of an initial public offering at a conversion price equal to 80% of the initial public offering price.

Subsequent to the quarter ended September 30, 2015, the Company issued the following:

Common Shares Issued for Cash after September 30, 2015	Principal Amounts	Number of Shares Issued
Common shares	$1,700,000	377,778
Common shares—related party	99,999	22,222
Total	$1,799,999	400,000

Secured Loans after September 30, 2015	Principal Amounts	Annual Interest Rate	Term of Loans
Secured loans	$1,295,000	10%	Earlier of closing of new debt financing or May 1, 2017
Total	$1,295,000

Regarding the lawsuit described above under “NOTE 9 — RELATED PARTY TRANSACTIONS, Section 225 Litigation,” on November 19, 2015, counsel to Dr. Niihara, Sarissa and the Company filed a joint stipulation to dismiss the action. In connection therewith, on November 19, 2015, the Company, Dr. Niihara and Sarissa entered into Amendment No. 1 (the “Amendment”) to the Designation Agreement. The Amendment terminates the Designation Agreement with respect to the Company, Dr. Niihara and Sarissa, and provides that those parties shall have no further rights or obligations to each other under the Designation Agreement. Furthermore, each of the Company, Sarissa and Dr. Niihara waived all rights each has ever had, has or may have under the Designation Agreement against each other, and released each other from any and all obligations each has ever had, has or may have to the other under the Designation Agreement. As a result of the Amendment, Sarissa no longer has the right to designate any members of the Company’s Board, nor does it have the right to approve any actions as were set forth in the Designation Agreement. On November 20, 2015, the Court entered the dismissal, at which time the Status Quo Order ceased to be in effect.

In connection with the Amendment, on November 19, 2015, Mr. Sriskandarajah tendered his resignation from the Board, effective immediately. The Company has agreed to indemnify Mr. Sriskandarajah for $43,476 in attorneys’ fees and expenses he incurred in defense of this action.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various products candidates going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation in which we are currently engaged or may become engaged in the future; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through registered or unregistered equity offerings, debt financings or corporate collaboration and licensing arrangements. As of September 30, 2015, our accumulated deficit was $80.3 million and we had cash and cash equivalents of $0.5 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately $2.0 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. We expect the NDA will be submitted in mid-2016.

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

Future research and development expenses will depend on any new product candidates or technologies that we may introduce into our research and development pipeline. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements. We currently estimate that we will need an additional $2.0 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. We expect the NDA will be submitted in the summer of 2016.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs, including share-based compensation, for personnel in executive, finance, business development, information technology, marketing and legal functions. Other general and administrative expenses include facility costs, patent filing costs and professional fees and expenses for legal, consulting, auditing and tax services. Inflation has not had a material impact on our general and administrative expenses over the past two years.

Environmental Expenses

The cost of compliance with environmental laws has not been material over the past two years and any such costs are included in general and administrative costs.

Inventories

Inventories consist of finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchased during the nine months ended September 30, 2015 and 2014 were from one vendor.

Results of Operations

Three months ended September 30, 2015 and 2014

Net Losses. Net losses decreased by $0.2 million, or 5%, to $3.4 million from $3.6 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in losses is primarily a result of increased other income and decreased operating expenses as discussed below. As of September 30, 2015, we had an accumulated deficit of approximately $80.4 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward potential regulatory approval and commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues decreased by $79,000, or 50%, to $77,000 from $156,000 for the three months ended September 30, 2015 and 2014. Combined revenues from our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS decreased during these periods.

Cost of Goods Sold. Cost of goods sold decreased by $53,000, or 59%, to $37,000 from $90,000 for the three months ended September 30, 2015 and 2014. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the three months ended September 30, 2015 and 2014 was from one vendor. Cost of sales decreased due to decreased sales associated with our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS during these periods.

Research and Development Expenses. Research and development expenses decreased by $42,000, or 8%, to $465,000 from $507,000 for the three months ended September 30, 2015 and 2014. This decrease was primarily due to a decrease in external costs related to compiling and analyzing data from our Phase 3 clinical trial and other end of study reports. Despite the decline in research and development costs quarter-over-quarter, we expect such costs to increase in the remainder of 2015 and early 2016 to support our submission of a NDA and to potentially increase depending upon future clinical trial activity.

Selling Expenses. Selling expenses decreased by $34,000, or 30%, to $81,000 from $115,000 for the three months ended September 30, 2015 and 2014 due primarily to a decrease in advertising. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure® as well as the marketing expense for our pharmaceutical grade L-glutamine treatment for SCD.

General and Administrative Expenses. General and administrative expenses decreased $0.5 million, or 19%, to $2.2 million from $2.7 million for the three months ended September 30, 2015 and 2014. General and administrative expenses include share-based compensation expenses, professional fees, office rent, and payroll expenses. This decrease was primarily due to a decrease of $0.5 million for share-based compensation due to expiration of the service period for certain options in prior periods partially offset by an increase of $0.1 million for insurance and office rent expenses.

Other Income and Expense. Total other expense decreased by $0.4 million, or 91%, to $0.8 million expense for the three months ended September 30, 2015, compared to $0.4 million expense for the three months ended September 30, 2014, primarily due to an increase in interest costs of $0.3 million as a result of increased debt and an increase of $0.1 million in foreign exchange loss.

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

Nine months ended September 30, 2015 and 2014

Net Losses. Net losses decreased by $10.6 million, or 56%, to $8.3 million from $18.9 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in losses is primarily a result of increased other income and decreased operating expenses as discussed below. As of September 30, 2015, we had an accumulated deficit of approximately $80.4 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward potential regulatory approval and commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues decreased by $30,000, or 8%, to $318,000 from $348,000 for the nine months ended September 30, 2015 and 2014 due to decline of sales volume of our AminoPure® L-glutamine nutritional supplement product during these periods.

Cost of Goods Sold. Cost of goods sold decreased by $48,000, or 24%, to $0.15 million from $0.2 million for the nine months ended September 30, 2015 and 2014. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the nine months ended September 30, 2015 and 2014 was from one vendor. Cost of sales associated with our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS slightly decreased during these periods due to a decline in international sales.

Research and Development Expenses. Research and development expenses decreased by $0.7 million, or 41%, to $1.0 million from $1.7 million for the nine months ended September 30, 2015 and 2014. This decrease was primarily due to a decrease in external costs related to compiling and analyzing data from our Phase 3 clinical trial and other end of study reports. Despite the decline in research and development costs, we expect such costs to increase in the remainder of 2015 and early 2016 to support our submission of a NDA and to potentially increase depending upon future clinical trial activity.

Selling Expenses. Selling expenses decreased by $38,000, or 10%, to $326,000 from $364,000 for the nine months ended September 30, 2015 and 2014. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure® as well as the marketing expense for our pharmaceutical grade L-glutamine treatment for SCD.  The slight decrease is primarily due to an $110,000 decrease in advertising costs, partially offset by a $70,000 increase in marketing expense for our pharmaceutical grade L-glutamine treatment for SCD.

General and Administrative Expenses. General and administrative expenses decreased $2.4 million, or 24%, to $7.4 million from $9.8 million for the nine months ended September 30, 2015 and 2014. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. This decrease was primarily due to a decrease of $2.2 million for share-based compensation due to expiration of the service period for certain options in prior periods and a decrease of $0.4 million for professional fees, partially offset by an increase of $0.2 million for insurance and office rent expenses.

Other Income and Expense. Total other income increased by $7.5 million to $0.2 million income for the nine months ended September 30, 2015, compared to $(7.3 million) expense for the nine months ended September 30, 2014, primarily due to the fact that the fair value of our liability classified warrants and warrant derivative liabilities declined by $2.9 million and $1.5 million, respectively, the absence of warrant exercise inducement expenses of $3.5 million and an increase of $0.4 million for gain on derecognition of amounts due to AFH Advisory, a related party, upon settlement of litigation in the nine months ended September 30, 2015. These gains created a period to period change of $8.3 million. This was partially offset by an increase in interest costs of $0.9 million as a result of increased debt.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $0.5 million as of September 30, 2015, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $8.3 million for the nine months ended September 30, 2015 and $18.9 million for the nine months ended September 30, 2014. We had an accumulated deficit at September 30, 2015 of $80.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of our pharmaceutical grade L-glutamine treatment of SCD, research costs for the corneal cell sheets using CAOMECS technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company and potentially additional expenses that may be associated with an initial public offering. We have previously relied on unregistered equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of September 30, 2015, we had outstanding notes payable in an aggregate principal amount of $17.7 million, consisting of $7.1 million of non-convertible promissory notes and $10.6 million of convertible notes. Of the $17.7 million aggregate principal amount of notes outstanding as of September 30, 2015, approximately $11.6 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our pharmaceutical grade L-glutamine treatment for SCD and the development in the United States of CAOMECS-based cell sheet technology.

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

In addition, we currently estimate that we will need an additional $2.0 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. Our cash burn rate for the first nine months ending September 30, 2015 was approximately $0.6 million per month.

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

For the nine months ended September 30, 2015 and during the year ended December 31, 2014, we borrowed $5.8 million and $2.1 million, respectively, pursuant to convertible notes and non-convertible promissory notes, of which $1.7 million and $0.5 million, respectively, have been issued to related parties. As of September 30, 2015 and December 31, 2014, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $17.7 million and $12.0 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 0% to 11% and are unsecured, except for a 2011 convertible note in the principal amount of $0.5 million. Interest on 0% loans was imputed at the incremental borrowing rate of 6.25% per annum. The net proceeds of the loans were used for working capital.

The table below lists our outstanding notes payable as of September 30, 2015 and December 31, 2014 and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding September 30, 2015	Discount Amount September 30, 2015	Carrying Amount September 30, 2015	Shares Underlying Notes September 30, 2015	Principal Outstanding December 31, 2014	Discount Amount December 31, 2014	Carrying Amount December 31, 2014	Shares Underlying Notes December 31, 2014
Notes payable
2013	10%	Due on demand	—	$840,000	$—	$840,000	—	$1,030,000	$—	$1,030,000	—
2014	11%	Due on demand ~ 2 years	—	1,446,950	—	1,446,950	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand ~ 2 years	—	2,390,400	—	2,390,400	—	—	—	—	—
				$4,677,350	$—	$4,677,350	—	$2,476,950	$—	$2,476,950	—

		Current		$4,677,350	$—	$4,677,350	—	$1,643,615	$—	$1,643,615	—
		Long-term		$—	$—	$—	—	$833,335	$—	$833,335	—

Notes payable - related party
2012	8% ~ 10%	Due on demand	—	$626,730	$—	$626,730	—	$656,730	$—	$656,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	—	240,308	—	240,308	—	252,165	—	252,165	—
2015	10% ~ 11%	Due on demand ~ 2 years	—	1,549,266	—	1,549,266	—	—	—	—	—
				$2,466,304	$—	$2,466,304	—	$958,895	$—	$958,895	—

		Current		$2,466,304	$—	$2,466,304	—	$825,562	$—	$825,562	—
		Long-term		$—	$—	$—	—	$133,333	$—	$133,333	—

Convertible notes payable
2010	6%	5 years	$3.05	$2,000	$—	$2,000	656	$74,000	$3,195	$70,805	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2013	10%	2 years	$3.60	525,257	—	525,257	181,875	2,463,299	18,750	2,444,549	834,667
2014	10%	Due on demand ~ 2 years	$3.05~$7.00	4,176,123	477,941	3,698,182	1,064,382	4,939,773	846,613	4,093,160	1,241,241
2015	10%	Due on demand ~ 2 years	$3.50~$7.00	4,769,951	712,476	4,057,475	1,280,362	—	—	—	—
				$9,973,331	$1,190,417	$8,782,914	2,691,084	$7,977,072	$868,558	$7,108,514	2,263,965

		Current		$3,919,313	$103,772	$3,815,541	1,014,855	$3,478,904	$21,945	$3,456,959	1,156,050
		Long-term		$6,054,018	$1,086,645	$4,967,373	1,676,229	$4,498,168	$846,613	$3,651,555	1,107,915

Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$298,000	$—	$298,000	106,229	$373,000	$—	$373,000	121,461
2014	10%	2 years	$7.00	200,000	—	200,000	32,324	200,000	—	200,000	30,187
2015	10%	2 years	$4.50	100,000	—	100,000	22,234	—	—	—	—
				$598,000	$—	$598,000	160,787	$573,000	$—	$573,000	151,648

		Current		$498,000	$—	$498,000	138,553	$373,000	$—	$373,000	121,461
		Long-term		$100,000	$—	$100,000	22,234	$200,000	$—	$200,000	30,187

		Grand Total		$17,714,985	$1,190,417	$16,524,568	2,851,871	$11,985,917	$868,558	$11,117,359	2,415,613

Subsequent to September 30, 2015, we entered into financing arrangements as set forth below. The total amount of these loans and proceeds from sale of common shares amounted to $7.7 million.

Notes Issued after September 30, 2015	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible notes (1)	$749,009	10%	Due on Demand up to 2 years	$3.60
Convertible notes (2)	1,401,325	10%	2 years	$4.50
Convertible notes — related party (2)	220,000	10%	2 yeas	$4.50
Promissory note	250,000	11%	6 months	—
Promissory note (1)	833,335	11%	Due on Demand	—
Promissory notes — related party (1)	263,843	11%	Due on Demand	—
Promissory notes — related party	859,700	10%~11%	Due on Demand up to 2 years	—
Total	$4,577,212

(1)                          Refinancings of prior notes already outstanding.

(2)                          Includes mandatory conversion at the time of an initial public offering at a conversion price equal to 80% of the initial public offering price.

Subsequent to the quarter ended September 30, 2015, we issued the following:

Common Shares Issued for Cash after September 30, 2015	Principal Amounts	Number of Shares Issued
Common shares	$1,700,000	377,778
Common shares—related party	99,999	22,222
Total	$1,799,999	400,000

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

Secured Loans after September 30, 2015	Principal Amounts	Annual Interest Rate	Term of Loans
Secured loans	$1,295,000	10%	Earlier of closing of new debt financing or May 1, 2017
Total	$1,295,000

Cash flows for the nine months ended September 30, 2015 and September 30, 2014

Net cash used in operating activities

Net cash flows used in operating activities decreased by $1.8 million, or 25%, to $5.5 million from $7.3 million for the nine months ended September 30, 2015 and 2014, respectively. This decrease was primarily due to a $10.6 million decrease in net loss, offset by an increase of working capital of $1.1 million plus a $9.9 million increase in the non-cash adjustments to net income. The increase in non-cash adjustments to net income was primarily attributable to the following: $4.4 million for the change in the fair value of liability classified warrants and warrant derivative liabilities, $3.5 million for the lack of any warrant exercise inducement expense in the current period, $2.2 million decrease of share-based compensation and a gain of $0.4 million for a gain on settlement of litigation, partially offset by the impact of a decrease of $0.6 million in interest expense accrued from discount of convertible notes.

Net cash used in investing activities

Net cash flows used in investing activities decreased by $22,000, or 85%, to $4,000 from $26,000 for the nine months ended September 30, 2015 and 2014, respectively. The decrease was due to fewer purchases of property and equipment. No other investing activities occurred in the nine months ended September 30, 2015 and 2014.

Net cash from financing activities

Net cash flows from financing activities increased by $0.1 million, or 2%, to $5.4 million from $5.3 million for the nine months ended September 30, 2015 and 2014, respectively, as a result of a $3.9 million increase in proceeds from issuance of promissory notes payable, a $0.2 million increase in proceeds from issuance of convertible notes payable, and absence of $0.4 million paid for the repurchase of common stock, offset by a $4.1 million decrease in proceeds from exercise of warrants and a $0.4 million increase in repayment of convertible and non-convertible notes.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 225 Litigation

As disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, on April 28, 2015, Dr. Yutaka Niihara, the Company’s President, Chief Executive Officer and Chairman of the Board, filed a complaint (the “Complaint”) in the Court of Chancery of the State of Delaware (the “Court”) under Section 225 of the Delaware General Corporation Law against Tracey C. Doi, Henry A. McKinnell, Jr., Akiko M. Miyashita, Phillip M. Satow and Mayuran Sriskandarajah, each of whom was a member of the Board as of April 24, 2015 (together with Dr. Niihara, the “Incumbent Directors”), Sarissa Capital Management L.P. (“Sarissa”) and T.R. Winston & Company, LLC (“TRW”), as defendants, and the Company as nominal defendant. The Complaint requested that the Court issue an order declaring, among other things, that:

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

In connection with the Amendment, on November 19, 2015, Mr. Sriskandarajah tendered his resignation from the Board, effective immediately. The Company has agreed to indemnify Mr. Sriskandarajah for $43,476 in attorneys’ fees and expenses he incurred in defense of this action.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2015, the Company issued a convertible note to a third party in the principal amount of $100,000, which bears interest at 10% per annum and mature on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $4.50 per share.

On July 18, 2015, the Company refinanced a convertible note payable to shareholders in the principal amount of $552,103, with a new convertible note in the principal amount of $662,524 which bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.50 per share.

On September 29, 2015, the Company issued a convertible note to Dr. Yutaka Niihara, an officer and a director of the Company, in the principal amount of $100,000, which bears interest at 10% per annum and matures on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $4.50 per share.

On July 2, 2015, a holder of warrants exercised its right to purchase 6,546 shares of common stock using a cashless exercise feature.   As a result of this cashless exercise, we issued 2,472 shares of our common stock to the holder of this warrant and withheld issuing 4,074 shares of our common stock in satisfaction of the exercise price under the warrant.

On July 10, 2015, a holder of warrants exercised its right to purchase 26,537 shares of common stock using a cashless exercise feature.   As a result of this cashless exercise, we issued 10,020 shares of our common stock to the holder of this warrant and withheld issuing 16,517 shares of our common stock in satisfaction of the exercise price under the warrant.

On July 22, 2015, a holder of options exercised its right to purchase 10,000 shares of common stock using a cashless exercise feature.  As a result of this cashless exercise, we issued 2,000 shares of our common stock to the holder of these options and withheld issuing 8,000 shares of our common stock in satisfaction of the exercise price under the option.

On August 10, 2015, a convertible note in the principal amount of $18,000 was converted into common stock at a conversion price of $3.05 per share.

All such securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder or, in the case of refinancings and cashless exercises of warrants and options, upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.  No underwriters or placement agents were used in connection with such sales of unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)                                 Exhibits

Exhibit Number	Description of Document

4.1	Form of Convertible Promissory Note issued by the registrant to IBC Solutions Ltd. and Dr. Yutaka Niihara.

4.2	Convertible Promissory Note dated July 18, 2015 issued by the registrant to The Takemoto Family.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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