Form 10-K
period 2015-12-31
EMMAUS LIFE SCIENCES, INC.
filed 2016-05-20
CIK 1420031

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
 None

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

        There were 28,563,478 shares outstanding of the registrant's common stock, par value $0.001 per share, as of May 10, 2016. The registrant's common stock is not traded or listed on any exchange.

EMMAUS LIFE SCIENCES, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

        The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments that are difficult to predict. We cannot guarantee future performance, or that future developments affecting our company will be those currently anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

  •
  the acceptance of our new drug application, or NDA, by the U.S. Food and Drug Administration, or FDA, based on our single Phase 3 clinical trial;

  •
  our ability to raise additional capital or enter into strategic relationships, or do both, in order to fund our operations and product development plans, including meeting our financial obligations under our existing agreements and any future licensing and related arrangements;

  •
  our ability to obtain and maintain FDA and other regulatory approvals to market our drug products under development, including our pharmaceutical grade L-glutamine treatment for sickle cell disease, or SCD;

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

  •
  following approval, if any, of each of our product candidates by the FDA and other government regulators outside the United States, our ability to comply with any applicable pharmacovigilance (drug safety) regulatory requirements, including without limitation, implementation and operation of any risk evaluation and mitigation strategies and successful completion of any post-approval safety studies, and the absence of any safety issues that would require withdrawal of such products from the market or any warning or other material limitation on their prescription for or use by patients or consumers;

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

 PART I

ITEM 1.    BUSINESS

        With respect to this discussion, the terms, "we," "us," "our" or the "Company" refer to Emmaus Life Sciences, Inc., and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation which we refer to as Emmaus Medical, and Emmaus Medical's wholly-owned subsidiaries, Newfield Nutrition Corporation, a Delaware corporation which we refer to as Newfield Nutrition, Emmaus Medical Japan, Inc., a Japanese corporation which we refer to as EM Japan, and Emmaus Medical Europe Ltd., a U.K. corporation which we refer to as EM Europe.

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

        We are in the process of preparing a new drug application, or NDA, for submission to the U.S. Food and Drug Administration, or FDA, with respect to this product candidate. If the FDA accepts our submission and approves this NDA, we may be authorized to market in the United States our pharmaceutical grade L-glutamine treatment for SCD patients who are at least five years old. L-glutamine for the treatment of SCD has received Fast Track designation from the FDA, as well as Orphan Drug designation from both the FDA and the European Commission, or EC.

        We plan to market our L-glutamine treatment in the United States, if approved, either by strategic partnership or by building our own targeted sales force of approximately 30 sales representatives or some combination thereof. We intend to utilize strategic partnerships to market our treatment in the rest of the world.

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

        Although non-prescription L-glutamine supplements are available, we are not aware of any reports in peer reviewed literature demonstrating their clinical safety and effectiveness for the treatment of SCD in controlled clinical trials, and they have not been approved by the FDA as a prescription drug for SCD. We believe that our pharmaceutical grade, consistent formulation of L-glutamine may be able to meet the rigorous safety and effectiveness requirements of regulatory agencies for approval, as a prescription drug, and if so, may be preferred by treating physicians and payors as compared to non-prescription L-glutamine supplements.

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

        To a lesser extent, we are also engaged in the marketing and sale of NutreStore L-glutamine powder for oral solution, which has received FDA approval, as a treatment for short bowel syndrome, or SBS, in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. Our indirect wholly owned subsidiary, Newfield Nutrition, sells L-glutamine as a nutritional supplement under the brand name AminoPure through retail stores in multiple states in the United States and via importers and distributors in Japan, Taiwan and South Korea. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore and AminoPure.

Sickle Cell Disease—Market Overview

        Sickle cell disease is a genetic blood disorder that affects 20-25 million people worldwide, and occurs with increasing frequency among those whose ancestors are from regions including sub-Saharan Africa, South America, the Caribbean, Central America, the Middle East, India and Mediterranean regions such as Turkey, Greece and Italy. The U.S. Centers for Disease Control and Prevention estimates that there are as many as 100,000 patients with SCD in the United States, and we estimate there are approximately 80,000 patients in the European Union. In regions such as Central Africa, 90% of patients with SCD die by age five and 99% of patients die by age 20. In all regions, SCD requires ongoing physician care and considerable medical intervention. The overall survival of patients in the United States with sickle cell anemia correlates with the severity of their disease state, especially the number of crises per year.

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

        Sickle cell crisis, a broad term covering a range of disorders, is one of the most devastating complications of SCD. Types of sickle cell crisis include:

  •
  Vaso-occlusive crisis, characterized by obstructed blood flow to organs such as the bones, liver, kidney, eye or central nervous system;

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

        A crisis is characterized by excruciating musculoskeletal pain, visceral pain and pain in other locations. These crises occur periodically throughout the life of a person with SCD. In adults, the acute pain typically persists for 5 to 10 days or longer, followed by a dull, aching pain generally ending only after several weeks and sometimes persisting between crises. According to the Steinberg Article, frequency of sickle cell crises varies within patients with SCD from rare occurrences to occurrences several times a month. Approximately 30% of patients have rare crises, 50% have occasional crises, and 20% have weekly or monthly crises. Crisis frequency tends to increase late in the second decade of life and to decrease after the fourth decade. The overall survival of patients in the United States with sickle cell anemia correlates with the severity of their disease state, especially the number of crises per year.

        According to Hematology in Clinical Practice by Robert S. Hillman et. al. (5th ed. 2011), patients with more than 3 sickle cell crises per year will experience fatal complications during the fourth and fifth decades of life whereas patients who experience between 1 and 3 crises per year have a median survival of nearly 50 years.

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

        In December 2013, we completed a Phase 3 prospective, randomized, double-blind, placebo controlled, parallel-group multicenter clinical trial to measure, over a 48-week time frame, as its primary outcome, the reduction in the number of occurrences of sickle cell crises experienced by patients in the trial. This Phase 3 clinical trial enrolled a total of 230 patients across 31 clinical trial sites in the United States. Study participants included adults and children as young as five years of age. All participants other than those who received placebo, including children, received up to 30 grams of pharmaceutical grade L-glutamine treatment daily, dissolved in liquid, split between morning and evening—the same dosage as our Phase 2 clinical trial completed in 2009. Patients were randomized to the study treatment using a 2:1 ratio of L-glutamine to placebo. The randomization was stratified by investigational site and hydroxyurea usage.

        The following charts summarize the results of this Phase 3 clinical trial.

Primary Endpoint—Reduction in the Frequency of Sickle Cell Crises

        Analysis of the primary endpoint of the number of sickle cell crises through 48 weeks demonstrated a 25% reduction in the median frequency of sickle cell crises (median 3 vs. 4). We have reviewed the results further and on February 25, 2016 submitted a letter to the FDA advising them of the intent to submit an NDA in the summer of 2016. With this letter, additional statistical information on our primary endpoint was provided. Included in this information was an evaluation of the efficacy of our primary endpoint using the CMH test with modified ridit scores. The following chart shows the results using the CMH test statistic with different ranking methods sent to the FDA on February 25, 2016:

Sensitivity Analysis of Number of Sickle Cell Crises and Impact of Ranking Method

	CMH Statistical Method Used in Test(a)
Analysis	Modified Ridit	Ridit	Table	Rank
Number of Sickle Cell Crises (p-value)	0.005	0.005	0.031	0.063

(a)
p-values are from the CMH test with rank methods specified and controlling for hydroxyurea use and region.

        In communications with the FDA in 2010 we indicated that the statistical method for calculation of the Phase 3 sample size estimate was done via the Wilcoxon rank-sum test and was intended to mimic as much as possible the CMH test to be used in the primary analysis.

        In the Phase 3 statistical analysis plan a rank-type scoring procedure is mentioned; however, the ranking method was not specified. The results presented to the FDA, at two meetings held in 2014, utilized the ranking method of scores=rank. This method resulted in a p-value of 0.063 which was above the pre-specified p-value of 0.045 for this analysis.

        As shown above, when the originally mentioned analytic method (CMH with modified ridit scores) that adjusts for varying strata size is utilized for the analysis of the primary endpoint, the results are highly statistically significant (p=0.005).

        Prior to this letter, we had provided the FDA with sensitivity analyses focused on the impact of stratification factors only using the ranking method of rank:

Sensitivity Analysis of Number of Sickle Cell Crises and Impact of Stratification Factors

	Statistical Controls Used in Test(a)
Analysis	Hydroxyurea use and Region	Hydroxyurea use only	Region only	None
Number of Sickle Cell Crises	0.063	0.008	0.014	0.005

(a)
All p-values are from the CMH test controlling for hydroxyhurea use and region, as noted.

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

        These results utilized the same CMH test, controlling for region and hydroxyurea use, using only the ranking method of rank:

Sensitivity Analysis of Number of Hospitalizations and Impact of Stratification Factors

	Statistical Controls Used in Test(a)
Analysis	Hydroxyurea use and Region	Hydroxyurea use only	Region only	None
Number of Hospitalizations	0.041	0.005	0.012	0.006

(a)
All p-values are from the CMH test controlling for hydroxyhurea use and region, as noted.

        Additional analyses were conducted to look at two key indicators which support the relevance of the efficacy findings. All such results demonstrated a benefit from our prescription grade L-glutamine treatment as compared to placebo:

  •
  the median number of days before the first sickle cell crisis was longer in the L-glutamine group (87 days) compared to the placebo group (54 days), a difference that was statistically significant (p=0.010); and

  •
  the median number of days in hospital was shorter in the L-glutamine group (6.5 days) compared to the placebo group (11 days) (p=0.022).

        In addition, the severity of a patient's sickle cell crises was observed in our trial. The analyses of such data from the trial showed a statistically significant lower level in the severity of crises (p=0.0167).

Further, the data from the trial showed a statistically significant reduction in the severity of reported ACS.

        Another indication of the reduction in the frequency and severity of crises is the incidence of acute chest syndrome, or ACS, which was also part of the sickle cell crisis definition. In the study, the incidence of ACS, was found to be significantly lower with the L-glutamine treatment compared to the placebo group (26.9% of placebo patients compared to 11.9% of patients in the L-glutamine group) (p=0.006).

        Our trial results include imputation of values for patients who dropped out of the trial before reaching 48 weeks. In order to evaluate results without the imputation of values we have performed further sensitivity analyses which also showed a statistically significant lower number of sickle cell crises.

Subgroup analyses

        Subgroup analyses revealed that the observed treatment effect was consistent across regions, prior hydroxyurea use, sex and age group.

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

        Serious adverse events, or SAEs, were reported for 78.1% of patients in the L-glutamine group and 87.2% of patients in the placebo group. The most common SAE was sickle cell crisis, which was reported in fewer patients treated with L-glutamine (67.5% L-glutamine, 80.8% placebo).

        In summary our trial data indicates that our pharmaceutical grade L-glutamine treatment achieved:

  •
  a 25% reduction in the median number of sickle cell crises;

  •
  a 33% reduction in the median number of sickle cell-related hospitalizations;

  •
  a 41% reduction in the median number of sickle cell-related cumulative hospital days;

  •
  a 58% lower reported incidence of sickle cell-related acute chest syndrome;

  •
  an increase in the median number of days before the first sickle cell crisis from 54 to 87 days; and

  •
  reported adverse events are similar between those treated with L-glutamine and placebo.

Regulatory Status of L-glutamine for SCD

        On June 11, 2014, we met with the FDA to discuss the preliminary data from our Phase 3 clinical trial and our plans to submit to the FDA a NDA, based on our single Phase 3 clinical trial. In minutes of the meeting that the FDA has provided to us, based on its review of preliminary data from our Phase 3 clinical trial, the FDA expressed concern that the primary endpoint of painful sickle cell crisis (p=0.063) did not reach the pre-specified p-value significance level of 0.045.

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

        Based on preliminary data, the FDA initially recommended a second Phase 3 study be conducted to support the indication for SCD and suggested enrolling patients with a higher baseline level of sickle cell crises to help demonstrate a larger difference in the mean results.

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

        In September 2014 we submitted to the FDA the Clinical Study Report for our Phase 3 clinical trial, supplemental analyses and a new meeting request. Consequently, we met again with the FDA on October 15, 2014. In the minutes of the October 15 meeting, the FDA noted that it continued to be concerned that the primary endpoint did not meet the pre-specified p-value and observed that our efficacy finding would be more persuasive if supported by an additional, confirmatory study. At that time we communicated to the FDA that over-stratification in our statistical analysis plan led to the pre-specified p-value not being met. We also provided sensitivity analyses and results to address the over stratification which demonstrated a statistically significant p-value for the primary endpoint.

        At the October 15 meeting, in response to a question raised by the FDA at the June 11 meeting, we provided evidence of the clinical meaningfulness of a reduction in the median number of painful sickle cell crises by one (from four to three). In the October 15 minutes, the FDA expressed the view that the reduction of one sickle cell crises may not be clinically significant and advised us to provide all information and data to support this clinical meaningfulness and the FDA stated they will evaluate the overall clinical benefit and risk of L-glutamine based on results from our Phase 3 trial and all available safety data.

        In the October 15 minutes, the FDA reiterated certain concerns outlined in the June 11 minutes. Other questions that we posed for discussion at the October 15 meeting related to the safety of L-glutamine use, the benefit-risk margin for L-glutamine use, the sufficiency of our Phase 2 and 3 trials to support a NDA submission and whether a confirmatory study could be conducted as a post-marketing commitment. The FDA noted that its decisions regarding these questions would be made after the submission of a NDA.

        In addition to planning a confirmatory study, we plan to submit a NDA for our L-glutamine treatment for SCD during 2016 containing all efficacy and safety data through our completed Phase 3 trial and additional analyses and information in accord with the feedback the FDA provided in the context of the June 11 and October 15 meetings. We presently intend to request that our planned confirmatory study be accepted by the FDA as a study to be completed after approval of the NDA.

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

        In a guidance document titled "Providing Clinical Evidence of Effectiveness for Human Drug and Biological Products" (May 1998), the FDA stated that reliance on a single clinical trial is generally limited to situations in which a trial has demonstrated a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potential serious outcome, and where confirmation of the result in a second trial would be impractical or unethical. The factors the FDA considers for accepting a single clinical trial include, but are not limited to, having large multi-centered studies, consistent data across subgroups, multiple endpoints, and statistically very persuasive findings.

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

CellSeed Collaboration

        In April 2011, we entered into a Research Agreement dated as of April 8, 2011 (the "Research Agreement") and an Individual Agreement dated as of April 8, 2011 (the "Individual Agreement") with the Japanese company CellSeed, Inc., or CellSeed, and, in August 2011, we entered into an addendum to the Research Agreement. Pursuant to the Individual Agreement, CellSeed granted us the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell Sheet, or CAOMECS, for the treatment of corneal impairments in the United States, which we would be able to exercise only after receiving FDA marketing approval for the product, and agreed to disclose to us its accumulated information package for the joint development of CAOMECS. Under the Individual Agreement, we agreed to pay CellSeed $1.5 million, which we paid in February 2012. The technology acquired under the Individual Agreement was used to support an ongoing research and development project and we believe the technology has alternative future uses in other future development initiatives. Pursuant to the Research Agreement, we and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products, and the future commercialization of such products.

        On December 29, 2015, we and CellSeed terminated the Research Agreement and the Individual Agreement. As a result of these terminations, we no longer have an obligation to pay CellSeed any further amounts under these agreements, including the $8.5 million that would have been due within 30 days after CellSeed's delivery of an accumulated information package and our acceptance thereof, and we may not have an active license with respect to CellSeed's CAOMECS technology. We are currently negotiating the terms of new license agreements with CellSeed which have not been finalized as of this time. There can be no assurance that we will be able to negotiate new agreements and licenses with CellSeed, and if we are unable to do so, we may discontinue our efforts to research and commercialize CAOMECS for the treatment of corneal diseases.

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

        Our lead CAOMECS program is for treatment of corneal diseases. CAOMECS products are in preclinical development and have not been approved for marketing in the United States or any jurisdiction. The development of therapeutic products based on this cell sheet technology is in its early stages. We are not aware that cell sheets of the type that CellSeed and we are developing for treating corneal and other diseases are currently being used or sold by any third parties. The potential market for the corneal cell sheet products that CellSeed and we are developing includes patients with damaged corneas, which we believe represents a small percentage of the approximately 40,000 corneal transplants in the United States performed each year. The principal steps to development of a corneal cell sheet product include engaging a manufacturer compliant with applicable current good manufacturing practice, or cGMP, regulations and sufficient manufacturing capacity, conducting preclinical studies and human clinical trials, obtaining FDA approval of the product, training physicians who will use the product and perform procedures with the product and marketing the product.

        Since 2011, an Emmaus-led team at LA BioMed has been conducting preclinical studies on corneal cell sheet technology. Subject to filing an investigational new drug application, or IND, that the FDA allows to become effective, we are preparing to begin our first clinical studies with human participants. We currently intend, if our clinical studies are successful, to file with the FDA a Biological License Application, or BLA, for this product. Based on the current status of our research and development efforts relating to this technology, we anticipate it will be six to seven years or longer before we would be able to submit and obtain FDA approval of a BLA that would allow us to begin to commercialize this product in the United States. If the product is approved for marketing, we plan to build a cGMP level facility as part of our U.S. commercialization plan for this technology.

        We estimate that the cost to develop products based on corneal cell sheet technology in the United States will be approximately $3.0 million, in addition to any payments that may be due to licensors. This estimate includes the anticipated cost of obtaining FDA approval for the corneal cell sheets and assumes that we will need the FDA to approve a BLA for the corneal cell sheets, rather than a NDA. We estimate that we will need another $2.4 million to commercialize any approved products based on corneal cell sheet technology.

Research and Development

        The Company spent $1.6 million and $2.0 million respectively in 2015 and 2014 on research and development. None of these costs are borne or sponsored by our customers.

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

        Ajinomoto has provided pharmaceutical grade L-glutamine to us free of charge for our clinical work, including our completed Phase 2 and Phase 3 clinical trials. Pursuant to a letter of intent between Emmaus Medical and Ajinomoto, we agreed to purchase or cause relevant third party purchasers to purchase from Ajinomoto all of the L-glutamine that we will need for our commercial products. Pursuant to the letter of intent, we will be permitted to source pharmaceutical grade L-glutamine from third party suppliers for up to 10% of our requirement for L-glutamine on a back-up basis. If, however, a competitor of Ajinomoto offers us more favorable price of L-glutamine of like grade with similar terms and conditions, we may respond to such offer in writing and request Ajinomoto to reconsider then-current price. We also currently source pharmaceutical grade L-glutamine from Kyowa for our NutreStore product.

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

        Our commercial products must be packaged by a facility that meets FDA requirements for cGMP. Packaging Coordinators, Inc., or PCI, of Rockville, Illinois, has handled the packaging for our Phase 2 and Phase 3 clinical trials of our pharmaceutical grade L-glutamine treatment for SCD, and we intend to use the same company for commercial packaging of the product, if approved. PCI packaged L-glutamine for the clinical trials that resulted in the FDA's marketing approval for L-glutamine for SBS using the same dosage and packaging protocol as we expect to use for the treatment of SCD. Previous compliance with cGMP requirements for the packaging of pharmaceutical products, however, does not guarantee the ability to maintain cGMP compliance for the packaging of pharmaceutical products in the future.

Facilities

        We lease office space under operating leases from unrelated entities. The rent expense during the years ended December 31, 2015 and 2014 amounted to $492,919 and $277,866, respectively.

        We lease approximately 13,329 square feet of office space for our headquarters in Torrance, California, at a base rental of $32,509 per month. The lease relating to this space expires on March 31, 2019. We lease an additional office suite in Torrance, California at a base rent of $1,960 per month for 1,400 square feet. The lease relating to this space expires on February 19, 2017.

        In addition, EM Japan leases 1,322 total square feet of office space in Tokyo, Japan and 1,313 square feet of office space in Osaka, Japan. The leases relating to these spaces will expire on September 30, 2016 and February 19, 2018, respectively. We believe our existing facilities are adequate for our operations at this time and we expect to be able to renew the office lease for our headquarters on commercially reasonable terms. In the event we determine that we require additional space to accommodate expansion of our operations, we believe suitable facilities will be available in the future on commercially reasonable terms as needed.

Employees

        As of December 31, 2015, we had 22 employees, 15 of whom are full time, and we retained two consultants. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Competition

        The biopharmaceutical industry is highly competitive and subject to rapid and significant technological change. While we believe that our development experience and scientific knowledge provide us with competitive advantages, we face potential competition from both large and small pharmaceutical and biotechnology companies, academic institutions, governmental agencies (such as the National Institutes of Health) and public and private research institutions. In comparison to us, many of the entities against whom we are competing, or against whom we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

        There is a high level of interest in SCD and we understand several academic centers and pharmaceutical companies are researching new treatments and therapies for SCD. There are studies underway testing different compounds that target various aspects of SCD pathophysiology. We are aware of three studies targeting the reduction or duration of vaso occlusive crisis events in patients with SCD which are currently in Phase 3 clinical trials sponsored by Eli Lilly, Mast Therapeutics, Inc. and Pfizer.

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

        L-glutamine is marketed and sold without a prescription as a nutritional supplement. Although our L-glutamine treatment for SCD requires pharmaceutical grade L-glutamine, which we believe offers a more consistent quality and purity profile than non-pharmaceutical grade L-glutamine sold as a nutritional supplement, our L-glutamine product candidate for the treatment for SCD may compete with non-pharmaceutical grade alternative sources of L-glutamine. If our L-glutamine treatment for SCD is approved, we expect that it will be priced at a significant premium over non-prescription L-glutamine products. Furthermore, we face similar competition in respect of our own L-glutamine product marketed as a nutritional supplement.

Oral Mucosa Epithelial Cell Sheet

        The development of regenerative medicine products using CAOMECS technology is in the early stages. Although there are many academic centers and biotechnology companies working on regenerative medicine in various fields, we are not aware of any treatments using cell sheet technology that have been approved by the FDA. We are, however, aware of academic centers and biotechnology companies that are researching stem cells in various forms, including in cell sheets, with potential applications for the treatment of limbal stem cell deficiency, or LSCD, a disease of the cornea.

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

        Orphan Drug Designation.    The FDA has authority under the U.S. Orphan Drug Act to grant Orphan Drug designation to a drug or biological product intended to treat a rare disease or condition. This law defines a rare disease or condition generally as one that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of the development and distribution of the orphan product in the United States will be recovered from sales of the product. Being granted Orphan Drug designation provides tax benefits to mitigate expenses of developing the orphan product. More importantly, Orphan Drug designation provides seven years of market exclusivity if the product receives the first FDA approval for the disease or condition for which it was granted such designation and the indication for which approval is granted matches the indication for which Orphan Drug designation was granted. During the seven year exclusivity period, Orphan Drug exclusivity precludes FDA approval of a marketing application for the same product for the same indication. Orphan Drug exclusivity is limited and will not preclude the FDA from approving the same product for the same indication if the same product is shown to be clinically superior to the product previously granted exclusivity. For example, if the same product for the same indication is shown to have significantly fewer side effects, the FDA may approve the second product despite the Orphan Drug exclusivity granted to the first product. In addition, a product that is the same as the orphan product may receive approval for a different indication (whether orphan or not) during the exclusivity period of the orphan product. Also, Orphan Drug market exclusivity will not bar a different product intended to treat the same orphan disease or condition from obtaining its own Orphan Drug designation and Orphan Drug exclusivity. Orphan Drug status in the European Union has similar, but not identical, benefits, which includes a 10-year Orphan Drug exclusivity period.

        Fast Track Designation/Priority Review.    The FDA has authority under the U.S. Food, Drug, and Cosmetic Act, or the FD&C Act, to designate for "Fast Track" review new drugs and biologics that are intended to treat a serious or life-threatening condition and demonstrate the potential to meet an unmet medical need for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. A product candidate that receives Fast Track designation is eligible for some or all of the following: more frequent meetings with the FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support marketing approval; more frequent written correspondence from the FDA about the development of the product candidate; the ability, if agreed to by the FDA, to submit a NDA on a rolling basis; and, if certain criteria are met, eligibility for an FDA priority review designation, or Priority Review. These criteria for Priority Review include whether, if approved, the resulting product would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions caused by a disease when compared to standard treatment, diagnosis, or prevention of those conditions. Under Priority Review of a NDA, assuming that there are no requests from the FDA for additional information, the FDA's goal is to take action on the NDA within six months (compared to 10 months under standard review) after it is accepted for review, with the review clock starting at the time of submission. Requests for Priority Review of a NDA for the applicable product candidate must be submitted to the FDA when the NDA is submitted.

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

        The steps required by the FDA before a new product, such as a drug, biologic or cell-based therapy, may be marketed in the United States include:

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

        In addition to obtaining FDA approval for each product candidate before we can market it as a product, the manufacturing establishment from which we obtain it must be registered and is subject to periodic FDA post-approval inspections to ensure continued compliance with cGMP requirements. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories, procedures or processes do not comply with applicable FDA regulations and the conditions of the product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations, recalls, the withdrawal of approval and debarment. Manufacturers must expend substantial time, money and effort in the area of production, quality assurance and quality control to ensure compliance with these standards.

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

        The process of completing clinical testing and obtaining FDA approval for a new therapeutic product, such as a drug, biologic or cell-based product, is likely to take a number of years and require the expenditure of substantial resources. If a NDA or BLA is submitted, there can be no assurance that the FDA will file, review, and approve it. Even after initial FDA approval has been obtained, post-market studies could be required to provide additional data on safety or effectiveness. Additional pivotal studies would be required to support adding other indications to the labeling. Also, the FDA will require post-market reporting and could require specific surveillance or risk mitigation programs to monitor for known and unknown side effects of the product. Results of post-marketing programs could limit or expand the continued marketing of the product. Further, if there are any modifications to the product, including changes in indication, manufacturing process, labeling, or the location of the manufacturing facility, a NDA or BLA supplement would generally be required to be submitted to the FDA prior to or corresponding with that change, or for minor changes in the periodic safety update report that must be submitted annually to the FDA.

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

        In most cases, if the FDA has not approved a product candidate for sale in the United States, the unapproved product may be exported to any country in the world for clinical trial or sale if it meets U.S. export requirements and has marketing authorization in any listed country without submitting an export request to the FDA or receiving FDA approval to export the product, as long as the product meets the regulatory requirements of the country to which the product is being exported. Listed countries include each member nation in the European Union or the European Economic Area, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa. If an unapproved product is not approved in one of the listed countries, the unapproved product may be exported directly to an unlisted country if the product meets the requirements of the regulatory authority of that country, and the FDA determines that the foreign country has statutory or regulatory requirements similar or equivalent to the United States.

        In addition to the regulatory framework for product approvals, we and our collaborative partners must comply with federal, state and local laws and regulations regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and other local, state, federal and foreign regulation. All facilities and manufacturing processes used by third parties to produce our product candidates for clinical use in the United States and our products for commercialization must be in compliance with cGMP requirements and are subject to periodic regulatory inspections. The failure of third party manufacturers to comply with applicable regulations could extend, delay or cause the termination of clinical trials conducted for our product candidates or the withdrawal of our products from the market. The impact of government regulation upon us cannot be predicted and could be material and adverse. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

        With respect to our L-glutamine product candidate for the treatment of SCD, we have completed preclinical studies, submitted an IND to the FDA which has become effective and conducted Phase 1, Phase 2 and Phase 3 clinical trials. We expect to proceed with submitting a NDA to the FDA in 2016. If the FDA accepts the NDA for filing based on our single Phase 3 clinical trial, the review officially begins from the date the FDA received the original submission. The FDA can refuse to file an application for review if it is incomplete in the view of the FDA. Because our product has obtained Orphan Drug designation and Fast Track designation, we anticipate that the FDA will prioritize the review of our pharmaceutical grade L-glutamine treatment for SCD with the intent of rendering a decision within six months of the date that the NDA is treated as submitted to the FDA.

        After reviewing the NDA, the FDA will make a determination as to whether data and other information demonstrate the safety and provide substantial evidence of effectiveness of the product candidate for its intended use(s), which includes an analysis of whether its benefits outweigh its risks; whether its proposed labeling is adequate and complete; and whether the methods used in, and the facilities or controls used for, its manufacture, processing, packing and storage conform to and are operated or administered in conformity with cGMP regulations. Upon completion of the NDA review, the FDA will either approve or not approve the application, or issue a Complete Response Letter (a letter from the FDA indicating that it cannot approve the application in its present form and informing the applicant of changes that should be made before the application could be approved). If the FDA approves the NDA, we will be able to commercialize the product. If the FDA does not approve our NDA, we will not be able to commercialize our SCD product candidate, which may have a material adverse impact on our business and financial condition.

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

Licenses and Promotional Rights Agreements

        On March 1, 2001, Emmaus Medical became the exclusive worldwide licensee under U.S. Patent No. 5,693,671, entitled "L-glutamine Therapy for SCD and Thalassemia" issued on December 2, 1997 to Niihara et al., which we refer to as the SCD Patent, to develop a treatment approach for SCD and thalassemia using L-glutamine pursuant to a license agreement. Our Chief Executive Officer is one of the licensors of the SCD Patent. The license agreement is effective until the expiration of the SCD Patent in May 2016. Pursuant to the license agreement, we acquired the exclusive right to test, gain governmental approval of, make, have made, use, distribute and sell products designed for use in carrying out methods covered under the SCD Patent, which we refer to as the Licensed Methods, and/or incorporating technical information provided by the licensor or by any of certain doctors affiliated with the licensor, which we refer to as the Licensed Products. Pursuant to an addendum to the license agreement, we agreed to pay royalties to the licensor during the term of the agreement equal to 4.5% of net sales of Licensed Products in the United States until lifetime royalty payments made to the licensor total $100,000, at which time the royalty rate will decrease to 2.5% of net sales of the Licensed Products. No royalties will be paid to the licensor for Licensed Products sold or distributed, or Licensed Methods practiced, on a non-profit basis. Royalty payments are due within 45 days after the end of each fiscal quarter, with the last payment due 45 days after the termination of the agreement. Any payments not made when due accrue interest on and after the due date at a rate equal to the prime interest rate quoted by the Bank of America on the date the payment is due, with interest being compounded on the last day of each calendar quarter.

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

        The license agreement will terminate upon the expiration of the patent in 2016, or earlier upon a court's determination that the patent is invalid or unenforceable. If we fail to pay royalties when due and payable, the licensor may terminate the agreement upon 90 days' written notice, unless we pay all outstanding royalties and interest due, during such 90-day period. The licensor may also terminate the agreement upon our material breach of the agreement upon providing us with 90 days' written notice. The agreement will automatically terminate at the end of such 90-day period unless we cure the breach or default during such period. Since the SCD Patent will expire in May 2016 and the Licensed Products have yet to be commercialized, we do not anticipate that any amounts will be payable pursuant to this license agreement.

        In October 2007, under a sublicense granted by CATO Research Ltd., or CATO, Emmaus Medical became the exclusive sublicensee of US Patent No. 5,288,703, which we refer to as the SBS Patent, for the U.S. market, including the rights to distribute the L-glutamine treatment for SBS under the trademark NutreStore in the United States, which we refer to as the SBS License. CATO granted Emmaus Medical the SBS License under a sublicense that CATO held from Ares Trading S.A. We commercially launched NutreStore in June 2008. In February 2011, we entered into an assignment and transfer agreement with CATO. Under this agreement, CATO assigned and transferred to us ownership of the NutreStore NDA, Drug Master Files, or DMFs, No. 16633 and 16639, NutreStore-related trademarks, and the know-how represented by the NutreStore NDA and DMFs. The two DMFs contain the proprietary information relating to the manufacturing and packaging specifications of the NutreStore product. In consideration of this assignment and transfer, we agreed to pay to CATO royalties following the expiration of the SBS License on October 7, 2011, when the SBS Patent expired, in the following amounts: 10% of adjusted gross sales of NutreStore from 2012 through 2016; and 1% of gross sales of L-glutamine as a treatment for SCD and thalassemia for a period of five years from the date of first commercial sale of the treatment. We do not anticipate that the expiration of the SBS License will have a significant impact on us and we intend to sell NutreStore in accordance with the terms of the assignment and transfer agreement. We currently do not believe there should be significant competition in the marketplace for a generic version of NutreStore given the small population of SBS patients (<10,000 adults).

        In April 2011, we entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, entered into an addendum to the Research Agreement. Pursuant to the Individual Agreement, CellSeed granted us the exclusive right to manufacture, sell, market and distribute CAOMECS for the cornea in the United States and agreed to disclose to us its accumulated information package for the joint development of CAOMECS. In 2012, we paid CellSeed $1.5 million under the Individual Agreement. Under the Research Agreement, as supplemented by the addendum, we agreed to pay CellSeed $8.5 million within 30 days of the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed's delivery of the accumulated information package, as defined in the Research Agreement, to us and our providing written confirmation of its acceptance of the complete package, which has not yet been completed. On December 29, 2015, we and CellSeed terminated the Research Agreement and the Individual Agreement. Accordingly, we presently have no license with CellSeed for the development of CAOMECS technology. We are currently negotiating the terms of a new license agreement with CellSeed which has not been finalized as of this time. There can be no assurance that we will be able to negotiate new agreements and licenses with CellSeed, and if we are unable to do so, we may discontinue our efforts to research and commercialize CAOMECS for the treatment of corneal diseases.

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

        As of December 31, 2015, we had an accumulated deficit of $84.8 million since our inception in December 2000. Our net losses were $12.7 million and $21.8 million for the years ended December 31, 2015 and 2014, respectively. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We have had limited revenue and have sustained significant operating losses since inception, and we are likely to sustain operating losses in the foreseeable future. Since inception, we have funded our operations through the private placement of equity securities and convertible notes and loans. We expect that we will continue to fund our operations primarily through the issuance of public or private equity or debt securities, or other sources, such as strategic partnerships. Such financings or other sources may not be available in amounts or on terms acceptable to us, if at all. Our failure to raise capital as and when needed would inhibit our ability to continue operations and implement our business strategy.

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

Restrictions under our secured loan agreement may prevent us from taking actions that we believe would be in the best interest of our business, and defaults under the secured loan agreement may result in the lender talking possession and disposing of any collateral.

        In April 2016, we entered into a secured loan agreement pursuant to which we borrowed $1,295,000 at a fixed interest rate of 10% per annum. This loan will mature on the earlier of the closing of a new debt financing (subject to certain exceptions, including refinancings of our outstanding convertible notes) or May 1, 2017. This loan is secured by all of our personal property. The loan agreement contains certain negative covenants that may hinder our ability to raise additional capital or might otherwise affect our liquidity, including restrictions on our ability to:

  •
  acquire material assets outside of the ordinary course of business;

  •
  sell, lease, license transfer or dispose of our personal property outside of the ordinary course of business;

  •
  pay or declare dividends;

  •
  make investments in or loans to other persons;

  •
  redeem or repurchase our stock;

  •
  make deposits or investments unless they are subject to a deposit control account;

  •
  incur additional indebtedness other than permitted debt;

  •
  make payments on subordinated obligations;

  •
  undergo a merger, change in control or sale of a substantial portion of our assets; or

  •
  use loan proceeds to make payments to our affiliates.

        These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. If we suffer an event of default under the loan agreement, payment of the indebtedness could be accelerated, and we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. If we default on our obligations under the loan agreement, among other remedies, the lender could take possession and dispose of any collateral under the loan agreement and related documents, which would have a material adverse effect on our business, financial condition, liquidity and operations. Even if we are able to obtain new financing upon a default under the loan agreement, it may not be on commercially reasonable terms or on terms that are acceptable to us. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

        We have incurred recurring operating losses. In addition, we have a significant amount of notes payable and other obligations due within the next year and are projecting that our operating losses and expected capital needs will exceed our existing cash balances and cash expected to be generated from operations for the foreseeable future, including the expected costs relating to seeking FDA approval for, and the commercialization of, our pharmaceutical grade L-glutamine treatment for SCD. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. The continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have adopted an equity incentive plan under which we may grant securities to compensate employees and other services providers, which could result in increased share-based compensation expenses and, therefore, reduced net income.

        Under current accounting rules, we are required to recognize share-based compensation as compensation expense in our statement of comprehensive loss, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We made grants of equity awards in 2014, and accordingly our results of operations for the years ended December 31, 2014 and 2015 contain share-based compensation charges. Additional expenses associated with share-based compensation may reduce the attractiveness of issuing stock options under our existing equity incentive plan or any equity incentive plan that we may adopt in the future. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute existing stockholders' ownership interests in our company. In July 2014, our board of directors amended our equity incentive plan to increase the number of shares of our common stock that may be subject to awards granted under the plan from 6 million shares to 9 million shares.

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

        Our current efforts are, and a substantial portion of our efforts for the foreseeable future will be, focused primarily on our lead product candidate, our pharmaceutical grade L-glutamine treatment for SCD, for which we have recently completed a single Phase 3 clinical trial. All of our other product candidates are still in preclinical development. Regulatory approval is required to market our pharmaceutical grade L-glutamine treatment for SCD, or other product candidates we may develop. There are many reasons that we may fail in our efforts to commercialize our pharmaceutical grade L-glutamine treatment for SCD or that such efforts will be delayed, including:

  •
  the chance that the FDA will conclude that our clinical trial does not demonstrate substantial evidence that our pharmaceutical grade L-glutamine treatment for SCD is effective and safe when used under the prescribed or recommended conditions of use;

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

  •
  the possibility, even if we obtain regulatory approval and Orphan Drug market exclusivity for our pharmaceutical grade L-glutamine treatment for SCD, that another company with the same drug for the same indication could demonstrate clinical superiority over our product, thus making that third party drug eligible for Orphan Drug designation and, if approved, Orphan Drug market exclusivity despite our market exclusivity;

  •
  the possibility that another product, different from L-glutamine, receives Orphan Drug designation and is approved for the treatment of SCD, which our Orphan Drug exclusivity, should we receive it, would not bar;

  •
  the possibility, if we obtain Orphan Drug market exclusivity for our pharmaceutical grade L-glutamine treatment for SCD, that we are unable to ensure an adequate supply of it, thus allowing the FDA to approve another L-glutamine product for Orphan Drug exclusivity; and

  •
  the possibility that our Fast Track designation for our pharmaceutical grade L-glutamine treatment for SCD may be rescinded or may not actually lead to a faster regulatory review and approval of the NDA that we intend to submit in 2016.

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

        The FDA has the authority to regulate the claims we make in marketing our prescription products to ensure that such claims are true, not misleading, supported by scientific evidence, and consistent with the approved labeling of those products. The FDA and the Federal Trade Commission, or FTC, also have the authority to regulate the claims we make in marketing our dietary supplement AminoPure. Failure to comply with FDA or FTC requirements in this regard could result in, among other things, warning letters, withdrawal of approvals, seizures, recalls, injunctions prohibiting a product's manufacture and distribution, restricting promotional activities, requiring corrective actions regarding sales and marketing activities, other operating restrictions, civil money penalties, disgorgement, and criminal prosecution. In addition, if we make any marketing claims that are related to a health care provider's unlawful submission for reimbursement from government programs, we could be subject to potential liability for violations of the False Claims Act, which may lead to disqualification from government programs or criminal prosecution, or both. Any of these government enforcement actions, if taken against us, could negatively impact our product sales and profitability.

        Additionally, regulatory approval of any of our prescription products may be conditioned on our agreement to conduct costly post-marketing follow-up studies to monitor the safety or effectiveness of such products or to implement specific risk mitigation strategies. In addition, as clinical experience with any of our products following such approval, if any, expands after approval because the product is used by a greater number and more diverse group of patients than during clinical trials, unknown side effects or other problems may be observed that were not observed or anticipated during pre-approval clinical trials. In any such case, one or more regulatory authorities could require additional risk information be added to the labeling of the product, restrict the indications for which the product may be sold, restrict the distribution channels, or revoke the product's regulatory approval, which could hinder our ability to generate revenues from that product. If we fail to develop and commercialize our product candidates as planned, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research product development programs, and we may be forced to cease operations.

If the FDA does not accept for filing a NDA with only one Phase 3 clinical trial, instead of two such studies, to demonstrate substantial evidence of effectiveness of our pharmaceutical grade L-glutamine treatment for SCD, we may be forced to incur the time, expense and risk of undertaking a confirmatory study or an additional Phase 3 clinical trial prior to obtaining marketing approval of such product, which could have a material adverse effect on our business, financial condition and operating results.

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

        While we believe the methodology used to determine statistical significance in respect of the June 11 and October 15 meetings was inconsistent with the plan submitted to the FDA and that using methodology consistent with that plan would produce results that are highly statistically significant, there can be no assurance that the FDA would accept this revised methodology or agree with our conclusions. Failure to show a high level of statistical significance increases the changes that we may need to run potentially costly confirmatory studies or an additional Phase 3 trial before we can obtain FDA approval for our L-glutamine treatment of SCD.

        In addition to planning a confirmatory study, we plan to submit a NDA for our L-glutamine treatment for SCD during 2015 containing all efficacy and safety data through our completed Phase 3 trial and additional analyses and information in accord with the feedback the FDA provided in the context of the June 11 and October 15 meetings. We presently intend to request that our planned confirmatory study be accepted by the FDA as a study to be completed after approval of the NDA. There can be no assurance that the FDA will accept our submission for filing before the initiation and completion of a confirmatory study or that the information and data in the NDA will satisfy concerns identified by the FDA.

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

        In a guidance document titled "Providing Clinical Evidence of Effectiveness for Human Drug and Biological Products" (May 1998), the FDA stated that reliance on a single clinical trial is generally limited to situations in which a trial has demonstrated a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potential serious outcome, and where confirmation of the result in a second trial would be impractical or unethical. The factors the FDA considers for accepting a single clinical trial include, but are not limited to, having large multi centered studies, consistent data across subgroups, multiple endpoints and statistically very persuasive findings.

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

  •
  the per patient trial costs;

  •
  the number of sites and clinical investigators involved in the trials;

  •
  the number and types of trials and studies that may need to be performed;

  •
  the length of time required to recruit, screen, and enroll eligible patients;

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

        Clinical trials required for demonstration of substantial evidence of effectiveness and safety often require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Our ability to enroll sufficient numbers of patients in our clinical trials, especially when the disease or condition being studied is rare, depends on many factors, including the size of the relevant patient population, the nature and design of the protocol, the proximity of patients to clinical sites, the eligibility and exclusion criteria applicable for the trial, existence of competing clinical trials and the availability of already approved therapeutics for the indications being studied (whether or not such therapeutics are less safe or less effective than our product candidate under trial). In addition, patients may withdraw from a clinical trial or be unwilling to follow our clinical trial protocols for a variety of reasons, such as adverse events or noncompliance with trial requirements. If we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical significance and/or statistical power of that clinical trial may be reduced which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective for its intended use.

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

        Our pharmaceutical grade L-glutamine treatment for SCD, which is currently our only product candidate in clinical development, has not yet received marketing approval in any jurisdiction. We cannot market a pharmaceutical product in any jurisdiction until we have completed rigorous preclinical testing and clinical trials for that product, demonstrated the product's safety and substantial evidence of effectiveness for its intended use, obtained the approval of the applicable regulatory authority for our proposed labeling of the product, and met the other requirements of such jurisdiction's extensive regulatory approval process. Preclinical testing and the conduct of clinical trials are long and expensive. Data obtained from preclinical and clinical tests can be interpreted in different ways and could ultimately be deemed by regulatory authorities to be insufficient with respect to providing substantial evidence of effectiveness and safety required for regulatory approval, which could delay, limit or prevent regulatory approval. It may take us many years to complete the required testing of our product candidates to support an application for marketing approval and failure can occur at any stage during this process.

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

We currently have no active license for CAOMECS technology with CellSeed, and may not be able to develop or commercialize corneal stem cell treatments.

        In December 2015, we and CellSeed terminated the Research Agreement and the Individual Agreement. Accordingly, we presently do not have a license with CellSeed for the development of CAOMECS technologies for the treatment of corneal diseases. While we are currently negotiating new agreements with CellSeed, there can be no assurance that we will be able to enter into new agreements with CellSeed for the licensing or commercialization of CAOMECS technologies on commercially acceptable terms, or at all. If we are unable to enter into new licenses, we may be forced to terminate our research and development efforts with respect to these CAOMECS technologies. Furthermore, we continue to perform research and development activities on CAOMECS technologies even following the termination of the Research Agreement and the Individual Agreement. If CellSeed determines to enforce its intellectual property rights, we could be subjected to litigation. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with such a litigation.

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

  •
  our anticipated sales force being materially smaller than the actual number of sales representatives required to successfully commercialize our products;

  •
  unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

  •
  the inability of sales and marketing personnel to maintain compliance with federal and state regulations and our inability to adequately monitor and ensure such compliance.

        If we are unable to establish our own sales, marketing and distribution capabilities and instead enter into arrangements with third parties to perform these services, our revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any products that we develop ourselves. If our anticipated sales force is not sufficient to commercialize our products, we may be required to hire substantially more sales representatives to adequately support the commercialization of our products, which could increase our expenses and cost of sales. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively or in compliance with applicable government requirements for the marketing of a pharmaceutical product. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates for which we obtain marketing approval.

Failure to obtain acceptable prices or adequate reimbursement for our products may cause an adverse impact on our results of operations.

        Our ability to successfully commercialize our products will depend significantly on our ability to obtain acceptable prices and the availability of reimbursement to the patient from third-party payors, such as governmental and private insurance plans. Our products may not be considered medically necessary or cost-effective, may not compare favorably on price with other L-glutamine products, and reimbursement to the patient may not be available or sufficient to allow us or our partners to sell our products on a competitive basis. It may not be possible to negotiate favorable reimbursement rates for our products. We cannot be sure that coverage and reimbursement will be available for our products or will continue to be available for our products and, if reimbursement is available, what the level of reimbursement will be.

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

        The patent and exclusivity protections that we expect to protect our pharmaceutical grade L-glutamine product for treatment of SCD from competition is a combination of (i) rights under a license of the SCD Patent, and (ii) Orphan Drug market exclusivity under FDA, European Union and similar foreign regulations. These protections are limited in ways that may affect our ability to effectively exclude third parties from competing against us if we obtain regulatory approval to market our pharmaceutical grade L-glutamine treatment for SCD. In particular:

  •
  each of the protections run concurrently, resulting in protection from competition that will diminish over time as the protections expire;

  •
  protection under the SCD Patent is scheduled to expire in May 2016, which may allow competitors with more resources than us to concurrently develop similar products;

  •
  the FDA may not agree that our product is entitled to data exclusivity under the Hatch/Waxman Act and, if granted, data exclusivity protection under the Hatch/Waxman Act will expire three years after our product is approved;

  •
  Orphan Drug market exclusivity in the United States will only be granted if our product receives the first FDA approval for an L-glutamine treatment for SCD and, if granted, Orphan Drug market exclusivity protection will expire seven years after our product is approved. To be eligible for Orphan Drug market exclusivity in the United States requires that the indication approved by the FDA for our product (if it is approved) matches the indication for which the FDA originally granted us Orphan Drug designation. Orphan Drug designation will not preclude the FDA from granting Orphan Drug designation to another sponsor developing the same drug for the same indication, approving such other drug before our drug would receive FDA approval, granting Orphan Drug designation and approving such other drug after we would receive approval if such drug is considered clinically superior to our product, approving a product that is the same as our product for a different indication, or approving a different product intended to treat SCD;

  •
  Orphan Drug status in the European Union is subject to exclusions similar to those in the United States; and

  •
  there are many countries, including some key markets for our product, in which we do not have intellectual property coverage and where neither orphan drug nor data exclusivity is available.

        If we obtain marketing approval for our pharmaceutical grade L-glutamine treatment for SCD, these limitations and any reductions in our expected protection resulting from any failure to obtain market exclusivity under the Orphan Drug Act or the Hatch/Waxman Act, or the approval of competing products, including other products that could be approved by FDA under the Orphan Drug Act, may subject our product to greater competition than we expect and reduce our ability to generate revenue from our product candidate, possibly materially. These circumstances may also impair our ability to obtain license partners or other international commercialization opportunities on terms acceptable to us, if at all.

        On May 1, 2016, the SCD Patent expired and subsequently, the license agreement has terminated. Since the SCD Patent is expired, competitors with more resources than us may develop similar products which may subject our product to greater competition than we expect and materially reduce our ability to generate revenue from our product candidate. These circumstances may also impair our ability to obtain license partners or other international commercialization opportunities on terms acceptable to us, if at all.

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

        We currently obtain our pharmaceutical grade L-glutamine from two Japanese companies, which together produce the vast majority of pharmaceutical grade L-glutamine approved for sale in the United States, and obtain all of our L-glutamine for our NutreStore product from one of these companies. We intend to continue to rely on these manufacturers to produce our pharmaceutical grade L-glutamine, but we have not entered into, and may not be able to establish, long-term supply agreements with these key suppliers on acceptable terms. Furthermore, pursuant to a letter of intent between us and Ajinomoto, we have agreed to purchase or cause relevant third party purchasers to purchase from Ajinomoto all of the L-glutamine that we will need for our commercial products, subject to an exception that we may purchase up to 10% of our source pharmaceutical grade L-glutamine from third-party suppliers on a backup basis. If these suppliers were to experience any manufacturing or production difficulties producing pharmaceutical grade L-glutamine, or we were unable to purchase sufficient quantities of pharmaceutical grade L-glutamine on acceptable terms, our ability to conduct additional clinical trials, to commercialize pharmaceutical grade L-glutamine for the treatment of SCD, to maintain marketing exclusivity if granted, and to continue to sell NutreStore would be harmed.

        In addition, all manufacturers, packers, distributors and suppliers of pharmaceutical products must comply with applicable cGMP regulations for the manufacture of pharmaceutical products, which are enforced by the FDA through its facilities inspection program. The FDA is likely to conduct inspections of our third party manufacturer and key supplier facilities as part of the FDA's pre-approval review of any of our NDAs and post-approval, ongoing compliance programs. If our third party manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval for products undergoing regulatory review or the inability to meet market demands for any approved products, particularly if these sites are supplying single source ingredients required for the manufacture of any potential product. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation, among other items. Furthermore, each manufacturing facility used to manufacture drug or biological products is subject to FDA inspection and must meet cGMP requirements. As a result, if one of the manufacturers that we rely on shifts production from one facility to another, the new facility must undergo a preapproval inspection and, for biological products, must be licensed by regulatory authorities prior to being used for commercial supply. Our manufacturers may be unable or fail to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with any applicable manufacturing requirements may result in warning or untitled letters, fines, product recalls, seizures, corrective actions involving public notifications, injunctions, total or partial suspension of production, civil money penalties, suspension or withdrawals of previously granted regulatory approvals, refusal to approve new applications or supplements to applications for marketing of new products, import or export bans or restrictions, disgorgement of profits, debarment and criminal prosecution and criminal penalties. Any of these penalties could delay or prevent the promotion, marketing or sale of our products. If the safety of any quantities supplied is compromised due to a third party manufacturer's failure to comply with or adhere to applicable laws or for other reasons, we may be liable for injuries suffered by patients who have taken such products and we may not be able to obtain regulatory approval for or successfully commercialize our products.

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

        Our ability to develop products depends on licenses and sublicenses we have obtained to patents that claim the use of L-glutamine to treat SCD and the use of CAOMECS for the treatment of corneal impairments.

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

        In particular, the SCD Patent will expire in May 2016, and along with that, our license to the SCD Patent will expire. While this means we would have no further obligations to pay royalties under the SCD License, this also means that our competitors would be able to utilize processes, technologies and methods that were previously protected by the SCD Patent to potentially develop competing products.

Since our competitors generally have greater resources than we do, our competitors may be able to develop competing products more quickly than we can. While we have an Orphan Drug designation for the use of L-glutamine for the treatment of SCD, Orphan Drug exclusivity may be lost if another L-glutamine product for the same indication demonstrates clinical superiority. If our competitors are able to develop alternative L-glutamine products, it may have a material and adverse effect on our operations and our ability to commercialize our products, since it may either eliminate our exclusivity before we are able to take a product to market, or may significantly shorten the period for which we have such exclusivity, making it more difficult for us to recoup the expenses we incurred in researching and developing our products.

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

        In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing products similar or identical to our product candidates or products, or limit the duration of the patent protection of our product candidates or products. Given the amount of time required for the development, testing and regulatory review of new therapeutics, patents protecting our product candidates might expire before or shortly after such candidates are commercialized as products. Patent protection for our pharmaceutical grade L-glutamine treatment for SCD expires in May 2016. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

        The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or effectiveness of any approved product. The FDA closely regulates the post-approval marketing and promotion of therapeutic products to ensure they are marketed for the approved indications and in accordance with the provisions of the approved labeling, and that any marketing claims or communications by a person or company responsible for the manufacture and distribution of the product regarding off-label use are truthful and not misleading. If we market any of our products for indications that have not been approved in a manner that is considered misleading or not truthful, we may be subject to enforcement action for misbranding the product. Violations of the FD&C Act relating to the promotion of prescription products may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. In recent years, several pharmaceutical companies have been or settled lawsuits for fined significant amounts for such violations.

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

Many of our potential customers are located in markets with underdeveloped health care systems.

        Our lead product candidate is an oral pharmaceutical grade L-glutamine treatment for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD. SCD is a genetic blood disorder that affects 20-25 million people worldwide, and occurs with increasing frequency among those whose ancestors are from regions including sub-Saharan Africa, South America, the Caribbean, Central America, the Middle East, India and Mediterranean regions such as Turkey, Greece and Italy. Thus, while SCD affects people throughout the world, the prevalence of SCD is higher in certain geographies, such as central and sub-Saharan Africa and the Caribbean, that currently have underdeveloped health care systems or significantly lower rates of health insurance coverage. Furthermore, a majority of people in many of these geographies are low-income and may be unable to afford our products. These factors may ultimately limit our addressable market. Our ability to achieve profitability may be adversely impacted if we are unable to access markets with greater prevalence of SCD, or if there are insufficient SCD patients in geographies with more well-developed health care systems.

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

        Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. Any present or future arrangements with third-party payors, healthcare providers and professionals and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including inducing, facilitating or encouraging submission of false claims to government programs and prohibitions on the offer or payment or acceptance of kickbacks or other remuneration for the purchase of our products. Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products. In addition, we may be subject to transparency laws aimed at controlling healthcare costs and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include (but are not limited to):

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

        Because of the sweeping language of the federal Anti-Kickback Statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the Department of Health and Human Services has published regulations, known as "safe harbors," that identify exceptions to or exemptions from the statute's prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case by case basis for compliance with the statute and may be subject to scrutiny (and ultimately prosecution) by enforcement agencies. We seek to comply with the Anti-Kickback Statute and, if necessary, to fit within one of the defined safe harbors. We may be less willing than some of our competitors to take actions or enter into business arrangements that do not clearly satisfy the safe harbors. As a result, this unwillingness may put us at a competitive disadvantage. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices fit within the safe harbors or that they will not be challenged under anti-kickback or similar laws. Further, liability may be established without a person or entity having actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. Violations of such restrictions may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition, results or operations and cash flows.

        Under the False Claims Act, drug manufacturers have been held responsible for claims filed by physicians for reimbursement of the cost of medical services related to uses of a pharmaceutical product that are not on the approved labeling, known as "off-label use," if the manufacturer promoted the product for such off-label use. If the FDA or other government agencies determine that our promotional materials, trainings or other activities constitute off-label promotion of any of our products, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Violations of the False Claims Act may result in treble damages based on the amount of overpayment and additional civil fines of $5,000 to $10,000 for each false claim. Drug manufacturers could also be held responsible for reimbursement claims submitted by any physician for pharmaceutical products that were knowingly not manufactured in compliance with cGMP regulations.

        In addition to the state laws previously described, we also are subject to other state fraud and abuse statutes and regulations. Many of the states in which we operate or plan to expand to have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. A determination of liability under any of these laws could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

        Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. Further, we cannot guarantee that our arrangements or business practices will not be subject to government investigations and prosecutions which, even if we are ultimately found to be without fault, can be costly and disruptive to our business. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we, our employees, officers, or directors may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, such person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

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

        In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On March 1, 2013, the President signed an executive order implementing the 2% Medicare payment reductions, and on April 1, 2013, these reductions went into effect. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for any of our products, and, accordingly, our financial operations. Further, there have been multiple attempts through legislative action and legal challenge to repeal or amend the PPACA, and we cannot predict the impact that such a repeal or amendment would have on our business and operations.

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

RISKS RELATED TO EMPLOYEE MATTERS AND MANAGING OUR GROWTH

We rely heavily on the founder of Emmaus Medical, Yutaka Niihara, M.D., MPH, our Chairman and Chief Executive Officer. The loss of his services would have a material adverse effect upon us and our business and prospects.

        Our success depends, to a significant extent, upon the continued services of Yutaka Niihara, M.D., MPH, founder of Emmaus Medical and our Chairman and Chief Executive Officer. Since inception, we have been dependent upon Dr. Niihara, who was one of the initial patentees for the method we are utilizing in our pharmaceutical grade L-glutamine treatment for SCD. While Dr. Niihara and the rest of our executive officers are parties to confidentiality agreements that prevent them from soliciting our existing customers or disclosing information deemed confidential to us, we do not have any agreement with Dr. Niihara or any key members of management that would prohibit them from joining our competitors or forming competing companies. In addition, we do not maintain key man life insurance policies on any of our executive officers. If Dr. Niihara or any key management personnel resign to join a competitor or form a competing company, the loss of such personnel, together with the loss of any customers or potential customers due to such executive's departure, could materially and adversely affect our business and results of operations.

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

        Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations, and our management may be unable to take advantage of future market opportunities or manage successfully our relationships with third parties if we are unable to adequately manage our anticipated growth and the integration of new personnel. We may not be able on a timely and cost effective basis to identify, hire and retain any needed additional management, scientific or sales and marketing personnel to develop and implement our product development plans, conduct preclinical and clinical testing of our product candidates and, if they are approved by the FDA and other government regulators, commercialize them as products. In addition, we may not be able to successfully manage potential rapid growth with our current limited managerial, operational, and financial resources.

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

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval, and may be able to take action without the approval of other stockholders.

        As of December 31, 2015, our officers and directors controlled 36.5% of our issued and outstanding common stock, and our Chief Executive Officer controlled 33.8% of our issued and outstanding common stock. These controlling stockholders can exert significant influence in determining the outcome of corporate actions requiring stockholder approval and that otherwise control our business, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. These stockholders may also have the power to prevent or cause a change in control which, consequently, could adversely affect the value of our common stock. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of our other stockholders, including the interest to retain Dr. Niihara as the Chief Executive Officer of the Company. Furthermore, our certificate of incorporation and bylaws do not prohibit the taking of stockholder action by written consent, and thus the stockholders holding a majority of our common stock may be able to take stockholder action without a full stockholder vote. For example, on April 24, 2015, Dr. Niihara delivered to us written consents purporting to amend our bylaws, increase the size of our board of directors and elect and appoint a number of new directors to our board. While we have not taken the position that these actions were effective, nothing prohibits our major stockholders from taking similar actions in the future. Any such action could adversely affect the value of our common stock.

The market price and trading volume of shares of our common stock may be volatile and you could lose all of your investment.

        When and if a market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, share arbitrage, the exercise of options or warrants or the conversion of convertible notes or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other companies, whether large or small, within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn; changes in the laws that affect our products or operations; competition; compensation related expenses; application of accounting standards; and our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business. In addition, in situations where the market price of a company's shares may drop significantly, stockholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources. In addition, the market price for securities of pharmaceutical and biotechnology companies historically has been volatile, and the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to decline substantially. Market price and volume volatility could cause you to lose part or all of your investment.

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

        We have identified a material weakness in our internal control over financial reporting and, as a result of such weakness, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015. The material weakness related to our not having adequate depth and sufficiency of human resources with the technical accounting principles generally accepted in the United States, or GAAP, expertise available in our accounting and finance department to appropriately identify, research, analyze and conclude upon the proper accounting treatment for complex or unusual transactions involving options, equities, and other financial instruments as well as to maintain effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions. This and related events contributed to a delay in the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

        As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related SEC regulations have significantly increased the costs and risks associated with accessing the public markets and public reporting. We are required to comply with many of these rules, and would be required to comply with additional of these rules if our securities are listed on a stock exchange. Our management and other personnel need to devote a substantial amount of time and financial resources to comply with these requirements, as well any new requirements implemented by the SEC. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly and could lead to a diversion of management time and attention from revenue generating activities to compliance activities. We are currently unable to estimate these costs with any degree of certainty. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain director and officer liability insurance.

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

        We will remain an "emerging growth company" until the earliest of:

  •
  the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion,

  •
  the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter,

  •
  the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period, and

  •
  the last day of our fiscal year containing the fifth anniversary of the date on which shares of our common stock become publicly traded in the U.S.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease office space under operating leases from unrelated entities. The rent expense during the years ended December 31, 2015 and 2014 amounted to $492,919 and $277,866, respectively.

        We lease approximately 13,329 square feet of office space for our headquarters in Torrance, California, at a base rental of $32,509 per month. The lease relating to this space expires on March 31, 2019. We lease an additional office suite in Torrance, California at a base rent of $1,960 per month for 1,400 square feet. The lease relating to this space expires on February 19, 2017.

        In addition, EM Japan leases 1,322 total square feet of office space in Tokyo, Japan and 1,313 square feet of office space in Osaka, Japan. The leases relating to these spaces will expire on September 30, 2016 and February 19, 2018, respectively. We believe our existing facilities are adequate for our operations at this time and we expect to be able to renew the office lease for our headquarters on commercially reasonable terms. In the event we determine that we require additional space to accommodate expansion of our operations, we believe suitable facilities will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

Litigation with AFH Advisory

        From July 2012 until May 2015, the Company was engaged in litigation with AFH Holding and Advisory, LLC ("AFH Advisory"), which was the sole stockholder of AFH Acquisition IV, Inc. immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company which led to the cancellation of 2,504,249 shares of the Company held by AFH Advisory and related parties. On May 4, 2015, a settlement was entered with the Superior Court of the State of Delaware dismissing all remaining claims in the case with prejudice, thus removing any right to appeal. The settlement called for the exchange of documents and financial records, and for AFH Advisory to assign and transfer to the Company 150,000 shares of stock of Targeted Medical. In addition, the parties to the litigation dismissed all remaining claims with prejudice. The Parties agree that there are no further obligations due under any of the Letters of Intent. The Letters of Intent are considered rescinded, nulled, and voided.

Section 225 Litigation

        As disclosed in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, on April 28, 2015, Dr. Yutaka Niihara, the Company's President, Chief Executive Officer and Chairman of the Board, filed a complaint (the "Complaint") in the Court of Chancery of the State of Delaware (the "Court") under Section 225 of the Delaware General Corporation Law against Tracey C.

Doi, Henry A. McKinnell, Jr., Akiko M. Miyashita, Phillip M. Satow and Mayuran Sriskandarajah, each of whom was a member of the Board as of April 24, 2015 (together with Dr. Niihara, the "Incumbent Directors"), Sarissa Capital Management LP ("Sarissa") and T.R. Winston & Company, LLC ("TRW"), as defendants, and the Company as nominal defendant. The Complaint requested that the Court issue an order declaring, among other things, that:

  •
  Dr. Niihara validly delivered stockholder consents to the Company to effect certain amendments to the Company's bylaws and to elect certain additional individuals to the Company's Board of Directors, and that such stockholder consents are effective;

  •
  the Company's bylaws were validly amended as provided in the stockholder consents;

  •
  Blair A. Contratto, S. Steve Lee, Willis C. Lee, Masaharu Osato, M.D., Lan T. Tran, David J. Wohlberg and Ian Zwicker were validly elected as directors of the Company;

  •
  any actions taken by the Incumbent Directors since April 24, 2015 are invalid and void; and

  •
  the actions purportedly taken by written consent were not prohibited by the terms of the Agreement, dated as of September 11, 2013, among the Company, Dr. Niihara, Sarissa and TRW (the "Designation Agreement").

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

        On June 10, 2015, the Delaware court issued a Status Quo Order providing that, until conclusion of the case, the Board would be comprised of Dr. Niihara, Mr. Sriskandarajah, Mr. Satow and Dr. McKinnell; provided, however, that nothing in the Status Quo Order would prevent voluntary resignations from the Board, and no director could be seated or replaced pursuant to the Designation Agreement except upon 10 calendar days written notice to the parties in this Action by the party seeking to exercise its right to designate such director. The Status Quo Order also specified certain corporate actions that would require approval of all directors voting on an action.

        On June 15, 2015, Mr. Satow tendered his resignation from the Board of the Company, effective upon the election and qualification of Dr. Scott Gottlieb as the designee of TRW pursuant to the Designation Agreement. This resignation, as well as Dr. Gottlieb's election to the Board of the Company, became effective on August 3, 2015.

        On November 19, 2015, counsel to Dr. Niihara, Sarissa and the Company filed a joint stipulation to dismiss the action. In connection therewith, on November 19, 2015, the Company, Dr. Niihara and Sarissa entered into Amendment No. 1 (the "Amendment") to the Designation Agreement. The Amendment terminates the Designation Agreement with respect to the Company, Dr. Niihara and Sarissa, and provides that those parties shall have no further rights or obligations to each other under the Designation Agreement. Furthermore, each of the Company, Sarissa and Dr. Niihara waived all rights each has ever had, has or may have under the Designation Agreement against each other, and released each other from any and all obligations each has ever had, has or may have to the other under the Designation Agreement. As a result of the Amendment, Sarissa no longer has the right to designate any members of the Company's Board, nor does it have the right to approve any actions as were set forth in the Designation Agreement. On November 20, 2015, the Court entered the dismissal, at which time the Status Quo Order ceased to be in effect.

        In connection with the Amendment, on November 19, 2015, Mr. Sriskandarajah tendered his resignation from the Board, effective immediately. The Company has agreed to indemnify Mr. Sriskandarajah for $43,476 in attorneys' fees and expenses he incurred in defense of this action.

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

Holders

        As of May 10, 2016, we had 428 stockholders of record and 28,563,478 shares of our common stock were issued and outstanding.

Dividends

        We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors in its discretion and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers relevant. We did not pay cash dividends in the years ended December 31, 2015 and 2014.

Recent Sales of Unregistered Securities

        In October 2015, the Company issued a convertible note to Jung Soo Kim, a third party, in the principal amount of $700,000, that bears interest at 10% per annum and matures on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company's common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company's common stock at a conversion price of $4.50 per share.

        In October 2015, the Company issued a convertible note to Charles and Kimxa Stark in the principal amount of $20,000, that bears interest at 10% per annum and matures on the two-year anniversary date of the note. Charles Stark is an officer of the Company. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company's common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company's common stock at a conversion price of $4.50 per share.

        In November 2015, the Company issued a convertible note to Yutaka and Soomi Niihara in the principal amount of $200,000, that bears interest at 10% per annum and matures on the two-year anniversary date of the note. Yukata Niihara is an officer of the Company. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company's common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company's common stock at a conversion price of $4.50 per share.

        In December 2015, the Company issued a convertible note to Yoshikazu Nemoto, a third party, in the principal amount of $30,145, that bears interest at 10% per annum and matures on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company's common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company's common stock at a conversion price of $4.50 per share.

        In December 2015, the Company issued a convertible note to Takayasu Takemoto, a third party, in the principal amount of $82,305, that bears interest at 10% per annum and matures on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company's common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company's common stock at a conversion price of $4.50 per share.

        In December 2015, the Company issued a convertible note to Tamiko Matsuo, a third party, in the principal amount of $57,613, that bears interest at 10% per annum and matures on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company's common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company's common stock at a conversion price of $4.50 per share.

        In December 2015, the Company issued a convertible note to Yuki Takemoto, a third party, in the principal amount of $41,152, that bears interest at 10% per annum and matures on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company's common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company's common stock at a conversion price of $4.50 per share.

        In October, 2015, holder of our warrants exercised her rights to purchase 7,667 shares of common stock on a cashless basis. As a result of this cashless exercises, we issued 2,471 shares of our common stock to the holder of this warrants and withheld issuing 5,196 shares of our common stock in satisfaction of the exercise price under the warrants. We relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act to effect this issuance.

        In November 2015, holders of our warrants exercised their rights to purchase 101,168 shares of common stock on a cashless basis. As a result of these cashless exercise, we issued 32,604 shares of our common stock to the holders of this warrants and withheld issuing 68,564 shares of our common stock in satisfaction of the exercise price under the warrants. We relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act to effect these issuances.

        Except as explicitly noted above, all such securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) of the Securities Act because the issuance of securities by the Company did not involve a "public offering." The issuance was not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; (iii) each offeree was an "accredited investor" as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees. No underwriters were used in connection with such sales of unregistered securities.

Additional Information

        Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov and on our website at www.emmausmedical.com (which is not incorporated by reference herein). All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

        To a lesser extent, we are also engaged in the marketing and sale of NutreStore L-glutamine powder for oral solution, which has received FDA approval, as a treatment for short bowel syndrome, or SBS, in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. Our indirect wholly owned subsidiary, Newfield Nutrition Corporation, referred to as Newfield Nutrition, sells L-glutamine as a nutritional supplement under the brand name AminoPure through retail stores in multiple states in the United States and via importers and distributors in Japan, Taiwan and South Korea. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore and AminoPure.

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

        Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of December 31, 2015, our accumulated deficit is $84.8 million and we had cash and cash equivalents of $0.5 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately $1.7 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. We also intend to conduct a confirmatory study of our pharmaceutical grade L-glutamine treatment for SCD and are in the process of finalizing the study design.

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

Financial Overview

Revenue

        Since our inception in 2000, we have had limited revenue from the sale of NutreStore, an FDA-approved prescription drug to treat short bowel syndrome, or SBS, and AminoPure, a nutritional supplement. We have funded operations principally through the private placement of equity securities and debt financings. Our operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, developing and sponsoring clinical trials of our pharmaceutical grade L-glutamine treatment for SCD, manufacturing products and maintaining and improving our patent portfolio.

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

        Future research and development expenses will depend on any new product candidates or technologies that we may introduce into our research and development pipeline. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements. We currently estimate that we will need an additional $1.7 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.6 million per month. We also intend to conduct a confirmatory study of our pharmaceutical grade L-glutamine treatment for SCD and are in the process of finalizing the study design.

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

        We estimate that the cost to us to develop in the United States corneal cell sheet products based on Cultured Autologous Oral Mucosal Epithelial Cell-Sheets, or CAOMECS, technology will be approximately $3.0 million, in addition to any license fees that may be payable. This estimate includes the anticipated cost of obtaining FDA approval for the corneal cell sheets and assumes that we will need the FDA to approve a Biologic License Application, or BLA, for the corneal cell sheets, rather than a NDA. We estimate that we will need another $2.4 million to commercialize any approved products based on corneal cell sheet technology.

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

Inventories

        Inventories consist of finished goods and work-in-process and are valued based on a first-in, first-out basis and at the lower of cost or market value. All of the purchases of raw materials during 2015 and 2014 were from one vendor.

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

Notes Payable, Convertible Notes Payable and Warrants

        From time to time, we obtain financing in the form of notes payable and/or notes with detachable warrants, some of which are convertible into shares of our common stock and some of which are issued to related parties. We analyze all of the terms of our convertible notes and notes issued with warrants to determine the appropriate accounting treatment, including determining whether conversion features are required to be bifurcated and treated as a discount, allocation of fair value of the issuance to the debt instrument, detachable stock purchase warrant, and any beneficial conversion features, and the applicable classification of the convertible notes payable and warrants as debt, derivative liabilities, equity or temporary equity (mezzanine).

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

Share-based Compensation

        We recognize compensation cost for share-based compensation awards during the service term of the recipients of the share-based awards. The fair value of share-based awards is calculated using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is calculated using the simplified method allowed under SEC Staff Accounting Bulletin Nos. 107 and 110. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the vesting period of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies. These factors could change, affecting the determination of stock-based awards expense in future periods.

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

        The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at December 31, 2015 and 2014. The fair value of our debt instruments is not materially different from their carrying values as presented. The fair value of our convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6 to our consolidated financial statements.

        We issued stock purchase warrants in conjunction with our September 2013 private placement and issued replacement warrants upon the exercise of certain of such warrants in June 2014 (see Note 7 to our consolidated financial statements). Warrants issued in September 2013 and June 2014 that were not exercised became exercisable on a cashless exercise basis in accordance with their terms on September 11, 2014 and June 10, 2015, respectively, and due to the exercisability of the cashless exercise feature, are classified as warrant derivative liabilities as of December 31, 2015 and 2014. Such warrants and replacement warrants are accounted for as liability classified warrants or warrant derivative liabilities whose fair market value is determined using Level 3 inputs. These inputs include expected term and expected volatility.

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

Financial Overview

	Year Ended December 31,
	2015	2014*
REVENUES, Net	$590,114	$500,679
COST OF GOODS SOLD	286,687	267,040

GROSS PROFIT	303,427	233,639

OPERATING EXPENSES
Research and development	1,579,112	1,966,254
Selling	428,643	668,862
General and administrative	9,419,683	12,555,266
Impairment of intangible assets	678,571	—

	12,106,009	15,190,382

LOSS FROM OPERATIONS	(11,802,582)	(14,956,743)

OTHER INCOME (EXPENSE)
Realized gain on securities available-for-sale	(48,709)	—
Gain on derecognition of accounts payable and settlement of litigation	418,366	—
Change in fair value of liability classified warrants	661,000	(1,986,744)
Change in fair value of warrant derivative liabilities	1,202,000	548,000
Warrant exercise inducement expense	—	(3,523,000)
Interest and other income	102,676	246,379
Interest expense	(3,227,160)	(2,082,541)

	(891,827)	(6,797,906)

LOSS BEFORE INCOME TAXES	(12,694,409)	(21,754,649)
INCOME TAXES	3,564	3,665

NET LOSS	(12,697,973)	(21,758,314)
NET LOSS PER COMMON SHARE	$(0.44)	$(0.73)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	28,958,580	29,846,962

*
See Note 1 to our consolidated financial statements.

Years ended December 31, 2015 and 2014

        Net Losses.    Net losses were $12.7 million for the year ended December 31, 2015 compared to $21.8 million for the year ended December 31, 2014, representing a decrease of $9.1 million, or 42%. The decrease in losses is primarily a result of a $5.9 million decrease in other expenses, net and a $2.6 million decrease in operating expenses as discussed below. As of December 31, 2015, we had an accumulated deficit of approximately $84.8 million. Losses will continue as we advance our pharmaceutical grade L-glutamine treatment for SCD toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

        Revenues, Net.    Net revenues increased $0.1 million, or 18%, to $0.6 million from $0.5 million for the years ended December 31, 2015 and 2014, respectively. This was primarily due to a $0.1 million increase in our AminoPure® L-glutamine nutritional supplement product revenues attributable to an increase in sales volume from expansion of markets in Taiwan.

        Cost of Goods Sold.    Cost of goods sold remained approximately the same at just under $0.3 million for the years ended December 31, 2015 and 2014. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All purchases of raw materials during the years ended December 31, 2015 and 2014 were from one vendor.

        Research and Development Expenses.    Research and development expenses decreased $0.4 million, or 20%, to $1.6 million from $2.0 million for the years ended December 31, 2015 and 2014, respectively. This decrease was primarily due to a $0.6 million decrease in external costs related to compiling and analyzing data from our Phase 3 clinical trial of our pharmaceutical grade L-glutamine treatment for SCD and other end of study reports. The decrease was partially offset by a $0.2 million increase in regulatory consulting costs relating to our NDA and a $0.1 million increase in spending on corneal cell sheets using CAOMECS technology. We expect such costs to continue in 2016 to support our submission of a NDA and to potentially increase depending upon future clinical trial activity.

        Selling Expenses.    Selling expenses decreased $0.3 million, or 36%, to $0.4 million from $0.7 million for the years ended December 31, 2015 and 2014, respectively, primarily due to a $0.2 million reduction in advertising and promotional spending for AminoPure in 2015. Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure as well as the marketing expense for our pharmaceutical grade L-glutamine treatment for SCD.

        General and Administrative Expenses.    General and administrative expenses decreased $3.1 million, or 25%, to $9.4 million from $12.6 million for the years ended December 31, 2015 and December 31, 2014, respectively. The decrease was primarily due to a $2.8 million decrease in share-based compensation expenses due to expiration of the service period for certain options in prior periods, a $0.5 million decrease in professional fees and a $0.1 million decrease in publication expenses, partially offset by a $0.2 million increase in office rent expenses and a $0.3 million increase in insurance expenses.

        Impairment of Intangible Assets.    During the year ended December 31, 2015, we recorded an impairment loss on intangible assets of $0.7 million due to termination of our license of CAOMECS technology from CellSeed and uncertainty around the recoverability of the related license fees.

        Other Income and Expense.    Total other expense has decreased by $5.9 million, or 87%, to a $0.9 million expense from a $6.8 million expense for the years ended December 31, 2015 and 2014, respectively. The decrease was primarily due to a decrease in non-recurring warrant exercise inducement expense of $3.5 million associated with replacement warrants we issued in June 2014, an aggregate increase in the change in fair value of liability classified warrants and warrant derivative liabilities of $3.3 million attributable to a decline in valuation of warrants in 2015 compared to a increase in valuation of warrants in 2014, an increase in non-recurring gain on derecognition of accounts payable and settlement of litigation of $0.4 million associated with the settlement of litigation with AFH Advisory in 2015, partially offset by a $1.1 million increase in interest expense as a result of increased debt.

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

Liquidity and Capital Resources

        Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $0.5 million as of December 31, 2015, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $12.7 million and $21.8 million for the years ended December 31, 2015 and 2014, respectively. We had an accumulated deficit at December 31, 2015 of $84.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of our pharmaceutical grade L-glutamine treatment for SCD, research costs for corneal cell sheets using CAOMECS technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of December 31, 2015, we had outstanding notes payable in an aggregate principal amount of $19.1 million, consisting of $7.4 million of non-convertible promissory notes and $11.7 million of convertible notes. Of the $19.1 million aggregate principal amount of notes outstanding as of December 31, 2015, approximately $14.1 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our pharmaceutical grade L-glutamine treatment for SCD and the development in the United States of CAOMECS-based cell sheet technology.

        As described in Note 2 to our consolidated financial statements, we have had recurring operating losses, have a significant amount of notes payable and other obligations due within the next year and projected operating losses including the expected costs relating to the commercialization of our pharmaceutical grade L-glutamine treatment for SCD that exceed both the existing cash balances and cash expected to be generated from operations for at least the next year. In order to meet our expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. In addition, we may seek to raise additional funds through collaborations with other companies or financing from other sources. As previously reported, the Company has filed a draft registration statement with the SEC with respect to an initial public offering. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all. Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.

        In addition, we currently estimate that we will need an additional $1.7 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. Our current cash burn rate is approximately $0.6 million per month. We also intend to conduct a confirmatory study of our pharmaceutical grade L-glutamine treatment for SCD and are in the process of finalizing the study design.

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

        For the years ended December 31, 2015 and 2014, we borrowed varying amounts pursuant to convertible notes and non-convertible promissory notes, the majority of which have been issued to our officers and stockholders. As of December 31, 2015 and 2014, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $19.1 million and $12.0 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 0% to 11% and, except for the 2011 convertible note listed below in the principal amount of $0.5 million, are unsecured. Interest on 0% loans was imputed at the incremental borrowing rate of 6.25% per annum. The net proceeds of the loans were used for working capital.

        The table below lists our outstanding notes payable as of December 31, 2015 and 2014, and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding December 31, 2015	Discount Amount December 31, 2015	Carrying Amount December 31 2015	Shares Underlying Notes December 31, 2015	Principal Outstanding December 31, 2014	Discount Amount December 31, 2014	Carrying Amount December 31, 2014	Shares Underlying Notes December 31, 2014
Notes payable
2013	10%	Due on demand	—	$830,000	$—	$830,000	—	$1,030,000	$—	$1,030,000	—
2014	11%	Due on demand ~ 2 years	—	1,446,950	—	1,446,950	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand ~ 2 years	—	2,379,799	—	2,379,799	—	—	—	—	—

				$4,656,749	—	$4,656,749	—	$2,476,950	$—	$2,476,950	—

		Current		$4,656,749	$—	$4,656,749	—	$1,643,615	$—	$1,643,615	—
		Long-term		$—	$—	$—	—	$833,335	$—	$833,335	—
Notes payable—related party
2012	8% ~ 10%	Due on demand	—	$626,730	$—	$626,730	—	$656,730	$—	$656,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	—	240,308	—	240,308	—	252,165	—	252,165	—
2015	10% ~ 11%	Due on demand ~ 2 years	—	1,849,266	—	1,849,266	—	—	—	—	—

				$2,766,304	$—	$2,766,304	—	$958,895	$—	$958,895	—

		Current		$2,766,304	$—	$2,766,304	—	$825,562	$—	$825,562	—
		Long-term		$—	$—	$—	—	$133,333	$—	$133,333	—
Convertible notes payable
2010	6%	5 years	$3.05	$2,000	$—	$2,000	656	$74,000	$3,195	$70,805	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2013	10%	2 years	$3.60	525,257	—	525,257	185,553	2,463,299	18,750	2,444,549	834,667
2014	10%	Due on demand ~ 2 years	$3.05 ~$7.00	4,378,563	353,700	4,024,863	1,120,470	4,939,773	846,613	4,093,160	1,241,241
2015	10%	Due on demand ~ 2 years	$3.50 ~$7.00	5,681,166	526,066	5,155,100	1,517,996	—	—	—	—

				$11,086,986	$879,766	$10,207,220	2,988,484	$7,977,072	$868,558	$7,108,514	2,263,965

		Current		$6,358,698	$358,351	$6,000,347	1,762,849	$3,478,904	$21,945	$3,456,959	1,156,050
		Long-term		$4,728,288	$521,415	$4,206,873	1,225,635	$4,498,168	$846,613	$3,651,555	1,107,915
Convertible notes payable—related party
2012	10%	Due on demand	$3.30	$298,000	$—	$298,000	108,505	$373,000	$—	$373,000	121,461
2014	10%	2 years	$7.00	—	—	—	—	200,000	—	200,000	30,187
2015	10%	2 years	$4.50	320,000	—	320,000	72,354	—	—	—	—

				$618,000	$—	$618,000	180,859	$573,000	$—	$573,000	151,648

		Current		$298,000	$—	$298,000	108,505	$373,000	$—	$373,000	121,461
		Long-term		$320,000	$—	$320,000	72,354	$200,000	$—	$200,000	30,187

		Grand Total		$19,128,039	$879,766	$18,248,273	3,169,343	$11,985,917	$868,558	$11,117,359	2,415,613

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

        Subsequent to December 31, 2015, we entered into financing arrangements as set forth below. The total amount of these loans amounted to $6.2 million.

Notes issued after December 31, 2015	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible notes(1)	$749,009	10%	Due on Demand up to 2 Years	$3.60
Convertible notes(2)	490,110	10%	2 years	$4.50
Promissory note	250,000	11%	6 months	—
Promissory note(1)	833,335	11%	Due on Demand	—
Promissory notes—related party(1)	263,843	11%	Due on Demand	—
Promissory notes—related party	529,700	10% ~ 11%	Due on Demand up to 2 Years	—

Total	$3,115,997

(1)
Refinancings of prior notes already outstanding.

(2)
Includes mandatory conversion at the time of an initial public offering at a conversion price equal to 80% of the initial public offering price.

        Subsequent to the year ended December 31, 2015, the Company issued the following:

Common Shares Issued after December 31, 2015	Principal Amounts	Number of Shares Issued
Common shares	$1,700,000	377,778
Common shares—related party	99,999	22,222

Total	$1,799,999	400,000

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

Secured Loans after December 31, 2015	Principal Amounts	Annual Interest Rate	Term of Loans
Secured loans	$1,295,000	10%	Earlier of closing of new debt financing or May 1, 2017

Total	$1,295,000

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

Cash Flows

Net cash used in operating activities

        Net cash flows used in operating activities decreased by $1.7 million, or 20%, to $7.0 million from $8.7 million for the years ended December 31, 2015 and 2014, respectively. The decrease was primarily due to a decrease of $9.1 million in net loss, partially offset by an $8.5 million decrease in non-cash adjustments to net loss and a $1.2 million decrease in working capital. The decrease in non-cash adjustments to net loss was primarily attributable to the following: $3.5 million for the lack of any warrant exercise inducement expense in the current year, $3.3 million for the change in fair value of liability classified warrants and warrant derivative liabilities, $2.8 million for a decrease in share-based compensation and $0.4 million for a gain on settlement of litigation, partially offset by the impact of an increase of $0.7 million in interest expense accrued from discount of convertible notes.

Net cash from (used in) investing activities

        Net cash flows from (used in) investing activities increased by $0.1 million, or 165%, to cash flows of $42,000 from $(64,000) used in investing activities for the years ended December 31, 2015 and 2014, respectively. The increase was due to fewer purchases of property and equipment and an increase of proceeds from the sale of marketable securities of $47,000. No other investing activities occurred in the years ended December 31, 2015 and 2014.

Net cash from financing activities

        Net cash flows from financing activities increased by $1.1 million, or 19%, to $6.8 million from $5.7 million for the years ended December 31, 2015 and 2014, respectively, primarily as a result of a $5.1 million increase in aggregate proceeds from issuance of notes payable and convertible notes payable, which was partially offset by a $4.2 million decrease in proceeds from the exercise of warrants.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We are responsible for establishing and maintaining disclosure controls and procedures ("DCP") that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives.

        We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2015. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our DCP were not effective as of December 31, 2015, because of the continuance of a material weakness (the "Material Weakness") in our internal control over financial reporting, initially identified in our evaluations of the effectiveness of our internal control over financial reporting as of December 31, 2014 and 2013, with respect to the application of generally accepted accounting principles (GAAP) in the United States of America on certain complex transactions as well as maintaining effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions. Notwithstanding the Material Weakness, our management, based on the substantial work performed, concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this Annual Report on Form 10-K.

        We committed to remediating the control deficiencies that constituted the Material Weaknesses by implementing changes to our internal control over financial reporting. In 2015, we implemented measures designed to remediate the underlying causes of the control deficiencies that gave rise to the Material Weaknesses, including, without limitation:

  •
  engaging a third-party accounting consulting firm to assist us in the review of our application of GAAP on complex debt financing transactions;

  •
  use of GAAP Disclosure and SEC Reporting Checklist;

  •
  increased the amount of external continuing professional training and academic education on accounting subjects for accounting staff including management staff to receive professional certification as a CPA or CMA;

  •
  enhanced the level of the precision of review controls related to our financial close and reporting; and

  •
  engaging supplemental internal and external resources.

        Our management concluded that, as of December 31, 2015, while the remedial actions implemented in an effort to remediate the underlying causes of the control deficiencies that gave rise to the Material Weakness has been completed for certain areas, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary to determine whether the Material Weakness has been remediated. Specifically, we are continuing to address the adequacy of the depth and sufficiency of human resources with the technical GAAP expertise available in our accounting and finance department to appropriately identify, research, analyze and conclude upon the proper accounting treatment for complex or unusual transactions involving options, equities, and other financial instruments as well as to maintain effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions. Because certain corrective actions specific to this Material Weakness have not been fully implemented as of the date of this report, the Material Weakness was not considered remediated as of December 31, 2015.

Management's Plan for Remediation

        Our management and Board of Directors are committed to the remediation of the Material Weakness, as well as the continued improvement of our overall system of internal control over financial reporting. We are in the process of implementing measures to remediate the underlying causes of the control deficiency that gave rise to the Material Weakness, which primarily include engaging additional and supplemental internal and external resources with the technical expertise in US GAAP as well as to implement new policies and procedures to provide more effective controls to track, process, analyze, and consolidate the financial data and reports.

        We believe these measures will remediate the control deficiencies that gave rise to a Material Weakness. As we continue to evaluate and work to remediate these control deficiencies, we may determine that additional measures may be required.

        We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent improvements in our internal control over financial reporting when they are fully implemented. Certain remediation steps, however, have not been implemented or have not had sufficient time to be fully integrated in the operations of our internal control over financial reporting. As a result, the identified Material Weakness will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the control environment is operating effectively. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting and DCP.

        As we continue to evaluate and work to remediate the Material Weakness and enhance our internal control over financial reporting and DCP, we may determine that we need to modify or otherwise adjust the remediation measures described above. As a result, we cannot assure you that our remediation efforts will be successful or that our internal control over financial reporting or DCP will be effective as a result of those efforts.

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by a company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In conducting our review of our internal control over financial reporting, we identified a continuing material weakness in our internal control over financial reporting initially identified in our evaluations of the effectiveness of our internal control over financial reporting as of December 31, 2014 and 2013. This material weakness relates to the adequacy of resources and controls resulting from us not having an adequate level of resources with the appropriate level of training and experience in regards to the application of generally accepted accounting principles for certain complex transactions. In addition, we did not maintain effective controls over the completeness and accuracy of financial reporting for complex or significant unusual transactions.

        The material weakness described above resulted in a material misstatement of our liabilities, stockholders' deficit, net loss, non-cash expenses and related financial disclosures for the three month period ended September 30, 2013 that was not prevented or detected on a timely basis and, consequently, a restatement of the unaudited condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. Additionally, other prior and current period adjustments related to recording share based compensation are attributable to us not having an adequate level of resources in regard to these transactions. As a result of these matters, we were unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Attestation Report

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not subject to the attestation requirement because we are a smaller reporting company

Changes in Internal Control over Financial Reporting

        Except as described above, based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 201 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

        The following individuals constitute our board of directors and executive management:

Name	Age	Position
Yutaka Niihara, M.D., MPH	56	Chief Executive Officer and Chairman of the Board
Steve Lee	50	Interim Chief Financial Officer
Willis C. Lee	55	Chief Operating Officer and Vice-Chairman of the Board
Peter B. Ludlum	60	Co-President and Chief Business Officer
Lan T. Tran, MPH	40	Co-President, Chief Administrative Officer and Corporate Secretary
Yasushi Nagasaki	48	Senior Vice President, Finance
Charles Stark, Pharm.D.	60	Senior Vice President, Research and Development
Ian Zwicker.	68	Director
Masaharu Osato, M.D.	61	Director
Jon Kuwahara	51	Director

        All of our officers each devote at least 40 hours per week, the equivalent of a full-time employee, to our affairs.

Background of Officers and Directors

        The following is a brief summary of the background of each of our directors, executive officers and executive management:

        Yutaka Niihara, M.D., MPH has served as our President and Chief Executive Officer since May 2011 and has served as the President, Chief Executive Officer and Chairman of the Board of Emmaus Medical since 2003. Since May 2005, Dr. Niihara has also served as the President, Chief Executive Officer and Medical Director of Hope International Hospice, Inc., or Hope Hospice, a Medicare-certified hospice program. From June 1992 to October 2009, Dr. Niihara served as a physician specialist for Los Angeles County. Dr. Niihara is the principal inventor of the patented L-glutamine treatment for SCD. Dr. Niihara has been involved in patient care and research for sickle cell disease during most of his career and is a widely published author in the area of sickle cell disease. Dr. Niihara is board-certified by the American Board of Internal Medicine and the American Board of Internal Medicine/Hematology. He is licensed to practice medicine in both the United States and Japan. Dr. Niihara is a Professor of Medicine at the David Geffen School of Medicine at UCLA. Dr. Niihara received his B.A. in Religion from Loma Linda University in 1982, obtained his MD degree from the Loma Linda University School of Medicine in 1986 and received his MPH from Harvard School of Public Health in 2006. We believe Dr. Niihara is qualified to serve as a director due to his knowledge and experience.

        Willis C. Lee, MS has served as Chief Operating Officer of the Company since May 2011, as a director since December 2015, and as Vice-Chairman of the board of directors since January 2016. Mr. Lee also previously served as a director of Emmaus Life Sciences, Inc. from May 2011 to May 2014 and also served as the Co-Chief Operating Officer and Chief Financial Officer and as a director of Emmaus Medical from March 2010 to May 2011. Prior to that, he was the Controller at Emmaus Medical from February 2009 to February 2010. From 2004 to 2010, Mr. Lee led worldwide sales and business development of Yield Dynamics product group at MKS Instruments, Inc., a provider of instruments, subsystems, and process control solutions for the semiconductor, flat panel display, solar cell, data storage media, medical equipment, pharmaceutical manufacturing, and energy generation and environmental monitoring industries. Mr. Lee also served as President and Managing Director of

Kenos Inc., a private service provider that provides funeral services to individuals, from January 2004 to December 2008. Mr. Lee held various managerial and senior positions at semiconductor companies such as MicroUnity Systems Engineering, Inc., a private semiconductor company that designs and develops new generation multimedia processors for computers and cable control boxes, from August 1995 to July 1996, HPL, Inc., a public semiconductor company that provides a software platform that enables data-driven decisions by gathering, managing and analyzing semiconductor manufacturing data, from June 2000 to October 2002, Syntricity, Inc., a private semiconductor software company that provides a software platform that enables data-driven decisions by gathering, managing and analyzing semiconductor manufacturing data, from November 2002 to April 2004 and also at Reden & Anders, a subsidiary of United Healthcare that provides actuarial services including capitation and risk assessment analyses for healthcare insurance carriers, from September 1996 to June 2000. Mr. Lee received his B.S. and M.S. in Physics from University of Hawaii (1984) and University of South Carolina (1986), respectively. We believe Mr. Lee is qualified to serve as a director due to his extensive knowledge and experience, as well as his intimate knowledge of the Company through his service as executive officer of the Company.

        Ian Zwicker is the founder of Zwicker Advisory Group and has been its Chief Executive Officer since 2014. From 1981 to 1990, Mr. Zwicker served as Managing Director and held a variety of management positions at the investment banking firms of SG Cowen and Hambrecht & Quist. From 1990 to 1999, Mr. Zwicker served as Managing Director and head of worldwide technology investment banking for Donaldson, Lufkin & Jenrette Securities Corporation, and from 2000 to 2001 as the President of WR Hambrecht + Co (WRH). He was a Director of Stirling Energy Systems, Inc. from 2006 to 2012. Mr. Zwicker was a Partner at WRH and was also Head of Capital Markets from 2013 to 2014. We believe Mr. Zwicker is qualified to serve as a director due to his executive experience and business expertise .

        Masaharu Osato, M.D. has been practicing gastroenterology and internal medicine ("GI") at his private practice, the Osato Medical Clinic, Inc. in Torrance, CA, since 2001. Between 1998 and 2001 he completed a GI Fellowship at the Harbor-UCLA Medical Center. Between 1993 and 1997 and 1988 and 1993, respectively, Dr. Osato served as General Internist and Director of Health Screening Center at the Tokyo Adventist Hospital in Tokyo, Japan, and at the Kobe Adventist Hospital in Kobe, Japan. He attended the Loma Linda University School of Medicine in California between 1979 and 1983 and completed an internal medicine residency at the Kettering Memorial Medical Center at Wright State University between 1983 and 1986. Between 1986 and 1988 he completed a pediatric residency at the Loma Linda University Medical Center. We believe Dr. Osato is qualified to serve as a director due to his extensive knowledge of and experience in the GI sector.

        Jon Kuwahara, CPA has served as Corporate Controller of Avanir Pharmaceuticals ("Avanir"), a biopharmaceutical company focused on acquiring, developing, and commercializing therapeutic products for the treatment of central nervous system disorders, since 2014. Mr. Kuwahara also briefly served as a consultant for Avanir between August 2010 and November 2010. Between 2010 and 2014, Mr. Kuwahara served as Associate Director of Finance and Assistant Corporate Controller of Questcor Pharmaceuticals, a specialty pharmaceutical company. Between 2003 and 2009, Mr. Kuwahara provided consultant services for Resources Global Professionals, a global project-based professional services firm, and between 1999 and 2003 he served as Solutions Consultant for Lawson Software, a provider of enterprise software solutions specializing in service industries. Between 1988 and 1999, Mr. Kuwahara held positions as Controller, Director of Finance and Senior Accountant with companies in various industries around the U.S. Mr. Kuwahara holds a B.B.A. with emphasis in accounting from the University of Hawaii and is a certified public accountant in California (active license) and Hawaii (inactive license). We believe Mr. Kuwahara is qualified to serve as a director due to his business and financial management experience.

        Steve Lee, CPA has served as our Interim Chief Financial Officer since April 2016, and currently is the CEO & Managing Director of The Garret Group, an accounting and management consulting firm, having served in that position since 2006. Mr. Lee, through The Garret Group, has been engaged by the Company as a GAAP consultant since January 13, 2014. Mr. Lee's professional experience includes working for SingerLewak LLP as an audit partner from 2012 to 2013, as well as in a regulatory capacity with the Public Company Accounting Oversight Board (the "PCAOB") from 2004 to 2006, performing inspections of registered public accounting firms to assess their compliance with the Sarbanes-Oxley Act of 2002, rules of the PCAOB, regulations of the Securities and Exchange Commission and professional standards, in connection with the PCAOB's performance of audits, issuance of audit reports, and related matters involving issuers. Prior to Mr. Lee's tenure at the PCAOB, he served in various accounting and finance executive and management capacities with Mitsubishi Motors Credit of America, Inc., Premier Automotive Group of Ford Motor Company, Deloitte & Touche LLP, and a private company involved in the semiconductor business. Prior to the completion of graduate school in 1993 for a M.A. degree in Accounting at University of Southern California, Mr. Lee worked as a financial analyst at Security Pacific Merchant Bank Group based in Los Angeles, California. Mr. Lee has a B.A. in Economics from University of California, Irvine.

        Peter B. Ludlum, CMA has served as our Executive Vice President and Chief Financial Officer since April 2012. Mr. Ludlum previously served as the Chief Financial Officer of Energy and Power Solutions, Inc., an energy intelligence company, from April 2008 to March 2012. Mr. Ludlum also served as the Financial Compliance Officer from April 2006 to March 2008 and the Chief Financial Officer from April 2005 to April 2006 of Applied Medical Resources Corporation, a medical device company. Mr. Ludlum also served as Group Controller for IsoTis S.A., a biomedical company, from October 2003 to April 2005. IsoTis S.A. acquired GenSci Regeneration Sciences Inc., an orthobiologics company, in October 2003 where Mr. Ludlum served as Vice President and Chief Financial Officer from December 1999 to October 2003. Prior to his position at GenSci, Mr. Ludlum had served as the Vice President Finance and Chief Financial Officer from November 1996 to December 1999 of Pacific Biometrics, Inc., a diagnostic products and reference laboratory company. Earlier in his career, Mr. Ludlum had worked for Derlan Industries, Ltd., a diversified manufacturing company, as Corporate Controller and Treasurer and in various positions at Mobil Oil Corporation, an international oil and gas company, and for subsidiaries of Bechtel Corporation, an engineering, procurement, construction, and project management services provider, and PacifiCorp, a diversified utility holding company. He received a B.S. in Business and Economics with a major in accounting from Lehigh University in 1977 and a Masters in Business Administration with a concentration in Finance from California State University, Fullerton in 1991.

        On September 23, 2011, Mr. Ludlum was serving as the Chief Financial Officer of Energy and Power Solutions, Inc., or EPS, when EPS filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing was made in part to effect a sale of EPS' primary assets pursuant to Section 363 of the U.S. Bankruptcy Code, and the EPS bankruptcy case has been dismissed.

        Lan T. Tran, MPH has served as our Chief Administrative Officer and Corporate Secretary since May 2011. She has served as the Co-Chief Operating Officer and Corporate Secretary of Emmaus Medical since April 2010 and as the Chief Compliance Officer of Emmaus Medical since May 2008. Prior to joining Emmaus Medical, Ms. Tran was with LA BioMed, a non-profit medical research and education company, from September 1999 to April 2008 and held positions of increasing responsibility including Grants and Contracts Trainee from September 1999 to March 2000, Grants and Contracts Officer from April 2000 to August 2004, Associate Director, Pre-Clinical/Clinical Trials Unit from September 2004 to June 2005, Director, Pre-Clinical/Clinical Trials Unit from July 2005 to June 2007, and Assistant Vice President, Research Administration from June 2007 to April 2008. In her position as Director, Pre-Clinical/Clinical Trials Unit and Assistant Vice President, Research Administration,

Ms. Tran was part of the executive management team of LA BioMed and was responsible for all administrative aspects of research in her assigned area at LA BioMed, which had a research budget of $61,000,000 in 2008. Ms. Tran holds a B.S. in Psychobiology from UCLA, which was awarded in 1999, and a Masters of Public Health from UCLA which was awarded in 2002.

        Yasushi Nagasaki, CPA was appointed as our Senior Vice President, Finance effective April, 2012. From May 2011 to April 2012, Mr. Nagasaki served as our Chief Financial Officer. From September 2005 until joining us, Mr. Nagasaki was the Chief Financial Officer of Hexadyne Corporation, an aerospace and defense supplier. Mr. Nagasaki also served on the board of directors at Hexadyne Corporation from September 2005 to April 2011. From May 2003 to August 2005, Mr. Nagasaki was the Controller at Upsilon Intertech Corporation, an international distributor of defense and aerospace parts and sub systems. Mr. Nagasaki is a Certified Public Accountant and received a B.A. in Commerce from Waseda University and a M.A. in International Policy Studies from the Monterey Institute of International Studies, a graduate school of Middlebury College.

        Charles Stark, Pharm.D. was appointed Senior Vice President of Research and Development of the Company effective November 2013. Dr. Stark previously served as Director of Clinical Development at Bavarian Nordic, Inc., an immunotherapeutic company, from March 2013 to November 2013. Dr. Stark had also served as Associate Director of Medical Affairs from July 2010 to March 2013 for the Dendreon Corporation, an immunotherapeutic company, and prior to his position at Dendreon, he was the Director, Medical Science Liaisons (cardiovascular, metabolic and oncology) from July 1999 to July 2010 at Pfizer, Inc., a pharmaceutical company. Dr. Stark served as the Director of Investigational Drug Services and Clinical Research at LA BioMed at Harbor-UCLA Medical Center from 1989 to 2003 and at the Health Research Association at Los Angeles County USC Medical Center from 1995 to 1999. Dr. Stark has also served as a faculty member at the University of Southern California School of Pharmacy since 1997. Dr. Stark received his Pharm.D from the University of Southern California in 1982 and completed his residency at the Veteran's Affairs Medical Center in West Los Angeles in 1983.

Family Relationships

        There are no family relationships among any of the officers and directors.

Involvement in Certain Legal Proceedings

        Mr. Kuwahara filed for Chapter 7 bankruptcy protection in August 2010. Mr. Kuwahara was discharged as debtor in December 2010.

Board of Directors and Committees and Director Independence

        Our board of directors currently consists of five members. Our board of directors has determined that each of Ian Zwicker, Masaharu Osato and Jon Kuwahara is an "independent" director as defined by the NASDAQ Marketplace Rules currently in effect and all applicable rules and regulations of the SEC. All members of the Audit and Compensation, Nominating and Corporate Governance Committees satisfy the "independence" standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors' independence based on discussions with the directors and on its review of the directors' responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates.

Audit Committee

        We established our Audit Committee on May 3, 2011. The Audit Committee consists of Mr. Kuwahara, Mr. Zwicker and Dr. Osato, each of whom is an independent director as defined by the NASDAQ Marketplace Rules. Mr. Kuwahara serves as Chairman of the Audit Committee and qualifies as an "audit committee financial expert" as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee's responsibilities include:

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

Compensation, Nominating and Corporate Governance Committee

        We established our Compensation Committee and Nominating and Corporate Governance Committee on May 3, 2011. In May 2013, we combined these two committees into one. The Compensation, Nominating and Corporate Governance Committee consists of Mr. Zwicker, Dr. Osato and Mr. Kuwahara, each of whom is an independent director as defined by the NASDAQ Marketplace Rules. Mr. Zwicker serves as Chairman of the Compensation, Nominating and Corporate Governance Committee. The Compensation, Nominating and Corporate Governance Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors, assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting, fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The Compensation, Nominating and Corporate Governance Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation, Nominating and Corporate Governance Committee. A copy of the Compensation, Nominating and Corporate Governance Committee Charter is available on our website at www.emmausmedical.com.

Director Designation Agreement

        In connection with the private placement of securities we completed on September 11, 2013, we entered into an agreement, referred to as the Designation Agreement, with Dr. Niihara, TRW, who served as our placement agent, and Sarissa, an investor in the private placement. Pursuant to the agreement, we agreed to expand the size of our board of directors by three members to a total of eight directors, with one member to be designated by TRW and two members to be designated by Sarissa to fill the newly-created vacancies. On November 19, 2015, we, Dr. Niihara and Sarissa entered into an amendment to the Designation Agreement which terminated the Designation Agreement with respect to the Company, Dr. Niihara and Sarissa, and provides that those parties shall have no further rights or obligations to each other under the Designation Agreement. Furthermore, each of the Company, Sarissa and Dr. Niihara waived all rights each has ever had, has or may have under the Designation Agreement against each other, and released each other from any and all obligations each has ever had, has or may have to the other under the Designation Agreement. As a result of the amendment, Sarissa no longer has the right to designate any members of the Company's Board, nor does it have the right to approve any actions as were set forth in the Designation Agreement. On March 14, 2016, we, Dr. Niihara and TRW entered into an agreement which terminated the Designation Agreement in full. Accordingly, neither Sarissa nor TRW has any further right to designate any directors of the Company, and the Company does not need the consent of Sarissa or TRW to take actions with respect to any of the matters specified in the Designation Agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

        Our common stock is currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, our directors and officers and holders of 10% or more of our common stock are currently required to file statements of beneficial ownership with respect to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2015 the directors, officers and owners of more than 10% of our common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act except as follows: Dr. Osato filed one not timely Form 3 due to SEC filer codes being received late; Dr. Osato and Mr. Kuwahara each filed one not timely Form 4 reporting grant of options, in each case due to an administrative error; and Dr. Niihara failed to file one Form 4 reporting the exercise of warrants held by him, due to an administrative error.

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

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth information concerning the compensation earned by our Chief Executive Officer, Chief Financial Officer and our next three most highly compensated executive officers for the two fiscal years ended December 31, 2015 and 2014.

Name and Position	Year	Salary	Bonus	Option Awards	Total
Yutaka Niihara, M.D., MPH	2015	$250,000	$—	$—	$250,000
President, Chief Executive Officer and Chairman(1)	2014	250,000	—	—	250,000
Willis C. Lee	2015	180,000	—	—	180,000
Chief Operating Officer and Director	2014	180,000	—	—	180,000
Peter B. Ludlum	2015	180,000	—	—	180,000
Executive Vice President and Chief Financial Officer(2)	2014	180,000	—	—	180,000
Lan T. Tran, MPH	2015	180,000	—	—	180,000
Chief Administrative Officer and Corporate Secretary(2)	2014	180,000	—	—	180,000
Yasushi Nagasaki	2015	180,000	—	—	180,000
Senior Vice President, Finance	2014	180,000	—	—	180,000

(1)
Dr. Niihara was elevated to the title of Chairman on May 1, 2015. From May 1, 2015 until December 16, 2015, Dr. Niihara served as our Chief Scientific Officer rather than our Chief Executive Officer.

(2)
From May 1, 2015 until December 16, 2015, Mr. Ludlum and Ms. Tran served as an executive committee that served the role of our principal executive officer.

        Total compensation for Dr. Niihara, Mr. Lee and Ms. Tran for the years ended December 31, 2015 and 2014 did not include an amount for the annual performance bonus pursuant to their respective employment agreements. We did not grant performance-based cash bonuses in 2015 and 2014 in part because of management's emphasis on preserving available capital to fund operating expenses. Additionally, specific performance criteria were not established for our executive officers for 2015 or 2014. Each of our executive officers waived any right under their respective employment agreement to an annual performance bonus for 2015 and 2014 and we did not incur any liability as a result of not granting such performance-based cash bonuses.

        There were no option or other equity grants to management in 2014 or 2015.

Outstanding Equity Awards at 2015 Fiscal Year End

        The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of the 2015 fiscal year.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price	Option Expiration Date
Yutaka Niihara, M.D., MPH	250,000	—		$3.60	4/1/2022
	472,222	27,778	(1)	$3.60	2/28/2023
Willis C. Lee	250,000	—		$3.60	4/1/2022
	472,222	27,778	(1)	$3.60	2/28/2023
Peter B. Ludlum	472,222	27,778	(1)	$3.60	2/28/2023
Lan T. Tran, MPH	250,000	—		$3.60	4/1/2022
	472,222	27,778	(1)	$3.60	2/28/2023
Yasushi Nagasaki	250,000	—		$3.60	4/1/2022
	472,222	27,778	(1)	$3.60	2/28/2023

(1)
One-third (1/3) of the options vested on February 28, 2014, the first anniversary of the grant date. The remaining two-thirds (2/3) vest in approximately equal monthly installments over a period of two years thereafter.

Employment Agreements

        On April 5, 2011, we entered into employment agreements with Yutaka Niihara, M.D., MPH, our Chief Executive Officer, Willis C. Lee, our Chief Operating Officer, and Lan T. Tran, MPH, our Chief Administrative Officer. On April 8, 2011, we entered into an employment agreement with Yasushi Nagasaki, our former Chief Financial Officer and current Senior Vice President, Finance. On April 2, 2012, we entered into an employment agreement with Peter B. Ludlum, our Executive Vice President and Chief Financial Officer (the employment agreements, collectively, are referred to as the "Employment Agreements"). Each of the Employment Agreements has an initial two-year term, unless terminated earlier. Mr. Nagasaki's employment agreement expired in April 2013, and Mr. Ludlum's employment agreement expired in April 2014. The Employment Agreements for Dr. Niihara, Mr. Lee and Ms. Tran automatically renew for additional one-year periods unless the Company or the officer provides notice of non-renewal at least 60 days prior to the expiration of the then current term.

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

        Equity Compensation.    The Employment Agreements state that at the end of each calendar year on December 31, or as soon as reasonably practicable after such date (each a "Grant Date"), the

Company will grant non-qualified 10-year stock options with a Black-Scholes-Merton value of $100,000 to Dr. Niihara, $50,000 to Mr. Lee, and $40,000 to Ms. Tran, in each case with an exercise price per share equal to the "Fair Market Value" (as such term is defined in the Company's 2011 Stock Incentive Plan) on the applicable Grant Date. One-third of the options granted to each officer will vest on the first anniversary of the applicable Grant Date, one-third will vest on the second anniversary of the applicable Grant Date and the final one-third will vest on the third anniversary of the applicable Grant Date, although our current practice is to grant options that vest one-third on the first anniversary of the applicable Grant Date and then vest equally on a monthly basis until the third anniversary of the applicable Grant Date. Any unvested options will vest immediately upon a change in control (as defined below), termination of the officer's employment other than a voluntary termination by the officer or a termination of the officer for cause. In the event that the officer is terminated for any reason other than cause, death or disability or retirement, each option, to the extent that it is exercisable at the time of such termination, shall remain exercisable for the 90 day period following such termination, but in no event following the expiration of its term. In the event that the officer's employment terminates on account of death, disability or, with respect to any non-qualified stock option, retirement, each option granted that is outstanding and vested as of the date of such termination shall remain exercisable by such officer (or the officer's legal representatives, heirs or legatees) for the one-year period following such termination, but in no event following the expiration of its term.

        Severance Compensation.    If Dr. Niihara's, Mr. Lee's, or Ms. Tran's employment is terminated for any reason during the term of his or her respective employment agreement, other than without cause or good reason, each will be entitled to receive his or her base salary prorated through the termination date, any expense reimbursement due and owing for reasonable and necessary business expenses, and unpaid vacation benefits (the "Voluntary Termination Benefits"). If Dr. Niihara's, Mr. Lee's, or Ms. Tran's employment is terminated due to death or disability of such officer during the term of his or her respective employment agreement, then such officer will also receive an amount equal to his or her target annual performance bonus, and for a termination due to disability only, six additional months of his or her base salary to be paid out over a six-month period and payment of COBRA benefits of up to six months following the termination. If Dr. Niihara's employment is terminated without cause or Dr. Niihara resigns with good reason (not within two years following a change in control), he will receive the Voluntary Termination Benefits and, provided he signs a Release, a severance package equal to one year of his base salary to be paid out over a 12-month period, a pro rata amount of the annual performance bonus for the calendar year in which the termination date occurs based on the achievement of any applicable performance terms or goals for the year, and payment of COBRA benefits of up to 12 months following the termination. If the employment of any of Mr. Lee, or Ms. Tran is terminated without cause or any of them resigns with good reason (not within two years following a change in control) during the term of his or her respective employment agreement, he or she will receive the Voluntary Termination Benefits and, provided he or she signs a Release, a severance package equal to six months of his or her base salary to be paid out over a six-month period, an amount equal to half of the targeted annual performance bonus, and payment of COBRA benefits of up to six months following the termination.

        Termination with cause includes a proven act of dishonesty, fraud, embezzlement or misappropriation of Company proprietary information; a conviction of, or plea of nolo contendere to, a felony or a crime involving moral turpitude; willful misconduct which cannot be cured on reasonable notice to the officer; or the officer's habitual failure or refusal to perform his duties if such failure or refusal is not cured within 20 days after receiving written notice thereof from the board of directors. Good reason includes a reduction of more than 10% to the officer's base salary or other compensation (except as part of a general reduction for all executive employees); a material diminution of the officer's authority, responsibilities, reporting or job duties (except for any reduction for cause); the Company's material breach of the Employment Agreement; or, in the case of Dr. Niihara, Mr. Lee and

Ms. Tran, a relocation of the business requiring the officer to move or drive to work more than 40 miles from its current location. The officer may terminate the Employment Agreement for good reason if he or she provides written notice to the Company within 90 days of the event constituting good reason and the Company fails to cure the good reason within 30 days after receiving such notice.

        Change of Control.    The Employment Agreements will not be terminated upon a change of control. A change of control means any merger or reorganization where the holders of the Company's capital stock prior the transaction own fewer than 50% of the shares of capital stock after the transaction, an acquisition of 50% of the voting power of the Company's outstanding securities by another entity, or a transfer of at least 50% of the fair market value of the Company's assets. Upon Dr. Niihara's termination without cause or good reason that occurs within two years after a change of control, he will receive the Voluntary Termination Benefits and, provided he signs a release of all claims relating to his employment, a severance package equal to two years of his base salary to be paid out over a 12-month period, an amount equal to double the targeted annual performance bonus, payment of COBRA benefits of up to 18 months following the termination; and a one-time cash payment of $3.0 million. Upon Mr. Lee's or Ms. Tran's termination without cause or good reason that occurs within two years after a change of control, he or she will receive the Voluntary Termination Benefits and, provided he or she signs a Release, a severance package equal to one year of his or her base salary to be paid out over a 12-month period, an amount equal to the full year targeted annual performance bonus, payment of COBRA benefits of up to 12 months following the termination. Mr. Lee and Ms. Tran will also receive a one-time cash payment of $200,000. In addition, each officer's unvested equity awards shall vest upon such termination and the officer will have 36 months in which to sell or exercise such awards (subject to expiration of the term of such options). The officer will also be free from all lock-up or other contractual restrictions upon the free sale of shares that are subject to waiver by the Company upon such termination.

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

  •
  a one-time grant of 2,000 options to the chairman of each committee; and

  •
  a one-time grant of 10,000 options to the Chairman of the Board, if a non-employee.

Options granted under this program are expected to vest over 3 years. Pursuant to the 2011 Stock Incentive Plan, non-employee directors receive at a minimum an annual grant of 10,000 options. Additionally, the Chairman of the Board receives a one-time retainer grant of 10,000 options and each committee chair receives a one-time retainer grant of 2,000 options. These provisions of the 2011 Stock Incentive Plan have effectively been superseded by the current non-employee director compensation program. Because the Company did not hold a 2015 annual meeting of stockholders, directors were not granted any options in 2015.

        The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2015 by the non-employee members of our board of directors. Compensation earned by our current and former employee directors, Yutaka Niihara, M.D., MPH and Willis C. Lee, who do not receive compensation for their services as a director, is reported above under the heading "Summary Compensation Table."

Name	Fees Earned or Paid in Cash	Option Awards	Total
Henry A. McKinnell, Jr., Ph.D.	$13,900	$—	$13,900
Tracey C. Doi	9,400	—	9,400
Duane K. Kurisu(4)	4,100	—	4,100
Akiko Moni Miyashita	10,300	—	10,300
Phillip M. Satow	10,400	—	10,400
Mayuran Sriskandarajah	12,200	—	12,200
Scott Gottlieb	—	—	—
Ian Zwicker	—	—	—
Jon Kuwahara	—	—	—
Masaharu Osato, M.D.	—	—	—

Total	$60,300	$—	$60,300

        As of December 31, 2015, our former non-employee directors had option awards outstanding pursuant to the 2011 Stock Incentive Plan to purchase the following number of shares of our common stock in the table directly below:

Name	Number of Securities Underlying Unexercised Options ($) Exercisable (Vested)		Number of Securities Underlying Unexercised Options ($) Unexercisable (Unvested)	Option Exercise Price	Option Expiration Date
Henry A. McKinnell, Jr., Ph.D(1).	27,000		—	$3.60	12/19/2021
	166,667	(a)	—	$3.60	2/28/2023
	10,000		—	$0.00	2/28/2023
	20,000		—	$3.60	2/26/2024
Maurice J. DeWald(2)	12,000		—	$3.60	12/19/2021
	75,000		—	$3.60	4/2/2022
	166,667	(a)	83,333	$3.60	2/28/2023
	10,000		—	$0.00	2/28/2023
	17,333	(b)	34,667	$3.60	2/26/2024
Duane K. Kurisu(3)	100,000		—	$4.90	5/8/2024
Phillip M. Satow(4)	33,334		—	$4.90	5/8/2024
Mayuran Sriskandarajah(5)	33,334		—	$5.10	7/17/2024

(a)
Options vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years with the first one-third (1/3) vesting on February 28, 2014.

(b)
Options vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years with the first one-third (1/3) vesting on February 26, 2015.

(1)
Dr. McKinnell resigned from the board of directors on August 19, 2015.

(2)
Mr. DeWald resigned from the board of directors on May 8, 2014.

(3)
Mr. Kurisu resigned from the board of directors on January 9, 2015.

(4)
Mr. Satow resigned from the board of directors on August 3, 2015

(5)
Mr. Sriskandarajah resigned from the board of directors on November 19, 2015

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

Purpose

        The purpose of the Plan is to attract, retain and motivate select employees, consultants and directors for us and our affiliates and to provide incentives and rewards for superior performance. As of December 31, 2015, there were approximately 21 Eligible Persons who were our directors or employees of one of our subsidiaries.

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

        Exercise of Options and SARs.    To the extent exercisable in accordance with the agreement granting them, an option or SAR may be exercised in whole or in part, during the term established by the Committee, subject to earlier termination relating to a holder's termination of employment or service. The expiration date of options and SARs may not exceed 10 years from the date of grant (five years in the case of ISOs granted to employees who, on the grant date, own more than 10% of the combined voting power of all classes of our stock).

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

Term of the Plan; Amendments or Termination

        The term of the Plan is 10 years from the date of adoption by the board of directors. Our board of directors may from time to time, amend, alter, suspend, discontinue or terminate the Plan; provided that no amendment, suspension or termination of the Plan shall materially and adversely affect Awards already granted. Furthermore, the Plan specifically prohibits the repricing of stock options or SARs without stockholder approval. For this purpose, a "repricing" means any of the following (or any other action that has the same effect as any of the following): (i) changing the terms of a stock option or SAR to lower its exercise price; (ii) any other action that is treated as a "repricing" under generally accepted accounting principles; and (iii) repurchasing for cash or canceling a stock option or SAR at a time when its exercise price is greater than the fair market value of the underlying stock in exchange for another award, unless the cancellation and exchange occurs in connection with a change in capitalization or similar change. Such cancellation and exchange would be considered a "repricing" regardless of whether it is treated as a "repricing" under generally accepted accounting principles and regardless of whether it is voluntary on the part of the participant.

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

        Generally, taxes are not due when a restricted stock or RSU award is initially granted, but the restricted stock becomes taxable when it is no longer subject to a "substantial risk of forfeiture" (generally, when it becomes vested or nontransferable), in the case of restricted stock, or when shares are issued in connection with vesting, in the case of an RSU. Income tax is calculated on the value of the stock at ordinary rates at that time, and then at capital gain rates when the shares are sold.

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

        The grant of a stock appreciation right ("SAR') generally will have no federal income tax consequences for the participant. Upon the exercise of a SAR, the participant will recognize ordinary income equal to the excess of the fair market value, on the date of exercise, of the shares of common stock with respect to which the SAR is being exercised, over the exercise price of the SAR for such shares. Generally, we will be entitled to a deduction equal to the amount of ordinary income recognized by the participant at the time the participant recognizes such income for tax purposes.

        Section 409A of the Code provides additional tax rules governing non-qualified deferred compensation. Generally, Section 409A will not apply to awards granted under the Plan, but may apply in some cases to RSUs. For such awards subject to Section 409A, certain of our officers may experience a delay of up to six months in the settlement of the awards in shares of our stock.

        Awards granted under the Plan may be structured to qualify as performance-based compensation under Section 162(m) of the Code. To qualify, the Plan must satisfy the conditions set forth in Section 162(m) of the Code, and stock options and other awards must be granted under the Plan by a committee consisting solely of two or more outside directors (as defined under Section 162 regulations) and must satisfy the Plan's limit on the total number of shares that may be awarded to any one participant during any calendar year. For awards other than stock options and SARs to qualify, the grant, issuance, vesting, or retention of the award must be contingent upon satisfying one or more of the performance criteria set forth in the Plan, as established and certified by a committee consisting solely of two or more outside directors. The rules and regulations promulgated under Section 162(m) are complicated and subject to change from time to time, sometimes with retroactive effect. In addition, a number of requirements must be met in order for particular compensation to so qualify. As such, there can be no assurance that any compensation awarded or paid under the Plan will be deductible under all circumstances. The Compensation, Nominating and Corporate Governance Committee retains the right to make awards which would not be deductible under Section 162(m).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and convertible notes held by that person that are currently exercisable or become exercisable within 60 days of May 10, 2016 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

        The number of shares of our common stock outstanding as of May 10, 2016 excludes 7,316,201 shares of common stock underlying outstanding options, 5,015,918 shares of common stock underlying outstanding warrants and 3,264,535 shares of common stock underlying outstanding principal and accrued interest amount on the convertible notes as of May 10, 2016. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable. Unless otherwise indicated in the table or its footnotes, the address of each stockholder listed in the table is c/o Emmaus Life Sciences, Inc., 21250 Hawthorne Boulevard, Suite 800, Torrance, California 90503.

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership of Shares of Common Stock		Percent of Class(1)
Directors and Executive Officers
Yutaka Niihara, M.D., MPH	Chief Executive Officer and Chairman of the Board	11,793,005	(2)	38.4%
Steve Lee	Interim Chief Financial Officer	—		*
Peter B. Ludlum	Co-President and Chief Business Officer	503,000	(3)	1.7%
Yasushi Nagasaki	Senior Vice President, Finance	840,841	(4)	2.9%
Willis C. Lee	Chief Operating Officer and Director	999,057	(5)	3.4%
Lan T. Tran, MPH	Co-President, Chief Administrative Officer and Corporate Secretary	775,294	(6)	2.6%
Ian Zwicker.	Director	—		*
Masaharu Osato, M.D.	Director	493,616	(7)	1.7%
Jon Kuwahara	Director	—		*
Officers and Directors as a Group (total of 9 persons)		15,404,813	(8)	45.9%
5% or More Owners
Daniel R. and Yuka I. Kimbell		2,434,028	(9)	8.5%
Sarissa Capital Management LP		1,997,657	(10)	6.8%

*
Less than 1%.

(1)
Based on 28,563,478 shares of common stock issued and outstanding as of May 10, 2016.

(2)
Includes 9,671,718 shares that are held jointly by Yutaka Niihara and his wife and Soomi Niihara. Also includes 44,229 shares of common stock for which Dr. Niihara is custodian. Dr. Niihara may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities. Also includes 55,556 shares owned by Hope Hospice. Dr. Niihara is the Chief Executive Officer of Hope Hospice and has voting and investment power over such shares. Also includes 750,000 shares underlying stock options, 1,300,000 shares underlying warrants to purchase shares of common stock and 71,287 shares of common stock underlying outstanding convertible notes, in each case exercisable or convertible within 60 days after May 10, 2016.

(3)
Includes 500,000 shares underlying options to purchase shares of common stock.

(4)
Includes 90,841 shares of common stock underlying outstanding convertible notes convertible within 60 days after May 10, 2016, and 750,000 shares underlying options to purchase shares of common stock exercisable within 60 days after May 10, 2016.

(5)
Includes 750,000 shares underlying options to purchase shares of common stock exercisable within 60 days after May 10, 2016.

(6)
Includes 750,000 shares underlying options to purchase shares of common stock exercisable within 60 days after May 10, 2016.

(7)
Includes 491,506 shares that are held by Osato Medical Clinic and its pension plan.

(8)
Includes options to purchase 3,500,000 shares of common stock, warrants to purchase 1,300,000 shares of common stock and 162,128 shares of common stock underlying outstanding convertible notes, in each case exercisable or convertible within 60 days after May 10, 2016.

(9)
Includes 44,229 shares of common stock held by the holder as custodian. Daniel and Yuka Kimbell may be deemed the indirect beneficial owner of these securities since they have sole voting and investment control over the securities. The address for these stockholders is 16 N. Marengo Street, Suite 307, Pasadena, CA 91101.

(10)
Includes (i) 1,192,801 shares of common stock held by Sarissa Capital Domestic Fund LP ("Sarissa Domestic"), consisting of 715,121 shares of common stock and 477,680 shares underlying warrants to purchase shares of common stock and (ii) 804,856 shares of common stock held by Sarissa Capital Offshore Master Fund LP ("Sarissa Offshore"), consisting of 482,536 shares of common stock and 322,320 shares underlying warrants to purchase shares of common stock. Sarissa, as the investment advisor to Sarissa Domestic and Sarissa Offshore (collectively, the "Sarissa Funds"), may be deemed to beneficially own the 1,997,657 aggregate shares beneficially owned by the Sarissa Funds on the basis of its sole or shared power to vote or direct the vote of such shares and/or its sole or shared power to dispose or direct the disposition of such shares. By virtue of his position as the Chief Investment Officer of Sarissa and as the managing member of Sarissa's general partner, Dr. Alexander J. Denner may also be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the 1,997,657 shares beneficially owned by the Sarissa Funds. The address for this stockholder is 660 Steamboat Road, Greenwich, CT 06830.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2015 regarding compensation plans, including any individual compensation arrangements, under which equity securities of the Company are authorized for issuance. Please see Part III. Item 11 "2011 Stock Incentive Plan" for a description of the terms of the 2011 Stock Incentive Plan as amended.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by securityholders	4,753,335	$3.60	4,246,665

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Emmaus Medical, Inc.

        Emmaus Life Sciences, Inc., Emmaus Medical Emmaus Medical, Newfield Nutrition, EM Japan and EM Europe, which are either our directly or indirectly wholly-owned subsidiaries, each have interlocking executive and director positions with us and with each other. Dr. Niihara and Mr. Lee are directors of Newfield Nutrition. Dr. Niihara is a director of EM Japan. Dr. Niihara and Ms. Tran are directors of EM Europe. The officers of Emmaus Life Sciences are also the officers of Emmaus Medical and Newfield Nutrition and hold the same officer positions in Emmaus Medical and Newfield Nutrition as they do in Emmaus Life Sciences.

Loans by Related Persons

        The following table sets forth information relating to our loans from related persons outstanding as of the date hereof or at any time during the year ended December 31, 2015.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2015	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at December 31, 2015
Notes payable to related parties—current:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$8,000	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	8,000	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	4,000	—	—
	Yutaka Niihara(2)(4)	10%	12/5/2012	Due on demand	126,730	1,213,700	1,086,970	56,722	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	2,000	—	—
	Lan T. Tran(2)	11%	2/10/2014	2 years(3)	106,976	106,976	—	—	—	—
	Hideki & Eiko Uehara(5)	11%	2/15/2014	2 years	133,333	133,333	—	—	—	—
	Hope Hospice(1)	10%	1/7/2015	2 years(3)	100,000	100,000	—	—	—	—
	James Lee(5)	10%	1/26/2015	2 years(3)	50,000	50,000	—	—	—	—
	Hope Hospice(1)	10%	1/29/2015	2 years(3)	30,000	30,000	—	—	—	—
	Yutaka Niihara(2)(4)	10%	1/29/2015	Due on demand	—	20,000	20,000	773
	Lan T. Tran(2)	10%	2/9/2015	2 years(3)	10,000	10,000	—	—	—	—
	Charles Stark(2)	10%	2/10/2015	2 years(3)	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	2/20/2015	2 years(3)	10,000	10,000	—	—	—	—
	Cuc T. Tran(5)	11%	3/5/2015	1 year	13,161	13,161	—	—	—	—
	Yutaka Niihara(2)(4)	10%	4/7/2015	2 years(3)	500,000	500,000	—	—	—	—
	Yutaka Niihara(2)(4)	10%	5/21/2015	Due on demand	826,105	826,105	—	—	—	—
	Masaharu & Emiko Osato(4)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—

				Sub total	$2,766,304	$3,873,275	$1,106,970	$79,495	$—	—
Convertible notes payable to related parties—current:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$298,000	$388,800	$90,800	$—	$3.30	108,505

				Sub total	$298,000	$388,800	$90,800	$—	$—	108,505
Non-Current, convertible notes payable to related parties:
	Yutaka Niihara(2)(4)	10%	9/29/2015	2 years	$100,000	$100,000	$—	$—	$4.50	22,794
	Charles & Kimxa Stark(2)	10%	10/1/2015	2 years	20,000	20,000			4.50	4,556
	Yutaka & Soomi Niihara(2)(4)	10%	11/16/2015	2 years	200,000	200,000			4.50	45,004

				Sub total	320,000	320,000	$—	$—	$—	72,354

				Total	$3,384,304	$4,582,075	$1,197,770	$—	$—	180,859

(1)
Dr. Niihara, who is our CEO, is also the CEO of Hope Hospice.

(2)
Officer

(3)
Due on Demand

(4)
Director

(5)
Family of Officer/Director

        The above loans were made to provide us with needed working capital.

        In March 2015, we refinanced a one year promissory note payable to Ms. Cuc T. Tran, in the amount of $13,161. The new note bears interest at 11% per annum and matures on the anniversary date of the note. Ms. Tran is a family member of Ms. Lan T. Tran, one of our officers.

Guarantees by Officers

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

        On March 5, 2015, we issued a convertible promissory note to Dr. Terasaki in the amount of $656,052. Dr. Niihara provided a personal guarantee of the promissory note issued to Dr. Terasaki.

        On December 9, 2015, we issued a convertible promissory note payable to Dr. Takemoto for $82,305. Dr. Niihara provided a personal guarantee of the promissory note issued to Dr. Takemoto.

        On December 9, 2015, we issued a convertible promissory note payable to Ms. Matsuo for $57,613. Dr. Niihara provided a personal guarantee of the promissory note issued to Ms. Matsuo.

        On December 9, 2015, we issued a convertible promissory note payable to Ms. Takemoto for $41,152. Dr. Niihara provided a personal guarantee of the promissory note issued to Ms. Takemoto.

        On December 30, 2015, we issued a promissory note payable to Dr. Osato & Mrs. Osato for $300,000. Dr. Niihara provided a personal guarantee of the promissory note issued to Dr. Osato & Mrs. Osato.

        On February 25, 2016, we issued a promissory note payable to Dr. Osato & Mrs. Osato for $400,000. Dr. Niihara provided a personal guarantee of the promissory note issued to Dr. Osato & Mrs. Osato.

        On April 14, 2016, we issued a promissory note payable to The Shitabata Family Trust for $250,000. Dr. Niihara provided a personal guarantee of the new promissory note issued to The Shitabata Family Trust.

        On April 18, 2016, we entered into a loan agreement with Agility Capital II, LLC for $1,035,000. This loan is personally guaranteed by Dr. Niihara and secured by certain of his real property.

        On May 13, 2016, we entered into a loan agreement with Agility Capital II, LLC for $260,000. This loan is personally guaranteed by Dr. Niihara and secured by certain of his real property.

Policy for Approval of Related Party Transactions

        All related party transactions during the year ended December 31, 2015 have been reviewed and approved by the independent directors of our board of directors. On May 9, 2013, our board of directors approved a written policy, or the Policy, for the review, approval and ratification of related-party transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. It is the responsibility of the board to administer the Policy. From time to time, however, the board may delegate responsibility for administration of the Policy to the Compensation, Nominating and Corporate Governance Committee of the board. Whichever body is responsible for administering the Policy at any given time or in regard to a particular related-party transaction is referred to as the "Reviewing Body."

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

Director Independence

        Currently, our board of directors has determined that each of Ian Zwicker, Masaharu Osato and Jon Kuwahara is an "independent" director as defined by the NASDAQ Marketplace Rules, currently in effect and all applicable rules and regulations of the SEC. All members of the Audit and Compensation, Nominating and Corporate Governance Committees satisfy the "independence" standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors' independence based on discussions with the directors and on its review of the directors' responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates.

        Mr. Zwicker, Dr. Osato and Mr. Kuwahara, each of whom is an independent director as defined by the NASDAQ Marketplace Rules, are the sole members of the Audit Committee and the Compensation, Nominating and Corporate Governance Committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        SingerLewak LLP ("SingerLewak") was engaged by the Company to serve as its independent registered public accounting firm on January 14, 2016. Prior to such engagement, KPMG LLP ("KPMG") was serving as the Company's independent registered public accounting firm. The following table presents fees billed or to be billed, including reimbursements for expenses, for professional audit services rendered by SingerLewak for the audit of the Company's consolidated financial statements for the year ended December 31, 2015 and re-audit of 2014. It also includes fees for services rendered by KPMG for the audit of the Company's consolidated financial statements for the year ended December 31, 2014 and interim reviews of the Company's quarterly financial statements for the year ended December 31, 2014 and the periods ended June 30, 2015 and March 31, 2015. The schedule includes fees billed for other services rendered by KPMG during those periods.

	Year ended December 31,2015		Year ended December 31,2014
	SingerLewak	KPMG	SingerLewak	KPMG
Audit Fees (including fees for interim reviews)	$218,587	$121,850	$95,500	$231,200
Audit-Related Fees		10,000	—	—
All Other Fees	—	—	—	71,780

Total	$218,587	$131,850	$95,500	$302,980

        On January 14, 2016, the Company dismissed KPMG as its independent registered public accounting firm. In connection with the audits of the fiscal years ended December 31, 2014 and 2013 and through January 14, 2016, there were no: (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference to the subject matter of the disagreements in connection with their report, or (2) reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as follows:

  •
  The Company's management had identified that the Company had a material weakness in its internal control over financial reporting and concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of the periods set forth therein; and

  •
  As of such time, the Company had not yet filed its interim financial statements for the periods ended June 30, 2015, and September 30, 2015, since a member of the Company's Audit Committee (who is no longer on the Company's Board of Directors) would not approve the filing of the June 30, 2015 Form 10-Q. The unwillingness of the Audit Committee member to approve the Form 10-Q filing arose from unspecified concerns. KPMG informed the Company that they would not be able to complete their review of the Company's interim financial statements for the period ended June 30, 2015 until such concerns had been independently investigated by the Company's Audit Committee or Board of Directors. The lack of independent representation on the Company's Audit Committee delayed the Company's ability to review and investigate the reasons the former Audit Committee member would not approve the filing of the June 30, 2015 Form 10-Q.

        On January 14, 2016, the Company engaged SingerLewak LLP ("SingerLewak") as the Company's independent registered public accounting firm, effective immediately. The engagement was approved by the Audit Committee on January 14, 2016. Prior to January 14, 2016, neither the Company nor anyone acting on its behalf consulted with SingerLewak regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company; or (ii) any matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a "reportable event" as described in Item 304(a)(1)(v) of Regulation S-K.

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

1.
Financial Statements: See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K.

2.
Financial Statement Schedule: See Notes to Consolidated Financial Statements starting on page F-8 of this Annual Report on Form 10-K.

3.
Exhibits: The exhibits listed in the accompanying "Exhibit Index" are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.		Exhibit Description
2.1		Merger Agreement dated as of April 21, 2011 by and among the registrant, AFH Merger Sub, Inc., AFH Holding and Advisory, LLC, and Emmaus Medical, Inc. (incorporated by reference from Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011).

3.1		Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on February 1, 2008).

3.2		Bylaws (incorporated by reference from Exhibit 3.2 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on February 1, 2008).

3.2(a	)	Amendment No. 1 to the Company's Bylaws (incorporated by reference from Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2013).

3.3		Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May 3, 2011 (incorporated by reference from Exhibit 3.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

3.4		Certificate of Ownership and Merger effecting the name change to Emmaus Life Sciences, Inc. filed with the Delaware Secretary of State on September 14, 2011 (incorporated by reference from Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2011).

4.1		Convertible Promissory Note (Cash Interest) dated March 14, 2011 (incorporated by reference from Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

4.2		Form of Convertible Note (No Interest) entered into with the persons indicated in Schedule A attached to the Form of Convertible Note (incorporated by reference from Exhibit 4.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

4.3		Convertible Promissory Note (Cash Interest) dated November 23, 2010 (incorporated by reference from Exhibit 4.5 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

4.4		Specimen Certificate of Common Stock (incorporated by reference from Exhibit 4.6 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

Exhibit No.	Exhibit Description
4.5	Warrant dated January 17, 2012 issued by the registrant to Hope International Hospice, Inc (incorporated by reference from Exhibit 4.11 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

4.6	Form of Warrant issued by the registrant to the persons indicated in Schedule A attached to the Form of Warrant (incorporated by reference from Exhibit 4.12 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

4.7	Warrant issued by the registrant to the persons indicated in Schedule A attached to the Warrant (incorporated by reference from Exhibit 4.13 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

4.8	Form of Warrant dated February 29, 2012 issued to Henry McKinnell in the amounts indicated on Schedule A attached to the Form of Warrant (incorporated by reference from Exhibit 4.15 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

4.9	Form of Warrant issued by the registrant to Yutaka Niihara (incorporated by reference to Exhibit 4.9 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012).

4.10	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013)

4.11	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

4.12	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

4.13	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

4.14	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).

4.15	Convertible Promissory Note, dated April 3, 2013, issued by the registrant to Yoshiko & Yuki Takemoto (incorporated by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).

Exhibit No.	Exhibit Description
4.16	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).

4.17	Convertible Promissory Note, dated May 1, 2013, issued by the registrant to Dr. Paul Terasaki (incorporated by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).

4.18	Form of Warrant issued by the registrant to Dr. Paul Terasaki (incorporated by reference to Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).

4.19	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.20	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.21	Convertible Promissory Note, dated July 11, 2013, issued by the registrant to Yung Ming Suh (incorporated by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.22	Convertible Promissory Note, dated July 18, 2013, issued by the registrant to the Takemoto Family (incorporated by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.23	Convertible Promissory Note, dated October 5, 2013, issued by the registrant to MLPF&S Cust FBO Willis C. Lee (incorporated by reference to Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.24	Convertible Promissory Note, dated October 10, 2013, issued by the registrant to The Shitabata Family Trust (incorporated by reference to Exhibit 4.6 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013).

4.25	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A (incorporated by reference from Exhibit 4.22 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013).

4.26	Promissory Note dated December 5, 2012 issued by the registrant to Dr. Yutaka Niihara (incorporated by reference from Exhibit 4.23 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013).

4.27	Convertible Promissory Note dated January 12, 2014 issued by the registrant to Shigeru Matsuda (incorporated by reference from Exhibit 4.47 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

Exhibit No.	Exhibit Description
4.28	Form of Promissory Note issued by the registrant to the persons (Matsuda and Uehara) indicated in Schedule A (incorporated by reference from Exhibit 4.48 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

4.29	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

4.30	Convertible Promissory Note, dated May 1, 2014, issued by the registrant to Dr. Paul Terasaki (incorporated by reference from Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

4.31	Form of Warrant issued by the registrant to Dr. Paul Terasaki (incorporated by reference from Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

4.32	Form of Warrant issued by the registrant on June 10, 2014 to holders of warrants issued by the registrant in its September 11, 2013 private placement who exercised such warrants (incorporated by reference from Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

4.33	Convertible Promissory Note, dated October 10, 2014, issued by the registrant to The Shitabata Family Trust (incorporated by reference from Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2014).

4.34	Convertible Promissory Note, Dated December 21, 2014, issued by the registrant to Alison Brown-Carvalho (incorporated by reference from Exhibit 4.35 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015).

4.35	Form of Convertible Promissory Note issued by the registrant to Sun Moo & Hyon Sil Lee, Shigenori Yoshida, and Yoshiko Takemoto (incorporated by reference from Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2015).

4.36	Convertible Promissory Note, dated March 2, 2015, issued by the registrant to J.R. Downey (incorporated by reference from Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2015).

4.37	Convertible Promissory Note, dated March 5, 2015, issued by the registrant to Dr. Paul Terasaki (incorporated by reference from Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2015).

4.38	Convertible Promissory Note, dated March 20, 2015, issued by the registrant to Yukio Hatoyama (incorporated by reference from Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2015).

4.39	Form of Warrant to Purchase Shares of Common Stock issued by the registrant to J. R. Downey and Dr. Paul Terasaki (incorporated by reference from Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2015).

Exhibit No.		Exhibit Description
4.40		Convertible Promissory Note, dated April 2, 2015, issued by the registrant to Yu Mei Lun Susan (incorporated by reference from Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2016).

4.41		Convertible Promissory Note, dated April 3, 2015, issued by the registrant to Yoshiko & Yuki Takemoto (incorporated by reference from Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2016).

4.42		Form of Convertible Promissory Note issued by the registrant to Alvin Yong, Eastwind, Ltd., and Alfred and Janet Lui Family Trust (incorporated by reference from Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2016).

4.43		Form of Convertible Promissory Note issued by the registrant to IBC Solutions Ltd. and Dr. Yutaka Niihara (incorporated by reference from Exhibit 4.1 to the registrant's Quarterly Report on From 10-Q filed with the Securities and Exchange Commission on May 20, 2016).

4.44		Convertible Promissory Note, dated July 18, 2015, issued by the registrant to The Takemoto Family (incorporated by reference from Exhibit 4.2 to the registrant's Quarterly Report on From 10-Q filed with the Securities and Exchange Commission on May 20, 2016).

4.45		Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note

10.1	+	2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(a)	+	Form of Incentive Stock Option Agreement (Time-based and Performance-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(a) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(b)	+	Form of Incentive Stock Option Agreement (Time-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(b) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(c)	+	Form of Non-Qualified Stock Option Agreement (Time-based and Performance-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(c) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(d)	+	Form of Non-Qualified Stock Option Agreement (Time-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(d) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(e)	+	Form of Restricted Stock Agreement (Time-based and Performance-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(e) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

Exhibit No.		Exhibit Description
10.1(f)	+	Form of Restricted Stock Agreement (Time-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(f) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(g)	+	Amended and Restated 2011 Stock Incentive Plan (incorporated by reference from Annex A to the registrant's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 21, 2013).

10.1(h)	+	Amended and Restated 2011 Stock Incentive Plan (incorporated by reference from Annex A to the registrant's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 19, 2014).

10.2		License Agreement dated as of March 7, 2001 by and between Harbor-UCLA Research and Education Institute and Orphan Drug International, L.L.C (i.e. Emmaus Medical, Inc.) and corresponding Addendum to the License Agreement entered into December 19, 2003 between Harbor-UCLA Research and Education Institute and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.4 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.3		Assignment and Transfer Agreement dated as of February 1, 2011 by and among CATO Holding Company, Nutritional Restart Pharmaceutical Limited Partnership and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.8 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.4		Joint Research and Development Agreement dated as of April 8, 2011 by and between Emmaus Medical, Inc. and CellSeed, Inc. (incorporated by reference from Exhibit 10.10 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.4(a	)	Addendum to the Joint Research and Development Agreement effective August 8, 2011 (incorporated by reference from Exhibit 10.4(a) to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

10.5		Individual Agreement dated as of April 8, 2011 by and between Emmaus Medical, Inc. and CellSeed, Inc. (incorporated by reference from Exhibit 10.11 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.6	+	Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., MPH (incorporated by reference from Exhibit 10.12 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.7	+	Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Willis C. Lee (incorporated by reference from Exhibit 10.13 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.8	+	Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Lan T. Tran (incorporated by reference from Exhibit 10.14 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

Exhibit No.		Exhibit Description
10.9	+	Form of Indemnification Agreement and List of Officers and Directors (incorporated by reference from Exhibit 10.20 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.10		Trademark Assignment dated as of February 14, 2011 by and between CATO Research Ltd. and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.23 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.11		Letter of Intent by and between Ajinomoto Company and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.24 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.12		Promissory Note dated January 17, 2012 issued by the registrant to Hope International Hospice, Inc. (incorporated by reference from Exhibit 10.13 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014)

10.13		Form of Subscription Agreement dated September 11, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013).

10.14		Form of Warrant issued to the Investors (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013).

10.15		Agreement dated September 11, 2013 by and among the Company, Dr. Yutaka Niihara, TRW and Sarissa (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013).

10.15(a	)	Amendment No. 1 to Agreement by and among the Company, Dr. Yutaka Niihara and Sarissa (incorporated by reference from Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2015).

10.16		Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013).

10.17		Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012).

10.18		Form of Promissory Note issued by the registrant to Hope International Hospice, Inc. in the amounts indicated in Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

10.19		Promissory Note, dated June 28, 2013, issued by the registrant to For Days Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).

Exhibit No.		Exhibit Description
10.20		Share Cancellation Agreement dated as of April 21, 2011 by and between the registrant and AFH Holding and Advisory, LLC (incorporated by reference from Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.21		Registration Rights Agreement dated as of May 3, 2011 by and among the registrant and the individuals listed on Schedule A thereto (incorporated by reference from Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.21(a	)	Amendment and Waiver No. 1 to Registration Rights Agreement dated as of March 6, 2012 by and among the registrant and the individuals listed on Schedule A thereto (incorporated by reference from Exhibit 10.26(a) to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

10.22		Amended and Restated Letter of Intent by and between the registrant and AFH Holding & Advisory LLC dated September 30, 2011 (incorporated by reference from Exhibit 10.27 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

10.23		Office Lease, dated March 12, 2008, by and between Emmaus Medical, Inc. and 20655 S. Western Avenue, LLC (incorporated by reference from Exhibit 10.6 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.23(a	)	Office Lease extension, dated November 4, 2013, by and between Emmaus Medical, Inc. and 20655 S. Western Avenue, LLC (incorporated by reference from Exhibit 10.28(a) to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

10.23(b	)	Office Lease extension, dated July 30, 2014, by and between Emmaus Medical, Inc. and 20655 S. Western Avenue, LLC (incorporated by reference from Exhibit 10.23(b) to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015).

10.23(c	)	Office Lease extension, dated July 30, 2014, by and between Emmaus Medical, Inc. and 3830 Del Amo Blvd, LLC (incorporated by reference from Exhibit 10.23(c) to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015).

10.23(d	)	Consent to Subletting Agreement, dated October 20, 2014, by and between Bixby Torrance LLC, Flipswap, Inc. and Emmaus Life Sciences, Inc (incorporated by reference from Exhibit 10.23(d) to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015).

10.23(e	)	Office Sublease, dated October 20, 2014, by and between Emmaus Life Sciences, Inc. and Flipswap, Inc (incorporated by reference from Exhibit 10.23(e) to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015).

10.23(f	)	Office Lease, dated October 20, 2014, by and between Emmaus Life Sciences, Inc. and Bixby Torrance LLC (incorporated by reference from Exhibit 10.23(f) to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015).

Exhibit No.	Exhibit Description
10.24	Form of Warrant issued by the registrant to the persons indicated in Schedule A attached to the Form of Warrant (incorporated by reference from Exhibit 10.33 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

10.25	Federal Supply Schedule Contract Award dated December 8, 2010 by and between the United States Department of Veterans Affairs and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.5 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.26	Promissory Note dated as of October 10, 2014 by and between Emmaus Medical, Inc. and The Shitabata Family Trust (incorporated by reference from Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2014).

10.27	Form of Promissory Note issued by the registrant to Hope International Hospice, James Lee, Yutaka Niihara, Lan T. Tran, Charles Stark, Shigeru Matsuda, IRS Service Trust Co. FBO Peter B. Ludlum, and Cuc T. Tran (incorporated by reference from Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2015).

10.28	Termination Agreement, dated December 29, 2015, between CellSeed Inc. and Emmaus Medial, Inc. (incorporated by reference from Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016).

10.29	Form of Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference from Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March XX, 2016).

10.30	Promissory Note dated as of December 29, 2015 by and between Emmaus Medical, Inc. and Masaharu & Emiko Osato

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2014).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+
Designates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California, on May 20, 2016.

Emmaus Life Sciences, Inc.
By:	/s/ YUTAKA NIIHARA
	Name:	Yutaka Niihara, MD, MPH
	Title:	Chief Executive Officer (principal executive officer and duly authorized officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ YUTAKA NIIHARA Yutaka Niihara, M.D., MPH	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	May 20, 2016
/s/ STEVE LEE Steve Lee	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 20, 2016
/s/ WILLIS C. LEE Willis C. Lee	Vice Chairman	May 20, 2016
/s/ JON KUWAHARA Jon Kuwahara	Director	May 20, 2016
/s/ IAN ZWICKER Ian Zwicker	Director	May 20, 2016
/s/ MASAHARU OSATO Masaharu Osato, M.D.	Director	May 20, 2016

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Emmaus Life Sciences, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Emmaus Life Sciences, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets and it has an accumulated stockholders' deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP
Los Angeles, California
May 20, 2016

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2015	December 31, 2014
		(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$472,341	$556,318
Accounts receivable	101,639	42,734
Inventories, net	219,163	250,413
Marketable securities	—	79,236
Marketable securities, pledged to creditor	219,015	—
Prepaid expenses and other current assets	131,113	129,554

Total current assets	1,143,271	1,058,255

PROPERTY AND EQUIPMENT, net	58,227	72,391

OTHER ASSETS
Marketable securities, pledged to creditor	—	334,410
Intangibles, net	—	892,857
Deposits	275,500	306,379

Total other assets	275,500	1,533,646

Total Assets	$1,476,998	$2,664,292

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,780,494	$2,601,420
Due to related party	—	394,446
Other current liability	88,331	—
Notes payable, net	4,656,749	1,643,615
Notes payable to related parties, net	2,766,304	825,562
Convertible notes payable, net	6,000,347	3,456,959
Convertible notes payable to related parties, net	298,000	373,000

Total current liabilities	17,590,225	9,295,002

LONG-TERM LIABILITIES
Deferred rent	59,886	3,729
Liability classified warrants	—	3,206,000
Warrant derivative liabilities	7,863,000	6,520,000
Notes payable, net	—	833,335
Notes payable to related parties, net	—	133,333
Convertible notes payable, net	4,206,873	3,651,555
Convertible notes payable to related parties, net	320,000	200,000

Total long-term liabilities	12,449,759	14,547,952

Total Liabilities	30,039,984	23,842,954

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock—par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock—par value $0.001 per share, 100,000,000 shares authorized, 28,163,478 and 30,511,573 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	28,163	30,512
Additional paid-in capital	56,508,984	51,068,677
Accumulated other comprehensive loss	(318,324)	(194,015)
Accumulated deficit	(84,781,809)	(72,083,836)

Total Stockholders' Deficit	(28,562,986)	(21,178,662)

Total Liabilities & Stockholders' Deficit	$1,476,998	$2,664,292

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014
		(Note 1)
REVENUES, Net	$590,114	$500,679
COST OF GOODS SOLD	286,687	267,040

GROSS PROFIT	303,427	233,639

OPERATING EXPENSES
Research and development	1,579,112	1,966,254
Selling	428,643	668,862
General and administrative	9,419,683	12,555,266
Impairment of intangible assets	678,571	—

	12,106,009	15,190,382

LOSS FROM OPERATIONS	(11,802,582)	(14,956,743)

OTHER INCOME (EXPENSE)
Realized gain on securities available-for-sale	(48,709)	—
Gain on derecognition of accounts payable and settlement of litigation	418,366	—
Change in fair value of liability classified warrants	661,000	(1,986,744)
Change in fair value of warrant derivative liabilities	1,202,000	548,000
Warrant exercise inducement expense	—	(3,523,000)
Interest and other income	102,676	246,379
Interest expense	(3,227,160)	(2,082,541)

	(891,827)	(6,797,906)

LOSS BEFORE INCOME TAXES	(12,694,409)	(21,754,649)
INCOME TAXES	3,564	3,665

NET LOSS	(12,697,973)	(21,758,314)
COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized holding loss on securities available-for-sale	(123,113)	(435,010)
Unrealized foreign currency translation effect	(1,196)	(21,688)

	(124,309)	(456,698)

COMPREHENSIVE LOSS	$(12,822,282)	$(22,215,012)

NET LOSS PER COMMON SHARE	$(0.44)	$(0.73)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	28,958,580	29,846,962

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM DECEMBER 31, 2013 TO DECEMBER 31, 2014

	Common stock—par value $0.001 per share, 100,000,000 shares authorized
				Accumulated Other Comprehensive Income (Loss)
	Shares	Common Stock	Additional Paid-in Capital		Accumulated Deficit	Total
Balance, December 31, 2013	29,228,306	$29,228	$35,606,951	$262,683	$(50,325,522)	$(14,426,660)
Warrant issued in conjunction with convertible note	—	—	126,732	—	—	126,732
Beneficial conversion feature related to convertible and promissory notes payable	—	—	1,392,387	—	—	1,392,387
Proceeds from exercise of warrants	1,254,621	1,255	4,276,380	—	—	4,277,635
Share-based compensation	—	—	6,521,812	—	—	6,521,812
Conversion of notes payable to common stock	528,646	529	1,768,671	—	—	1,769,200
Excess value of liability classified warrants upon exercise	—	—	1,752,744	—	—	1,752,744
Common stock repurchased and cancelled	(500,000)	(500)	(377,000)	—	—	(377,500)
Unrealized loss on marketable securities net of tax	—	—	—	(435,010)	—	(435,010)
Foreign currency translation effect	—	—	—	(21,688)	—	(21,688)
Net loss	—	—	—	—	(21,758,314)	(21,758,314)

Balance, December 31, 2014	30,511,573	$30,512	$51,068,677	$(194,015)	$(72,083,836)	$(21,178,662)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Continued)

FOR THE PERIOD FROM DECEMBER 31, 2014 TO DECEMBER 31, 2015

	Common stock—par value $0.001 per share, 100,000,000 shares authorized
				Accumulated Other Comprehensive Loss
	Shares	Common Stock	Additional Paid-in Capital		Accumulated Deficit	Total
Balance, December 31, 2014	30,511,573	$30,512	$51,068,677	$(194,015)	$(72,083,836)	$(21,178,662)
Warrants issued in conjunction with convertible note	—	—	220,071	—	—	220,071
Beneficial conversion feature related to convertible and promissory notes payable	—	—	1,388,201	—	—	1,388,201
Proceeds from exercise of warrants	148,256	148	102,737	—	—	102,885
Share-based compensation	—	—	3,708,801	—	—	3,708,801
Conversion of notes payable to common stock	5,898	5	17,995	—	—	18,000
Exercise of common stock options (cashless)	2,000	2	(2)	—	—	—
Stock cancelled	(2,504,249)	(2,504)	2,504	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	(123,113)	—	(123,113)
Foreign currency translation effect	—	—	—	(1,196)	—	(1,196)
Net loss	—	—	—	—	(12,697,973)	(12,697,973)

Balance, December 31, 2015	28,163,478	$28,163	$56,508,984	$(318,324)	$(84,781,809)	$(28,562,986)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
		(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,697,973)	$(21,758,314)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	233,179	230,906
Impairment of intangible assets	678,571	—
Interest expense accrued from discount of convertible notes	1,597,064	897,353
Foreign exchange adjustments on convertible notes and notes payable	474	(157,494)
Realized gain on marketable securities available-for-sale	48,709	—
Gain on settlement of litigation	(418,366)	—
Share-based compensation	3,708,801	6,521,812
Warrant exercise inducement expense	—	3,523,000
Change in fair value of liability classified warrants	(661,000)	1,986,744
Change in fair value of warrant derivative liabilities	(1,202,000)	(548,000)
Net changes in operating assets and liabilities
Accounts receivable	(58,904)	(9,259)
Inventories	31,251	(19,233)
Prepaid expenses and other current assets	(1,559)	(69,178)
Deposits	30,879	(172,903)
Accounts payable and accrued expenses	1,607,203	835,012
Other current liability	88,331	—
Deferred rent	56,157	4,075

Net cash flows used in operating activities	(6,959,183)	(8,735,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	46,728	—
Purchases of property and equipment	(4,731)	(64,192)

Net cash flows from (used in) investing activities	41,997	(64,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	4,235,566	400,000
Proceeds from convertible notes payable issued	3,024,558	1,720,000
Due to dissenters	—	(125,000)
Repurchase of common stock	—	(377,500)
Payments of notes payable	(250,000)	—
Payments of convertible notes payable	(279,800)	(174,300)
Proceeds from exercise of warrants	102,885	4,277,635

Net cash flows from financing activities	6,833,209	5,720,835

Effect of exchange rate changes on cash	—	(3,446)

Net decrease in cash and cash equivalents	(83,977)	(3,082,282)
Cash and cash equivalents, beginning of period	556,318	3,638,600

Cash and cash equivalents, end of period	$472,341	$556,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$319,282	$434,115

Income taxes paid	$3,364	$3,665

Conversion of notes payable to common stock	$18,000	$1,621,862

Conversion of accrued interest payable to common stock	—	$147,338

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

        To a lesser extent, the Company is also engaged in the marketing and sale of NutreStore®, which has received approval from the U.S. Food and Drug Administration ("FDA"), as a treatment for short bowel syndrome ("SBS") in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. The Company's indirect wholly-owned subsidiary, Newfield Nutrition, sells L- glutamine as a nutritional supplement under the brand name AminoPure® through retail stores in multiple states in the United States and via importers and distributors in Japan, Taiwan and South Korea. The Company also owns a minority interest of less than 1% in CellSeed, Inc., a Japanese company listed on the Tokyo Stock Exchange ("CellSeed"), which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 1—DESCRIPTION OF BUSINESS (Continued)

        The Company also is involved in research focused on providing innovative solutions for tissue-engineering through the development of novel cell harvest methods and three-dimensional living tissue replacement products for "cell sheet therapy" and regenerative medicine and the future commercialization of such products.

        Correction of Immaterial Prior Year Errors—During the first quarter of 2016, management became aware of prior period accounting errors related to stock option accounting that were made in the previously filed SEC Form 10-K for the year ended December 31, 2014. Specifically, the prior period accounting errors involving shared based payments instruments related to not appropriately accounting for stock option modifications and not re-measuring the fair value of stock options issued to non-employees from the issuance date until the services required under the arrangement had been completed.

        Further, during the preparation and filing of its financial statements for the three months ended March 31, 2015, the Company identified and disclosed an immaterial error relating to certain warrant derivative liability instruments for its financial statements as of and for the years ended December 31, 2013 and 2014 as well as the interim periods ended September 30, 2013 and 2014. This prior period error involved not recording a purchase warrant for the purchase of 300,000 shares of the common stock of the Company issued to a certain broker as compensation for services rendered in a private placement transaction during 2013. These purchase warrants were deemed to be a derivative liability instrument and had an initial fair value of $681,000 on the date of transaction of which $62,000 needed to be allocated to additional paid in capital and $619,000 charged as transaction costs. The Company did not account for changes in the fair value of these warrants in periods subsequent to their issuance. This immaterial error was then corrected by adjusting the prior-period information in the financial statements as of and for the three months ended March 31, 2015.

        The cumulative adjustments to the consolidated statements of comprehensive loss for fiscal year ended December 31, 2014 for the stock option accounting errors and that related to warrant derivative were $651,174 and $290,000, respectively, for an aggregate incremental charge of $941,174. The adjustments to the consolidated statements of comprehensive loss for the fourth quarter of 2014 for the stock option accounting errors and that related to warrant derivative liabilities applicable to were ($99,169) and ($74,000), respectively, for an aggregate reduction of expenses of ($173,169).

        Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, Materiality, the Company evaluated these errors individually as well as in the aggregate and concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 1—DESCRIPTION OF BUSINESS (Continued)

        A reconciliation of the effects of the adjustments to the previously reported consolidated balance sheet at December 31, 2014 follows:

	As Previously Reported	Adjustment	As Revised
	As of December 31, 2014
Warrant derivative liabilities	5,641,000	879,000	6,520,000
Total liabilities	22,963,954	879,000	23,842,954
Additional paid in capital	50,479,843	588,834	51,068,677
Accumulated deficit	(70,616,002)	(1,467,834)	(72,083,836)
Total stockholders' deficit	(20,299,662)	(879,000)	(21,178,662)

        A reconciliation of the effect of the adjustments to the previously reported consolidated statement of comprehensive loss for the year ended December 31, 2014 follows:

	As Previously Reported	Adjustment	As Revised
General and administrative	11,904,092	651,174	12,555,266
Loss from operations	(14,305,569)	(651,174)	(14,956,743)
Change in fair value of warrant derivative liabilities	474,000	74,000	548,000
Loss before income taxes	(20,813,475)	(941,174)	(21,754,649)

        A reconciliation of the effect of the adjustments to the previously reported consolidated statements of cash flows for the year ended December 31, 2014 follows:

	As Previously Reported	Adjustment	As Revised
Net loss	(20,817,140)	(941,174)	(21,758,314)
Share-based compensation	5,870,638	651,174	6,521,812
Change in fair value of warrant derivative liabilities	(474,000)	(74,000)	(548,000)

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

        Going concern—The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had recurring net losses of $12.7 million and $21.8 million in 2015 and 2014, respectively. In addition, the Company has a significant amount of notes payable and other obligations due within the next twelve months and is projecting that its operating losses and expected capital needs, including the expected costs relating to the commercialization of the Company's pharmaceutical grade L-glutamine treatment for SCD, will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

future. In order to meet the Company's expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. However, there can be no assurance that the Company will be able to complete any additional equity or debt financings or enter into partnership agreements. Therefore, due to the uncertainty of the Company's ability to meet its current operating and capital expenses, there is substantial doubt about the Company's ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and achieving a profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        Principles of consolidation—The consolidated financial statements include the accounts of the Company (and its wholly-owned subsidiary, Emmaus Medical, and Emmaus Medical's wholly-owned subsidiaries, Newfield Nutrition, EM Japan and EM Europe). All significant intercompany transactions have been eliminated.

        Estimates—Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management has estimated the useful lives of equipment and other assets, valuation of intangible assets, along with the variables used to calculate the valuation of stock options and warrants using the Black-Scholes-Merton option valuation model.

        The warrants issued by the Company in a private placement in September 2013 and replacement warrants issued in June 2014 contain non-standard anti- dilution protection and, consequently, are being accounted for as liabilities that are remeasured to fair market value at each reporting period (Note 7). In addition, the remaining initial private placement warrants may now utilize a cashless exercise feature since the shares associated with them were not registered by the one-year anniversary of their issue. These warrants have now been reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. The initial value as well as the fair value of all such warrants were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. Actual results could differ from those estimates.

        Cash and cash equivalents—Cash and cash equivalents include short-term securities with original maturities of less than ninety days. The Company maintains its cash and cash equivalents at insured financial institutions, the balances of which may, at times, exceed federally insured limits. Management believes that the risk of loss due to the concentrations is minimal.

        Inventories—Inventories are valued based on first-in, first-out and at the lesser of cost or market value. Work-in-process inventories consist of L-glutamine for the Company's AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        All of the raw material purchases during the year ended December 31, 2015 and 2014 was from one vendor. The below table presents inventory by category:

	December 31,
Inventory by category	2015	2014
Raw materials and components	$—	$43,700
Work-in-process	45,355	27,665
Finished goods	173,808	179,048

Total	$219,163	$250,413

        Prepaid expenses and other current assets—Prepaid expenses and other current assets consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Prepaid insurance	$97,708	$86,061
Other prepaid expenses and current assets	33,405	43,493

	$131,113	$129,554

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

        Advertising cost—Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2015 and 2014 were $62,388 and $222,883, respectively.

        Property and equipment—Furniture and fixtures are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Leasehold improvements are recorded at historical cost and depreciated on a straight-line basis over the shorter of their estimated

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

useful lives or the lease terms. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

        Intangibles—The Company's intangible assets include license issue fees and patent costs relating to license agreements (Note 4). These intangible assets are amortized over a period of 3 to 7 years, the estimated legal life of the patents and economic life of the license agreements. The intangible assets are assessed by management for potential impairment on an annual basis. During the year ended December 31, 2015, the Company recorded impairment of $678,571, which represents the remaining carrying value of the intangible asset associated with CAOMECS license fees paid. No impairment existed as of December 31, 2014 (See Note 4).

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

        The Company has determined that an impairment of the carrying value of its long-lived assets existed at December 31, 2015 (Note 4) and no impairment existed at December 31, 2014.

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

        Share-based compensation—The Company recognizes compensation cost for share-based compensation awards over the service term of the recipients of the share-based awards. The fair value of share-based compensation is calculated using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is calculated using the simplified method allowed under SEC Staff Accounting Bulletin Nos. 107 and110. The risk- free rate selected to value any particular grant is based on the U.S. Treasury rate on the grant date that corresponds to the expected term of the award. The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies. These factors could change, affecting the determination of stock-based compensation expense in future periods.

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

        When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more- likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2015, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

        As of December 31, 2015, all federal tax returns since 2012 and state tax returns since 2011 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

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

        Marketable securities—Investment securities as of December 31, 2015 and December 31, 2014 are classified as available-for-sale. Available-for-sale securities are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gain or loss, net of taxes in accumulated other comprehensive income. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. CellSeed, Inc. securities are the only marketable security the Company currently carries on its books. The Company's marketable securities consist of 39,250 shares of CellSeed stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed's IPO (Tokyo

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Exchange symbol 7776) was completed on March 16, 2010. As of December 31, 2015 and December 31, 2014, the closing price per share of CellSeed's stock was 672 Yen and 1,027 Yen, respectively.

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

        During the fourth quarter of 2015, the Company sold 9,300 of the shares released from Mitsubishi in open market transactions for $71,517. The remaining 39,250 shares of CellSeed stock are pledged to secure the Mitsubishi note and are classified as marketable securities, pledged to creditor.

        Gain on derecognition of accounts payable and settlement of litigation—The Company derecognizes accounts payable and records gain when the related contractual obligation is discharged, cancelled or expired. During the year ended December 31, 2015, the Company recorded a gain on derecognition of accounts payable and settlement of litigation of $394,446 from extinguishment of a payable to AFH Holding and Advisory, LLC in the same amount as a result of settlement of litigation as discussed in Note 10.

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

        The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at December 31, 2015 and 2014. The fair value of the Company's debt instruments is not materially different from their carrying values as presented. The fair value of the Company's convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

        The Company issued stock purchase warrants in conjunction with its September 2013 private placement and issued replacement warrants upon the exercise of certain of such warrants in June 2014 (see Note 1 and Note 7). Such warrants and replacement warrants contain non-standard anti-dilution protection, and consequently, are accounted for as liabilities measured at fair value on a recurring basis, whose fair value is determined using Level 3 inputs. In addition, the remaining initial private placement warrants may now utilize a cashless exercise feature since the shares associated with them were not registered by the one-year anniversary of their issue. These warrants have now been reclassified from liability classified warrants to warrant derivative liabilities and continue to be remeasured at fair value each reporting period.

        The Level 3 inputs in the valuation of warrants include expected term and expected volatility.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following tables present the activity for those items measured at fair value on a recurring basis using Level 3 inputs during 2015 and 2014:

	Year ended December 31,
Liability Classified Warrants—Stock Purchase Warrants	2015	2014
Balance, beginning of period	$3,206,000	$6,517,000
Fair value at issuance date	—	3,523,000
Settlement of liability associated with warrants exercised	—	(1,752,744)
Reclassification to warrant derivative liabilities	(2,545,000)	(7,068,000)
Reduction of the warrants exercised to intrinsic value included in the statement of comprehensive loss	—	(1,770,256)
Change in fair value included in the statement of comprehensive loss	(661,000)	3,757,000

Balance, end of period	$—	$3,206,000

	Year ended December 31,
Warrant Derivative Liabilities—Stock Purchase Warrants	2015	2014
Balance, beginning of period	$6,520,000	$—
Reclassification from liability classified warrants	2,545,000	7,068,000
Change in fair value included in the statement of comprehensive loss	(1,202,000)	(548,000)

Balance, end of period	$7,863,000	$6,520,000

        The value of the liability classified warrants , the value of warrant derivative liability and the change in fair value of the liability classified warrants and warrant derivative liability were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. The values as of December 31, 2015, December 31, 2014, December 31, 2013 and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	December 31, 2015	December 31, 2014	December 31, 2013	Initial Value
Stock price	$4.70	$4.90	$3.60	$3.60
Risk-free interest rate	1.23%	1.38%	1.75%	1.72%
Expected volatility (peer group)	64.10%	71.50%	63.20%	72.40%
Expected life (in years)	2.70	3.70	4.70	5.00
Expected dividend yield	—	—	—	—
Number outstanding	3,320,501	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$—	$3,206,000	$6,517,000	$7,541,000
Warrant derivative liabilities	$7,863,000	$6,520,000	$—	$—

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Debt and Related Party Debt—The Company accounts for the proceeds from the issuance of convertible notes payable with detachable stock purchase warrants and embedded conversion features in accordance with FASB ASC 470- 20, Debt with Conversion and Other Options. Under FASB ASC 470-20, the proceeds from the issuance of a debt instrument with detachable stock purchase warrants shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is accounted for as additional paid-in capital and the remaining proceeds are allocated to the debt instrument, which results in a discount to debt that is amortized and charged as interest expense over the term of the note agreement. Additionally, pursuant to FASB ASC 470-20, the intrinsic value of the embedded conversion feature of the convertible notes payable is included in the discount to debt and amortized and charged to interest expense over the term of the note agreement. The following table presents the effective interest rates on the original loan principal amount for loans originated in the respective periods that either had a beneficial conversion interest or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest Rate	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2014 convertible notes payable	6 mo. ~ 2 years	10%	$3,096,266	$3.05 ~ $3.60	$1,392,387	50,000	$3.50	$126,732	28% ~ 100%
2015 convertible notes payable	Due on demand ~ 2 years	10%	4,051,022	$3.50 ~ $4.50	1,388,201	110,417	$4.90	220,071	14% ~ 109%

Total			$7,147,288		$2,780,588	160,417		$346,803

        Related party notes are disclosed as separate line items in the Company's balance sheet presentation.

        Net loss per share—In accordance with FASB ASC Topic 260, "Earnings per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is computed in a manner similar to the basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2015 and 2014, there were 11,453,596 and 13,197,858 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

        Recent accounting pronouncements—In April 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity must apply the amendments on a retrospective basis wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). The adoption of the amendments in this Update is not expected to have material impact on the Company's consolidated financial position or results of operations.

        In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, to simplify the measurement of inventory, redefining measurement from lower of cost or market to lower of cost and net realizable value. The amendments in this Update require an entity using the first-in, first-out (FIFO) or average cost method of measuring inventory to measure inventory at the lower of cost and net realizable value, defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update should be applied prospectively, and are effective for the Company for fiscal years beginning after December 15, 2016, including interim periods within those years. The adoption of the amendments in this Update is not expected to have material impact on the Company's consolidated financial position or results of operations.

        In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments applicable to the Company in this Update (1) supersede the guidance to classify equity securities, except equity method securities, with readily determinable fair values into trading or available-for-sale categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income, (2) allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment, (3) require assessment for impairment of equity investments without readily determinable fair values qualitatively at each reporting period, (4) eliminate the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The impact of the adoption of the amendments in this Update will depend on the amount of equity securities and financial instruments subject to the amendments in this Update held by the Company at the time of adoption.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this Update require a lessee to recognize in the statement of financial position a liability to make lease payments

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the amendments in this Update on the Company's consolidated financial position and results of operations; however, adoption of the amendments in this Update are expected to be material for most entities who have a material lease with a term of greater than twelve months.

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this Update simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This Update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating this Update.

NOTE 3—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at:

	December 31, 2015	December 31, 2014
Equipment	$164,931	$160,201
Leasehold improvements	30,579	30,579
Furniture and fixtures	74,682	74,683

	270,192	265,463
Less: accumulated depreciation	(211,965)	(193,072)

Total	$58,227	$72,391

        During the years ended December 31, 2015 and 2014, depreciation expense was $18,893 and $16,620, respectively.

NOTE 4—INTANGIBLE ASSETS

        Intangible assets consist of license fees and patent filing costs associated with NutreStore® L-glutamine powder for oral solution as a treatment for SBS and the Company's exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell-Sheet ("CAOMECS") under agreements with CellSeed, described in further detail below.

        In April 2011, the Company entered into that certain Joint Research and Development Agreement dated as of April 8, 2011 (the "Research Agreement") as well as that certain Individual Agreement dated as of April 8, 2011 (the "Individual Agreement") with CellSeed and, in August 2011, entered into an addendum to the Research Agreement. Pursuant to the Individual Agreement, CellSeed

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 4—INTANGIBLE ASSETS (Continued)

granted the Company the exclusive right to manufacture, sell, market and distribute CAOMECS for the cornea in the United States and agreed to disclose to the Company its accumulated information package for the joint development of CAOMECS. Under the Individual Agreement, the Company agreed to pay CellSeed $1.5 million, which it paid in February 2012. The technology acquired under the Individual Agreement is being used to support an ongoing research and development project and management believes the technology has alternative future uses in other future development initiatives.

        Pursuant to the Research Agreement, the Company and CellSeed formed a relationship regarding the future research and development of cell sheet engineering regenerative medicine products. Under the Research Agreement, as supplemented by the addendum, the Company agreed to pay CellSeed $8.5 million within 30 days after the completion of all of the following: (i) the execution of the Research Agreement; (ii) the execution of the Individual Agreement; and (iii) CellSeed's delivery of the accumulated information package, as defined in the Research Agreement, to the Company and the Company providing written confirmation of its acceptance of the complete Package, which has not yet been completed as of December 31, 2015.

        During the fourth quarter of 2015, CellSeed disclosed to the Company that its exclusive license to CAOMECS was not truly exclusive, since CellSeed had granted another company a license to CAOMECS in the U.S. prior to its license to the Company. On December 29, 2015, the Company and CellSeed terminated the Research Agreement and the Individual Agreement. The Company no longer has an obligation to pay the $8.5 million or any other unpaid amount under the terminated agreements. As a result of the disclosure of the pre-existing license and the termination of the Research Agreement and the Individual Agreement, and uncertainty surrounding the recoverability of the intangible asset associated with CAOMECS license fees paid, during the year ended December 31, 2015, the Company recorded an impairment loss of $678,571, which represents the remaining carrying value of the intangible asset associated with CAOMECS license fees paid.

        The Company had previously estimated the economic life of the CAOMECS produced in connection with the CellSeed Research and Individual Agreement at seven years. The determination of this life was based in part on the Company's estimate of economic useful life and the time period in which the Company may enjoy an advantage over competing technologies and techniques. Key reasons for a useful life shorter than the life of a patent include: (i) the patents related to this technology are yet to be approved, (ii) potential redundancy with similar medication/device due to changes in market preferences, (iii) uncertainty of regulatory approval and (iv) potential development of new treatments for the same disease.

        Intangible assets, net consisted of the following at:

	December 31, 2015	December 31, 2014
License fees and patent filing costs	$2,000,000	$2,000,000
Less: accumulated amortization	(1,321,429)	(1,107,143)
Impairment loss	(678,571)	—

Intangible assets, net	$—	$892,857

        During the years ended December 31, 2015 and 2014, amortization expense was $214,286.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following at:

	December 31, 2015	December 31, 2014
Accounts payable
Clinical and regulatory expenses	$322,193	$266,537
Legal expenses	242,384	176,691
Other vendors	959,333	774,444

Subtotal	1,523,910	1,217,672
Accrued interest payable, related parties	176,940	110,200
Accrued interest payable	1,586,472	761,682
Accrued expenses	201,506	220,200
Deferred salary	291,666	291,666

Total accounts payable and accrued expenses	$3,780,494	$2,601,420

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 6—NOTES PAYABLE

        Notes payable consisted of the following at December 31, 2015:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding December 31, 2015	Discount Amount December 31, 2015	Carrying Amount December 31 2015	Shares Underlying Notes December 31, 2015	Principal Outstanding December 31, 2014	Discount Amount December 31, 2014	Carrying Amount December 31, 2014	Shares Underlying Notes December 31, 2014
Notes payable
2013	10%	Due on demand	—	$830,000	$—	$830,000	—	$1,030,000	$—	$1,030,000	—
2014	11%	Due on demand ~ 2 years	—	1,446,950	—	1,446,950	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand ~ 2 years	—	2,379,799	—	2,379,799	—	—	—	—	—

				$4,656,749	—	$4,656,749	—	$2,476,950	$—	$2,476,950	—

		Current		$4,656,749	$—	$4,656,749	—	$1,643,615	$—	$1,643,615	—
		Long-term		$—	$—	$—	—	$833,335	$—	$833,335	—
Notes payable—related party
2012	8% ~ 10%	Due on demand	—	$626,730	$—	$626,730	—	$656,730	$—	$656,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	—	240,308	—	240,308	—	252,165	—	252,165	—
2015	10% ~ 11%	Due on demand ~ 2 years	—	1,849,266	—	1,849,266	—	—	—	—	—

				$2,766,304	$—	$2,766,304	—	$958,895	$—	$958,895	—

		Current		$2,766,304	$—	$2,766,304	—	$825,562	$—	$825,562	—
		Long-term		$—	$—	$—	—	$133,333	$—	$133,333	—
Convertible notes payable
2010	6%	5 years	$3.05	$2,000	$—	$2,000	656	$74,000	$3,195	$70,805	24,248
2011	10%	5 years	$3.05	500,000	—	500,000	163,809	500,000	—	500,000	163,809
2013	10%	2 years	$3.60	525,257	—	525,257	185,553	2,463,299	18,750	2,444,549	834,667
2014	10%	Due on demand ~ 2 years	$3.05 ~$7.00	4,378,563	353,700	4,024,863	1,120,470	4,939,773	846,613	4,093,160	1,241,241
2015	10%	Due on demand ~ 2 years	$3.50 ~$7.00	5,681,166	526,066	5,155,100	1,517,996	—	—	—	—

				$11,086,986	$879,766	$10,207,220	2,988,484	$7,977,072	$868,558	$7,108,514	2,263,965

		Current		$6,358,698	$358,351	$6,000,347	1,762,849	$3,478,904	$21,945	$3,456,959	1,156,050
		Long-term		$4,728,288	$521,415	$4,206,873	1,225,635	$4,498,168	$846,613	$3,651,555	1,107,915
Convertible notes payable—related party
2012	10%	Due on demand	$3.30	$298,000	$—	$298,000	108,505	$373,000	$—	$373,000	121,461
2014	10%	2 years	$7.00	—	—	—	—	200,000	—	200,000	30,187
2015	10%	2 years	$4.50	320,000	—	320,000	72,354	—	—	—	—

				$618,000	$—	$618,000	180,859	$573,000	$—	$573,000	151,648

		Current		$298,000	$—	$298,000	108,505	$373,000	$—	$373,000	121,461
		Long-term		$320,000	$—	$320,000	72,354	$200,000	$—	$200,000	30,187

		Grand Total		$19,128,039	$879,766	$18,248,273	3,169,343	$11,985,917	$868,558	$11,117,359	2,415,613

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 6—NOTES PAYABLE (Continued)

        The average stated interest rate of notes payable for the years ended December 31, 2015 and 2014 was 10% in each period. The average effective interest rate of notes payable for the years ended December 31, 2015 and 2014 was 23% in each period, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company's common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $3.60 per share. Certain notes with a $4.50 and a $7.00 stated conversion price in the second year of their two-year term are subject to automatic conversion into shares of the Company's common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	at December 31, 2015
2016	$14,079,751
2017	5,048,288

Total	$19,128,039

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

	2015	2014
Stock price	$4.50	$4.90
Exercise price	$4.90	$3.50
Term	5 years	5 years
Risk-free interest rate	1.57%	1.66%
Expected dividend yield	—	—
Expected volatility	67.30%	70.10%

        In situations where the debt included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on the pro-rata fair value.

NOTE 7—STOCKHOLDERS' DEFICIT

        Private Placement—On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit (the "Private Placement"). Each unit consisted of one share of the Company's common stock and one common stock warrant for the purchase of an additional share of

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 7—STOCKHOLDERS' DEFICIT (Continued)

the Company's common stock. The aggregate purchase price for the units was $7,551,253. In addition, warrants for the purchase of 300,000 shares of the Company's common stock (the "Broker Warrants") were issued to a broker under the same terms as the Private Placement transaction.

        The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of December 31, 2015. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and the 300,000 Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

        On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement at an exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share. The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of December 31, 2015. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of $2,545,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

        Stock cancellations—During the year ended December 31, 2014, the Company repurchased 500,000 shares of common stock outstanding held by Timothy Brasel for $377,500 in connection with settlement of litigation with Mr. Brasel. During the year ended December 31, 2015, the Company cancelled 2,504,249 shares of common stock outstanding held by AFH Holding and Advisory, LLC ("AFH Advisory") in connection with settlement of litigation with AFH Advisory (see Note 10).

        As of December 31, 2015, the fair value of these Private Placement warrants, replacement warrants, and Broker Warrants was $7,863,000 (see Note 2). For further details regarding registration

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 7—STOCKHOLDERS' DEFICIT (Continued)

rights associated with the Private Placement warrants, replacement warrants, and Broker Warrants, see the Registration Rights section below in this footnote.

        Stock warrants—During the year ended December 2014, the Company issued a five-year warrant in connection with the issuance of a convertible note to purchase 50,000 shares of common stock at an exercise price of $3.50 per share. During this period, the Company canceled warrants to purchase an aggregate of 1,068,690 shares of common stock including warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share that had previously been issued to a director. During the year ended December 2015, in connection with the issuance of a convertible notes, the Company issued five-year warrants to purchase an aggregate of 110,417 shares of common stock of the Company at an exercise price of $4.90 per share. During this period, the Company canceled warrants to purchase an aggregate of 1,532,693 shares of common stock including warrants to purchase 1,000,000 shares of common stock at an exercise price of $2.50 per share that had previously been issued to an executive officer.

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

        In addition to the above, during the year ended December 31, 2015, the Company issued 148,256 shares of common stock upon the exercise of warrants at exercise prices ranging from $1.00 to $3.05 per share, including 75,838 warrants exercised on a cashless basis.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 7—STOCKHOLDERS' DEFICIT (Continued)

        A summary of outstanding warrants as of December 31, 2015 and 2014 is presented below.

	Year ended December 31, 2015	Year ended December 31, 2014
Warrants outstanding, beginning of period	5,101,450	6,279,296
Granted	110,417	1,145,465
Exercised	(148,256)	(1,254,621)
Cancelled, forfeited and expired	(1,532,693)	(1,068,690)

Warrants outstanding, end of period	3,530,918	5,101,450

        A summary of outstanding warrants by year issued and exercise price as of December 31, 2015 is presented below.

	Outstanding			Exercisable
Exercise Price	Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
During 2013
$3.30	50,000	2.33	$3.30	50,000	$3.30
$3.50	2,225,036	2.70	$3.50	2,225,036	$3.50

2013 total	2,275,036			2,275,036
During 2014
$3.50	1,145,465	2.73	$3.50	1,145,465	$3.50

2014 total	1,145,465			1,145,465
During 2015
$4.90	110,417	4.18	$4.90	110,417	$4.90

Total	3,530,918			3,530,918

        Stock options—The 2011 Stock Incentive Plan, which is shareholder-approved, permits grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. On February 28, 2013, the number of shares of common stock authorized for issuance under the 2011 Stock Incentive Plan was increased from 3,000,000 shares to 6,000,000 shares. On July 14, 2014, the number of shares of common stock authorized for issuance under the 2011 Stock Incentive Plan was increased from 6,000,000 shares to 9,000,000 shares. Options granted under the 2011 Stock Incentive Plan expire 10 years after grant. Options granted to directors vest in quarterly installments, and all other option grants vest over a minimum period of three years, all based on continuous service with the Company.

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

	July 17, 2014	May 8, 2014	February 26, 2014
Stock price	$5.10	$4.90	$3.60
Exercise price	$5.10	$4.90	$3.60
Term	10 years	10 years	10 years
Risk-Free Interest Rate	2.47%	2.61%	2.67%
Dividend Yield	0.00%	0.00%	0.00%
Volatility	77.90%	75.50%	76.60%

        In making the determination of fair value and finding similar companies, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities. While the Company was initially able to identify only one similar public company using these criteria, based on the more advanced stage of development of the Company additional similar companies with enough historical data that met the industry criterion have now been identified. Accordingly, the Company has based its expected volatility on the historical stock prices of a group peer of companies since September 2013.

        The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.

        During the year ended December 31, 2015, no options were granted by the Company's Board of Directors. During the year ended December 31, 2014, the Company's Board of Directors granted 840,000 options to its directors, employees and consultants. In addition, 340,000 options that were approved by the Company's Board of Directors in April 2012 were deemed issued during the year ended December 31, 2014. The aggregate fair value of these tranches of options, including options granted or deemed issued in 2014 was approximately $3.0 million. As of December 31, 2015, there were 4,753,335 options outstanding under the 2011 Stock Incentive Plan.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 7—STOCKHOLDERS' DEFICIT (Continued)

        A summary of the Company's stock option activity for the years ended December 31, 2015 and 2014 is presented below.

	Prior Plan		December 31, 2015		December 31, 2014
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	11,795	$3.05	5,669,000	$3.68	4,504,000	$3.58
Granted or deemed issued	—	—	—	—	1,180,000	$4.06
Exercised	—	—	(2,000)	$3.60	—	—
Cancelled, forfeited and expired	(11,795)	$3.05	(913,665)	$4.05	(15,000)	$3.60

Options outstanding, end of period	—	—	4,753,335	$3.60	5,669,000	$3.68

Options exercisable at end of year	—	—	4,379,335	$3.60	2,855,251	$3.55

Options available for future grant	—	—	4,246,665	—	3,331,000	—

        The weighted average grant-date fair value of options granted or deemed issued during the year ended December 31, 2014 was $2.58. The weighted average grant-date fair value of common shares underlying stock options granted or deemed issued during the year ended December 31, 2014 was $4.06.

        During the years ended December 31, 2015 and 2014, the Company recognized $3.7 million and $6.5 million of share-based compensation cost arising from stock option grants. As of December 31, 2015, there was $0.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2011 Stock Incentive Plan. That cost is expected to be recognized over the weighted average remaining period of 0.5 years.

        Registration Rights—Pursuant to the Subscription Agreements relating to the Private Placement and certain warrants, as well as pursuant to the replacement of certain warrants by the Company on June 10, 2014, the Company agreed to use its commercially reasonable best efforts to have on file with the SEC, by September 11, 2014 and at the Company's sole expense, a registration statement to permit the public resale of 4,115,966 shares of the Company's common stock and 3,320,501 shares of common stock underlying warrants (collectively, the "Registerable Securities"). In the event such registration statement includes securities to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act, and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such registration statement that the number of Registrable Securities proposed to be sold in such offering is greater than the number of such securities which can be included in such offering without materially adversely affecting such offering, the Company will include in such registration the following securities in the following order of priority: (i) any securities the Company proposes to sell, and (ii) the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above apply until all Registerable Securities have been sold pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 7—STOCKHOLDERS' DEFICIT (Continued)

        If the shares of common stock underlying warrants to purchase 2,225,036 shares are not registered for resale at the time of exercise or if the shares of common stock underlying warrants to purchase 1,095,465 shares are not registered for resale at the time of exercise, and in each such case the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of December 31, 2015, based on a fair market value of a share of the Company's common stock of $4.70 and 3,320,501 warrants issued and outstanding and eligible for cashless exercise, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 847,787 shares. If the fair market value of a share of the Company's common stock were to increase by $1.00 from $4.70 to $5.70, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 1,281,597 shares as of December 31, 2015.

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

NOTE 8—INCOME TAXES

        The provision for income taxes consists of the following for the years ended December 31:

		2015	2014
Current	U.S.	$2,400	$2,500
	International	1,164	1,165
Deferred	U.S.	—	—
	International	—	—

		$3,564	$3,665

        A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 8—INCOME TAXES (Continued)

        Deferred tax assets consist of the following as of December 31, 2015 and 2014:

	2015	2014
Net operating loss carryforward	$16,650,797	$14,354,064
General business tax credit	6,510,162	5,720,604
Stock options	6,271,690	4,843,871
Charitable contribution	79,944	81,434
Accrued expenses	290,083	171,325
Deferred compensation	—	—
Other	444,029	126,983

Total gross deferred tax assets	30,247,605	25,298,281
Less valuation allowance	(30,116,742)	(25,184,004)

Net deferred tax assets	$130,863	$114,277

        Deferred tax liabilities consist of the following as of December 31, 2015 and 2014:

	2015	2014
Unrealized gain on foreign exchange translation and others	$(99,228)	$(98,825)
Unrealized gain on securities available-for-sale	(31,635)	(15,452)

Total deferred tax liability	$(130,863)	$(114,277)

        During 2015 and 2014, the valuation allowance increased by $4,932,738 and $5,722,255, respectively.

        As of December 31, 2015 and 2014, the Company had net operating loss carryforwards for federal reporting purposes of approximately $42,909,000 and $36,673,000 which are available to offset future federal taxable income, if any, through 2034. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $40,440,000 and $35,884,000 respectively, which expire in various years through 2035. The utilization of our net operating losses could be subject to an annual limitation as a result of certain past and future events, such as acquisition or other significant equity events, which may be deemed as a "change in ownership" under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization. As of December 31, 2015 and 2014, the Company has general business tax credits of $6,510,000 and $5,721,000, respectively, for federal tax purposes. The tax credits are available to offset future tax liabilities, if any, through 2024.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 8—INCOME TAXES (Continued)

        The income tax provision differs from that computed using the statutory federal tax rate of 34%, due to the following:

	2015	2014
Tax benefit at statutory federal rate	$(4,295,120)	$(7,022,409)
State taxes, net of federal tax benefit	(469,692)	(601,078)
Increase in valuation allowance	4,948,921	5,553,486
Permanent items	675,959	2,842,996
General business tax credit	(789,556)	(983,127)
Other	(66,948)	213,797

	$3,564	$3,665

        As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements. As of December 31, 2015, all federal tax returns since 2012 and state tax returns since 2011 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

NOTE 9—COMMITMENTS AND CONTINGENCIES

        Distribution contract—Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For these services, the Company pays a monthly commercialization management fee of $5,000.

        Operating leases—The Company leases its office space under operating leases with unrelated entities. The rent expense during the years ended December 31, 2015 and 2014 amounted to $492,919 and $277,866, respectively.

        Future minimum lease payments under the agreements are as follows:

Year	Amount
2016	$552,696
2017	522,555
2018	490,829
2019	123,875

Total	$1,689,955

        License agreements—In April 2011, the Company licensed certain current and future technology from CellSeed (see Note 4 for further discussion). In December 2015, the license agreements have been terminated. The Company is currently negotiating the terms of new license agreements with CellSeed which have not been finalized as of this time. If the Company is not able to successfully negotiate these terms, its current development and commercialization plans with respect to any of these products would be materially adversely affected.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 10—RELATED PARTY TRANSACTIONS

        The following table sets forth information relating to the Company's loans from related persons outstanding as of December 31, 2015.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2015	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at December 31, 2015
Notes payable to related parties—current:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$8,000	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	8,000	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	4,000	—	—
	Yutaka Niihara(2)(4)	10%	12/5/2012	Due on demand	126,730	1,213,700	1,086,970	56,722	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	2,000	—	—
	Lan T. Tran(2)	11%	2/10/2014	2 years(3)	106,976	106,976	—	—	—	—
	Hideki & Eiko Uehara(5)	11%	2/15/2014	2 years	133,333	133,333	—	—	—	—
	Hope Hospice(1)	10%	1/7/2015	2 years(3)	100,000	100,000	—	—	—	—
	James Lee(5)	10%	1/26/2015	2 years(3)	50,000	50,000	—	—	—	—
	Hope Hospice(1)	10%	1/29/2015	2 years(3)	30,000	30,000	—	—	—	—
	Yutaka Niihara(2)(4)	10%	1/29/2015	Due on demand	—	20,000	20,000	773
	Lan T. Tran(2)	10%	2/9/2015	2 years(3)	10,000	10,000	—	—	—	—
	Charles Stark(2)	10%	2/10/2015	2 years(3)	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	2/20/2015	2 years(3)	10,000	10,000	—	—	—	—
	Cuc T. Tran(5)	11%	3/5/2015	1 year	13,161	13,161	—	—	—	—
	Yutaka Niihara(2)(4)	10%	4/7/2015	2 years(3)	500,000	500,000	—	—	—	—
	Yutaka Niihara(2)(4)	10%	5/21/2015	Due on demand	826,105	826,105	—	—	—	—
	Masaharu & Emiko Osato(4)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—

				Sub total	$2,766,304	$3,873,275	$1,106,970	$79,495	$—	—
Convertible notes payable to related parties—current:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$298,000	$388,800	$90,800	$—	$3.30	108,505

				Sub total	$298,000	$388,800	$90,800	$—	$—	108,505
Non-Current, convertible notes payable to related parties:
	Yutaka Niihara(2)(4)	10%	9/29/2015	2 years	$100,000	$100,000	$—	$—	$4.50	22,794
	Charles & Kimxa Stark(2)	10%	10/1/2015	2 years	20,000	20,000			4.50	4,556
	Yutaka & Soomi Niihara(2)(4)	10%	11/16/2015	2 years	200,000	200,000			4.50	45,004

				Sub total	320,000	320,000	$—	$—	$—	72,354

				Total	$3,384,304	$4,582,075	$1,197,770	$—	$—	180,859

(1)
Dr. Niihara, who is the Company's CEO, is also the CEO of Hope Hospice.

(2)
Officer

(3)
Due on Demand

(4)
Director

(5)
Family of Officer/Director

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 10—RELATED PARTY TRANSACTIONS (Continued)

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

(1)
Dr. Niihara, who is the Company's CEO, is also the CEO of Hope Hospice.

(2)
Officer

(3)
Due on Demand

(4)
Director

(5)
Family of Officer/Director

        Litigation with AFH Advisory—From July 2012 until May 2015, the Company was engaged in litigation with AFH Advisory, which was the sole stockholder of AFH Acquisition IV, Inc. immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company which led to the cancellation of 2,504,249 shares of the Company held by AFH Advisory and related parties. While the partial summary judgment in favor of the Company in this litigation noted above led to the cancellation of 2,504,249 shares of the Company by the transfer agent on June 28, 2013, the Company continued to present these shares in its financial statements as outstanding until the right of appeal lapsed and all contingencies were resolved. On May 4, 2015, a settlement was entered with the Superior Court of the State of Delaware dismissing all remaining claims in the case with prejudice, thus removing any right to appeal. The settlement called for the exchange of documents and financial records, and for AFH Advisory to assign and transfer to the Company 150,000 shares of stock of Targeted Medical. During the year ended December 31, 2015, the Company recorded a gain on derecognition of accounts payable and settlement of litigation of $394,446 from the extinguishment of accounts payable to AFH Advisory in the same amount and reflected the cancellation of the 2,504,249 shares in stockholders' deficit (Note 7). In addition, the parties to the

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 10—RELATED PARTY TRANSACTIONS (Continued)

litigation dismissed all remaining claims with prejudice. The Parties agree that there are no further obligations due under any of the Letters of Intent. The Letters of Intent are considered rescinded, nulled, and voided.

        L-glutamine Therapy for SCD and Thalassemia Patent License—On March 1, 2001, the Company became the exclusive worldwide licensee under U.S. Patent No. 5,693,671, entitled "L-glutamine Therapy for SCD and Thalassemia" issued on December 2, 1997 to Niihara et al., (the "SCD Patent"), to develop a treatment approach for SCD and thalassemia using L-glutamine pursuant to a license agreement. The Company's Chief Executive Officer is one of the licensors of the SCD Patent. The license agreement is effective until the expiration of the SCD Patent in May 2016. Pursuant to the license agreement, the Company acquired the exclusive right to test, gain governmental approval of, make, have made, use, distribute and sell products designed for use in carrying out methods covered under the SCD Patent, ("Licensed Methods"), and/or incorporating technical information provided by the licensor or by any of certain doctors affiliated with the licensor ("Licensed Products"). Pursuant to an addendum to the license agreement, the Company agreed to pay royalties to the licensor during the term of the agreement equal to 4.5% of net sales of Licensed Products in the United States until lifetime royalty payments made to the licensor total $100,000, at which time the royalty rate will decrease to 2.5% of net sales of the Licensed Products. No royalties are paid to the licensor for Licensed Products sold or distributed, or Licensed Methods practiced, on a non-profit basis. Royalty payments are due within 45 days after the end of each fiscal quarter, with the last payment due 45 days after the termination of the agreement. Any payments not made when due accrue interest on and after the due date at a rate equal to the prime interest rate quoted by the Bank of America on the date the payment is due, with interest being compounded on the last day of each calendar quarter. Since the SCD Patent will expire in May 2016 and the Licensed Products have yet to be commercialized, the Company does not anticipate that any amounts will be payable pursuant to the SCD Patent license agreement.

NOTE 11—GEOGRAPHIC INFORMATION

        For the years ended December 31, 2015 and 2014, the Company earned revenue from countries outside of the United States as outlined in the table below. The Company did not have any significant currency translation or foreign transaction adjustments during the years ended December 31, 2015 and 2014.

Country	Sales year ended December 31, 2015	% of Total Revenue year ended December 31, 2015	Sales year ended December 31, 2014	% of Total Revenue year ended December 31, 2014
Japan	$194,142	33%	$179,570	36%
Taiwan	277,637	47%	193,552	39%
South Korea	39,660	7%	45,312	9%

        The Company did not have any significant currency translation or foreign transaction adjustments during the years ended December 31, 2015 and 2014.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 12—SUBSEQUENT EVENTS

        Subsequent to the year ended December 31, 2015, the Company issued the following:

Notes Issued after December 31, 2015	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible notes(1)	$749,009	10%	Due on Demand up to 2 Years	$3.60
Convertible notes(2)	490,110	10%	2 years	$4.50
Promissory note	250,000	11%	6 months	—
Promissory note(1)	833,335	11%	Due on Demand	—
Promissory notes—related party(1)	263,843	11%	Due on Demand	—
Promissory notes—related party	529,700	10%~11%	Due on Demand up to 2 Years	—

Total	$3,115,997

(1)
Refinancings of prior notes already outstanding.

(2)
Includes mandatory conversion at the time of an initial public offering at a conversion price equal to 80% of the initial public offering price.

        Subsequent to the year ended December 31, 2015, the Company issued the following:

Common Shares Issued after December 31, 2015	Principal Amounts	Number of Shares Issued
Common shares	$1,700,000	377,778
Common shares—related party	99,999	22,222

Total	$1,799,999	400,000

Secured Loans after December 31, 2015	Principal Amounts	Annual Interest Rate	Term of Loans
Secured loans	$1,295,000	10%	Earlier of closing of new debt financing or May 1, 2017

Total	$1,295,000

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

        Although the SCD patent is expired, we will continue to seek market exclusivity protection for the SCD treatment by way of our orphan designation which, if the product is approved, will grant us seven years market exclusivity. In addition, under the Title I of the Drug Price Competition and Patent Term Resolution Act or the Hatch/Waxman Act, we may be eligible for three-year period market exclusivity if approved by the FDA. The FDA may not agree that our product is entitled to data exclusivity under

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 12—SUBSEQUENT EVENTS (Continued)

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