Form 10-Q
period 2016-03-31
EMMAUS LIFE SCIENCES, INC.
filed 2016-06-06
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The registrant had 28,565,344 shares of common stock, par value $0.001 per share, outstanding as of May 31, 2016.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$323,938	$472,341
Accounts receivable	61,314	101,639
Inventories, net	302,030	219,163
Marketable securities, pledged to creditor	244,920	219,015
Prepaid expenses and other current assets	96,917	131,113
Total current assets	1,029,119	1,143,271

PROPERTY AND EQUIPMENT, Net	55,079	58,227

OTHER ASSETS
Deposits	260,727	275,500
Total other assets	260,727	275,500
Total Assets	$1,344,925	$1,467,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,943,670	$3,780,494
Other current liability	67,589	88,331
Notes payable, net	4,780,349	4,656,749
Notes payable to related parties, net	2,961,838	2,766,304
Convertible notes payable, net	6,455,879	6,000,347
Convertible notes payable to related parties, net	254,000	298,000
Total current liabilities	18,463,325	17,590,225

LONG-TERM LIABILITIES
Deferred rent	59,555	59,886
Warrant derivative liabilities	8,726,000	7,863,000
Convertible notes payable, net	4,127,015	4,206,873
Convertible notes payable to related parties, net	320,000	320,000
Total long-term liabilities	13,232,570	12,449,759
Total Liabilities	31,695,895	30,039,984

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 28,563,478 and 28,163,478 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	28,563	28,163
Additional paid-in capital	59,143,596	56,508,984
Accumulated other comprehensive loss	(281,415)	(318,324)
Accumulated deficit	(89,241,714)	(84,781,809)
Total Stockholders’ Deficit	(30,350,970)	(28,562,986)
Total Liabilities & Stockholders’ Deficit	$1,344,925	$1,476,998

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
		(Note 1)
REVENUES, net	$79,399	$96,759

COST OF GOODS SOLD	28,066	49,990
GROSS PROFIT	51,333	46,769

OPERATING EXPENSES
Research and development	502,301	244,118
Selling	93,580	157,186
General and administrative	2,292,922	2,854,342
	2,888,803	3,255,646

LOSS FROM OPERATIONS	(2,837,470)	(3,208,877)

OTHER INCOME (EXPENSE)
Change in fair value of liability classified warrants	—	186,000
Change in fair value of warrant derivative liabilities	(863,000)	382,000
Interest and other income (loss)	(25,833)	43,538
Interest expense	(731,202)	(644,497)
	(1,620,035)	(32,959)

LOSS BEFORE INCOME TAXES	(4,457,505)	(3,241,836)
INCOME TAXES	2,400	2,200
NET LOSS	(4,459,905)	(3,244,036)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on securities available-for-sale	25,905	(133,026)
Unrealized foreign currency translation	11,004	915
	36,909	(132,111)
COMPREHENSIVE LOSS	$(4,422,996)	$(3,376,147)
NET LOSS PER COMMON SHARE	$(0.16)	$(0.11)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	28,465,798	30,581,171

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM DECEMBER 31, 2015 TO MARCH 31, 2016

(UNAUDITED)

	Common stock — par value $0.001 per share, 100,000,000 shares authorized		Additional	Accumulated Other
	Shares	Common Stock	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2015	28,163,478	$28,163	$56,508,984	$(318,324)	$(84,781,809)	$(28,562,986)
Stock issued for cash	400,000	400	1,799,599	—	—	1,799,999
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	294,497	—	—	294,497
Share-based compensation	—	—	540,516	—	—	540,516
Unrealized loss on marketable securities, net of tax	—	—	—	25,905	—	25,905
Foreign currency translation effect	—	—	—	11,004	—	11,004
Net loss	—	—	—	—	(4,459,905)	(4,459,905)

Balance, March 31, 2016	28,563,478	$28,563	$59,143,596	$(281,415)	$(89,241,714)	$(30,350,970)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31,
	2016	2015
		(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,459,905)	$(3,244,036)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	3,668	59,094
Interest expense accrued from discount of convertible notes	238,130	339,006
Foreign exchange adjustments on convertible notes and notes payable	142,760	14,523
Share-based compensation	540,516	1,280,790
Change in fair value of liability classified warrants	—	(186,000)
Change in fair value of warrant derivative liabilities	863,000	(382,000)
Net changes in operating assets and liabilities
Accounts receivable	43,136	27,918
Inventories	(78,021)	(16,823)
Prepaid expenses and other current assets	57,246	21,283
Deposits	16,859	9,196
Accounts payable and accrued expenses	338,171	803,645
Other current liability	(65,000)	—
Deferred rent	(424)	44,957
Net cash flows used in operating activities	(2,359,864)	(1,228,447)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	—	(1,467)
Net cash flows used in investing activities	—	(1,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	400,000	698,783
Proceeds from convertible notes payable issued	279,950	200,000
Payments of notes payable	(228,000)	—
Payments of convertible notes	(44,000)	—
Proceeds from exercise of warrants	—	102,885
Proceeds from issuance of common stock	1,799,999	—
Net cash flows from financing activities	2,207,949	1,001,668
Effect of exchange rate changes on cash	3,512	287

Net decrease in cash and cash equivalents	(148,403)	(227,959)
Cash and cash equivalents, beginning of period	472,341	556,318
Cash and cash equivalents, end of period	$323,938	$328,359

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$146,727	$62,240
Income taxes paid	$2,400	$2,200

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Emmaus Life Sciences, Inc. and subsidiaries (the “Company” or “Emmaus”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The accompanying consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on May 20, 2016 (“Annual Report”). Interim results for the periods presented herein are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

The preparation of the consolidated financial statements requires the use of management estimates. Actual results could differ materially from those estimates.

Correction of immaterial errors — During the first quarter of 2016, management became aware of prior period accounting errors related to stock option accounting that were made in the previously filed SEC Form 10-Q for the quarter ended March 31, 2015. Specifically, the prior period accounting errors involving shared based payments instruments related to not appropriately accounting for stock option modifications and not re-measuring the fair value of stock options issued to non-employees from the issuance date until the services required under the arrangement has been completed. The adjustment to the consolidated statements of comprehensive loss for three months ended March 31, 2015 for the stock option accounting errors was a decrease in expense of $360,454.

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

A reconciliation of the effects of the adjustment to the previously reported consolidated balance sheet at March 31, 2015 follows:

	As Previously Reported	Adjustment	As Revised
	As of March 31, 2015
Additional paid in capital	53,216,812	290,720	53,507,532
Accumulated deficit	(75,037,152)	(290,720)	(75,327,872)

A reconciliation of the effect of the adjustment to the previously reported consolidated statement of comprehensive loss for the three months ended March 31, 2015 follows:

	As Previously Reported	Adjustment	As Revised
	For Three Months Ended March 31, 2015
General and administrative	3,214,796	(360,454)	2,854,342
Loss from operations	(3,569,331)	360,454	(3,208,877)
Loss before income taxes	(3,602,290)	360,454	(3,241,836)

A reconciliation of the effect of the adjustments to the previously reported consolidated statement of cash flows for the three months ended March 31, 2015 follows:

	As Previously Reported	Adjustment	As Revised
	For Three Months Ended March 31, 2015
Net loss	(3,604,490)	360,454	(3,244,036)
Share-based compensation	1,641,244	(360,454)	1,280,790

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to our significant accounting policies during the three months ended March 31, 2016. Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the three months ended March 31, 2016 and comparative amounts from the prior fiscal periods:

Inventories — All of the raw material purchased during the three months ended March 31, 2016 and for the year ended December 31, 2015 was from one vendor. The below table presents inventory by category:

Inventory by category	March 31, 2016	December 31, 2015
Work-in-process	$161,194	$45,355
Finished goods	140,836	173,808
	$302,030	$219,163

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2016 and 2015 were $3,939 and $19,263, respectively.

Marketable securities — The Company’s marketable securities consist of 39,250 shares of CellSeed, Inc. (“CellSeed”) stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed’s IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010. As of March 31, 2016 and December 31, 2015, the closing price per share for CellSeed was 701 Yen ($6.24) and 672 Yen ($5.58), respectively.

As of March 31, 2016, 39,250 shares of CellSeed stock are pledged to secure a $500,000 convertible note issued to Mitsubishi UFJ Capital III Limited Partnership that is due on demand and are classified as current assets, as marketable securities, pledged to creditor.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Prepaid insurance	$67,948	$97,708
Other prepaid expenses and current assets	28,969	33,405
	$96,917	$131,113

Fair value measurements — The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2016 and the year ended December 31, 2015:

	Period ended
Liability Classified Warrants—Stock Purchase Warrants	March 31, 2016	December 31, 2015
Balance, beginning of period	$—	$3,206,000
Reclassification to warrant derivative liabilities	—	(2,545,000)
Change in fair value included in the statements of comprehensive loss	—	(661,000)
Balance, end of period	$—	$—

	Period ended
Warrant Derivative Liabilities—Stock Purchase Warrants	March 31, 2016	December 31, 2015
Balance, beginning of period	$7,863,000	$6,520,000
Reclassification from liability classified warrants	—	2,545,000
Change in fair value included in the statements of comprehensive loss	863,000	(1,202,000)
Balance, end of period	$8,726,000	$7,863,000

The value of the liability classified warrants, the value of warrant derivative liability and the change in fair value of the liability classified warrants and warrant derivative liability were determined using a Binomial Monte-Carlo Cliquet (aka “Ratchet”) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models, except that the exercise price resets at certain dates in the future. The values as of March 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	March 31, 2016	December 31, 2015	Initial Value
Stock price	$5.00	$4.70	$3.60
Risk-free interest rate	0.79%	1.23%	1.72%
Expected volatility (peer group)	69.20%	64.10%	72.40%
Expected life (in years)	2.45	2.70	5.00
Number outstanding	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$—	$—	$7,541,000
Warrant derivative liabilities	$8,726,000	$7,863,000	$—

Debt and related party debt — The following table presents the effective interest rates on the original loan principal amount for loans originated in the respective periods that either had a beneficial conversion feature or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest Rate	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2015 convertible notes payable	Due on demand ~ 2 years	10%	4,051,022	$3.50~ $4.50	1,388,201	110,417	$4.90	220,071	14% ~ 109%
2016 convertible notes payable	Due on demand ~ 2 years	10%	1,028,959	$3.60~ $4.50	294,497	—	—	—	14% ~ 49%
Total			$5,079,981		$1,682,698	110,417		$220,071

Related party notes are disclosed as separate line items in the Company’s balance sheet presentation.

Net loss per share — As of March 31, 2016 and 2015, potentially dilutive securities exercisable or convertible into 11,837,427 and 12,838,502 shares of the Company’s common stock were outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

Recent accounting pronouncements — In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments applicable to the Company in this Update (1) supersede the guidance to classify equity securities, except equity method securities, with readily determinable fair values into trading or available-for-sale categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income, (2) allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment, (3) require assessment for impairment of equity investments without readily determinable fair values qualitatively at each reporting period, (4) eliminate the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The impact of the adoption of the amendments in this Update will depend on the amount of equity securities and financial instruments subject to the amendments in this Update held by the Company at the time of adoption.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this Update simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This Update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating this new Update.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2016	December 31, 2015
Equipment	$165,196	$164,931
Leasehold improvements	31,123	30,579
Furniture and fixtures	74,868	74,682
Sub total	271,187	270,192
Less: accumulated depreciation	(216,108)	(211,965)
Total	$55,079	$58,227

During the three months ended March 31, 2016 and 2015, depreciation expense was $3,668 and $5,523, respectively.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets, related to license fees and patent filing costs associated with NutreStore® L-glutamine powder for oral solution as a treatment for short bowel syndrome (“SBS”) consisted of the following at:

	March 31, 2016	December 31, 2015
License fees and patent filing costs	$500,000	$2,000,000
Less: accumulated amortization	(500,000)	(1,321,429)
Less: intangible asset impairment	—	(678,571)
Total	$—	$—

During the three months ended March 31, 2016 and 2015, amortization expense was $0 and $53,571, respectively.

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	March 31, 2016	December 31, 2015
Accounts payable
Clinical and regulatory expenses	$145,003	$322,193
Legal expenses	209,196	242,384
Other vendors	1,116,151	959,333
Total accounts payable	1,470,350	1,523,910
Accrued interest payable, related parties	126,214	176,940
Accrued interest payable	1,853,934	1,586,472
Accrued expenses	201,506	201,506
Deferred salary	291,666	291,666
Total accounts payable and accrued expenses	$3,943,670	$3,780,494

NOTE 6 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2016 and December 31, 2015:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding March 31, 2016	Discount Amount March 31, 2016	Carrying Amount March 31, 2016	Shares Underlying Notes March 31, 2016	Principal Outstanding December 31, 2015	Discount Amount December 31, 2015	Carrying Amount December 31, 2015	Shares Underlying Notes December 31, 2015
Notes payable
2013	10%	Due on demand	—	$890,000	$—	$890,000	—	$830,000	$—	$830,000	—
2014	11%	Due on demand ~ 2 years	—	613,614	—	613,614	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand ~ 2 years	—	2,443,400	—	2,443,400	—	2,379,799	—	2,379,799	—
2016	11%	Due on demand	—	833,335	—	833,335	—	—	—	—	—
				$4,780,349	$—	$4,780,349	—	$4,656,749	$—	$4,656,749	—

		Current		$4,780,349	$—	$4,780,349	—	$4,656,749	$—	$4,656,749	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8% ~ 10%	Due on demand	—	$626,730	$—	$626,730	—	$626,730	$—	$626,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	—	—	—	—	—	240,308	—	240,308	—
2015	10% ~ 11%	Due on demand ~ 2 years	—	1,621,265	—	1,621,265	—	1,849,266	—	1,849,266	—
2016	11%	Due on demand ~ 2 years	—	663,843		663,843	—	—	—	—	—
				$2,961,838	$—	$2,961,838	—	$2,766,304	$—	$2,766,304	—
		Current		$2,961,838	$—	$2,961,838	—	$2,766,304	$—	$2,766,304	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2010	6%	5 years	$3.05	$2,000	$—	$2,000	656	$2,000	$—	$2,000	656
2011	10%	5 years	$3.05	500,000	—	500,000	165,173	500,000	—	500,000	163,809
2013	10%	2 years	$3.60	200,257	—	200,257	71,446	525,257	—	525,257	185,553
2014	10%	Due on demand ~ 2 years	$3.05~$7.00	4,403,470	236,542	4,166,928	1,151,351	4,378,563	353,700	4,024,863	1,120,470
2015	10%	Due on demand ~ 2 years	$3.50~$7.00	5,384,340	420,490	4,963,850	1,462,149	5,681,166	526,066	5,155,100	1,517,996
2016	10%	Due on demand ~ 2 years	$3.60~$4.50	1,028,959	279,100	749,859	272,872	—	—	—	—
				$11,519,026	$936,132	$10,582,894	3,123,647	$11,086,986	$879,766	$10,207,220	2,988,484

		Current		$6,913,862	$457,983	$6,455,879	1,915,803	$6,358,698	$358,351	$6,000,347	1,762,849
		Non-current		$4,605,164	$478,149	$4,127,015	1,207,844	$4,728,288	$521,415	$4,206,873	1,225,635
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$254,000	$—	$254,000	88,733	$298,000	$—	$298,000	108,505
2015	10%	2 years	$4.50	320,000	—	320,000	74,127	320,000	—	320,000	72,354
				$574,000	$—	$574,000	162,860	$618,000	$—	$618,000	180,859

		Current		$254,000	$—	$254,000	88,733	$298,000	$—	$298,000	108,505
		Non-current		$320,000	$—	$320,000	74,127	$320,000	$—	$320,000	72,354
		Grand Total		$19,835,213	$936,132	$18,899,081	3,286,507	$19,128,039	$879,766	$18,248,273	3,169,343

The average stated interest rate of notes payable as of March 31, 2016 and December 31, 2015 was 10%. The average effective interest rate of notes payable for each of the three-month period ended March 31, 2016 and the year ended December 31, 2015 was 23% and 23%, respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company’s common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $3.60 per share. Certain notes with a $4.50 or a $7.00 stated conversion price in the second year of their two year term are subject to automatic conversion into shares of our common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	at March 31, 2016
2016	$13,973,596
2017	5,239,167
2018	622,450
Total	$19,835,213

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

	March 31, 2016	December 31, 2015
Stock price	$—	$4.50
Exercise price	$—	$4.90
Term	—	5 years
Risk-free interest rate	—%	1.57%
Expected dividend yield	—	—
Expected volatility	—%	67.3%

In situations where the debt included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on their respective pro-rata fair values.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Private placement — On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit (the “Private Placement”). Each unit consisted of one share of common stock and one common stock warrant for the purchase of an additional share of common stock. The aggregate purchase price for the units was $7,551,253. In addition, 300,000 warrants for the purchase of a share of common stock were issued to a broker under the same terms as the Private Placement transaction (the “Broker Warrants”).

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of March 31, 2016. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share. The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of March 31, 2016. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of $2,545,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

As of March 31, 2016, the fair value of these Private Placement warrants, replacement warrants, and Broker Warrants was $8,726,000 (see Note 2). For further details regarding registration rights associated with the Private Placement warrants, replacement warrants and Broker Warrants, see the Registration Rights section below in this footnote.

A summary of outstanding warrants as of March 31, 2016 and December 31, 2015 is presented below.

	Three months ended March 31, 2016	Year ended December 31, 2015
Warrants outstanding, beginning of period	3,530,918	5,101,450
Granted	—	110,417
Exercised	—	(148,256)
Cancelled, forfeited or expired	—	(1,532,693)
Warrants outstanding, end of period	3,530,918	3,530,918

A summary of outstanding warrants by year issued and exercise price as of March 31, 2016 is presented below.

		Outstanding			Exercisable
Exercise Price		Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
Balance 2013
	$3.30	50,000	2.08	$3.30	50,000	$3.30
	$3.50	2,225,036	2.45	$3.50	2,225,036	$3.50
	2013 total	2,275,036			2,275,036

During 2014
	$3.50	1,145,465	2.48	$3.50	1,145,465	$3.50
	2014 total	1,145,465			1,145,465

During 2015
	$4.90	110,417	3.93	$4.90	110,417	$4.90
	Total	3,530,918			3,530,918

Stock options — During the three months ended March 31, 2016, the Company’s Board of Directors granted 300,000 options to its independent directors. These options will equally vest one-third on each of the first three anniversaries of the grant date, have an exercise price of $4.70 per share and are exercisable through 2026. During the year ended December 31, 2015, no options were granted by the Company’s Board of Directors. As of March 31, 2016, there were 5,020,001 options outstanding under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan.

A summary of outstanding options as of March 31, 2016 is presented below.

	March 31, 2016		December 31, 2015
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	4,753,335	$3.60	5,669,000	$3.68
Granted or deemed issued	300,000	$4.70	—	$—
Exercised	—	—	(2,000)	$3.60
Cancelled, forfeited and expired	(33,334)	$5.10	(913,665)	$4.05
Options outstanding, end of period	5,020,001	$3.85	4,753,335	$3.60
Options exercisable, end of period	4,628,112	$3.59	4,379,335	$3.60
Options available for future grant, end of period	3,979,999		4,246,665

No options were issued during the three months ended March 31, 2015.

During the three months ended March 31, 2016 and 2015, the Company recognized $0.5 million and $1.3 million, respectively, of share-based compensation cost arising from stock options. As of March 31, 2016, there was $0.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2011 Stock Incentive Plan. That cost is expected to be recognized over the weighted average remaining period of 2.4 years.

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

If the shares of common stock underlying these warrants to purchase 3,320,501 shares are not registered for resale at the time of exercise, and the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of March 31, 2016, based on a fair market value of a share of the Company’s common stock of $5.00 and 3,320,501 warrants issued and outstanding and eligible for cashless exercise, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 996,150 shares. If the fair market value of a share of the Company’s common stock were to increase by $1.00 from $5.00 to $6.00, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 1,383,542 shares as of March 31, 2016.

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

Operating leases — The Company leases its office space under operating leases with unrelated entities. The rent expense during the three months ended March 31, 2016 and 2015 amounted to $144,364 and $118,192, respectively.

Future minimum lease payments under the agreements are as follows as of March 31, 2016:

Year	Amount
2016 (nine months)	$415,702
2017	525,023
2018	491,240
2019	123,875
$1,555,840

NOTE 9 — RELATED PARTY TRANSACTIONS

On March 18, 2016, the Company issued 22,222 shares of common stock to Yutaka & Soomi Niihara, the Company’s Chairman and Chief Executive Officer for $99,999 or $4.50 per share price.

The following table sets forth information relating to the Company’s loans from related persons outstanding as of March 31, 2016.

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at March 31, 2016	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes March 31, 2016
Current, Promissory note payable to related parties:
	Hope Hospice (1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$8,000	$—	—
	Hope Hospice (1)	8%	6/14/2012	Due on demand	200,000	200,000	—	4,000	—	—
	Hope Hospice (1)	8%	6/21/2012	Due on demand	100,000	100,000	—	2,000	—	—
	Yutaka Niihara (2)(4)	10%	12/5/2012	Due on demand	126,730	1,213,700	1,086,970		—	—
	Hope Hospice (1)	8%	2/11/2013	Due on demand	50,000	50,000	—	2,000	—	—
	Hope Hospice (1)	10%	1/7/2015	2 years (3)	100,000	100,000	—	—	—	—
	James Lee (5)	10%	1/26/2015	2 years (3)	50,000	50,000	—	—	—	—
	Hope Hospice (1)	10%	1/29/2015	2 years (3)	—	30,000	30,000	2,770	—	—
	Lan T. Tran (2)	10%	2/9/2015	2 years (3)	10,000	10,000	—	—	—	—
	Charles Stark (2)	10%	2/10/2015	2 years (3)	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	2/20/2015	2 years (3)	10,000	10,000	—	—	—	—
	Cuc T. Tran (5)	11%	3/5/2015	1 year	13,161	13,161	—	—	—	—
	Yutaka Niihara (2)(4)	10%	4/7/2015	2 years (3)	302,000	500,000	198,000	15,603	—	—
	Yutaka Niihara (2)(4)	10%	5/21/2015	Due on demand	826,105	826,105	—	47,822	—	—
	Masaharu & Emiko Osato (4)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—
	Lan Tran (2)	11%	2/10/2016	2 years (3)	130,510	130,510	—	—	—	—
	Hideki & Eiko Uehara (5)	11%	2/15/2016	Due on demand	133,333	133,333	—	—	—	—
	Masaharu & Emiko Osato (4)	11%	2/25/2016	Due on demand	400,000	400,000	—	—	—	—
				Sub total	$2,961,838	$4,276,809	$1,314,970	$82,195	$—	—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on demand	$254,000	$388,800	$134,800	$27,824	$3.30	88,733
				Sub total	$254,000	$388,800	$134,800	$27,824	—	88,733

Non-Current, Convertible notes payable to related parties:
	Yutaka Niihara (2)(4)	10%	9/29/2015	2 years	$100,000	$100,000	$—	$—	$4.50	23,348
	Charles & Kimxa Stark (2)	10%	10/1/2015	2 years	20,000	20,000	—	—	4.50	4,667
	Yutaka & Soomi Niihara (2)(4)	10%	11/16/2015	2 years	200,000	200,000	—	—	4.50	46,112
				Sub total	$320,000	$320,000	$—	$—	$—	74,127

				Total	$3,535,838	$4,985,609	$1,449,770	$110,019	$—	162,860

(1) Dr. Niihara, a director and officer of the Company, is also the CEO of Hope Hospice.

(2) Officer

(3) Due on Demand

(4) Director

(5) Family of Officer/Director

The following table sets forth information relating to the Company’s loans from related persons outstanding as of December 31, 2015.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2015	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at December 31, 2015
Current, Notes payable to related parties:
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

(2) Officer

(3) Due on Demand

(4) Director

(5) Family of Officer/Director

NOTE 10 — GEOGRAPHIC INFORMATION

For the three months ended March 31, 2016 and 2015, the Company earned revenue from countries outside of the United States as outlined in the table below:

Country	Revenues for the three months ended March 31, 2016	% of total revenue for the three months ended March 31, 2016	Revenues for the three months ended March 31, 2015	% of total revenue for the three months ended March 31, 2015
Japan	$51,074	64%	$42,743	44%
Taiwan	25,211	32%	42,613	44%

The Company did not have any significant currency translation or foreign transaction adjustments during the three months ended March 31, 2016 and 2015.

NOTE 11 — SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company issued the following:

Notes issued after March 31, 2016	Loan Principal Outstanding	Annual Interest Rate	Term of Notes	Conversion Price
Convertible notes (1)	$210,160	10.00%	2 years	$4.50
Promissory notes	550,000	11.00%	Due on demand - 6 months	—
Promissory notes — related party	409,700	10.00%	2 years (Due on demand)	—
	$1,169,860

(1)         Includes mandatory conversion at the time of an initial public offering at a conversion price equal to 80% of the initial public offering price.

In April and May of 2016, the Company entered into secured loan agreements, pursuant to which it borrowed an aggregate amount of $1,295,000 at a fixed interest rate of 10% per annum. These loans will mature on the earlier of the closing of a new debt financing (subject to certain exceptions, including refinancings of the Company’s outstanding convertible notes) or May 1, 2017. These loans are secured by all personal property of the Company and are personally guaranteed by Dr. Niihara and secured by certain of his real property. Furthermore, the loan agreements contain certain negative covenants including restrictions on the Company’s ability to (1) acquire material assets outside of the ordinary course of business, (2) sell, lease, license transfer or dispose of its personal property outside of the ordinary course of business, (3) pay or declare dividends, (4) make investments in or loans to other persons, (5) redeem or repurchase its stock, (6) make deposits or investments unless they are subject to a deposit control account, (7) incur additional indebtedness other than permitted debt, (8) make payments on subordinated obligations, (9) undergo a merger, change in control or sale of a substantial portion of its assets, or (10) use loan proceeds to make payments to its affiliates.

In connection with these loans, the Company also issued its lender warrants for the purchase of 62,500 shares of the Company’s common stock at an exercise price of $4.50 per share. In addition, if these loans remain outstanding for at least 30 days during the 90-day periods ending June 30, 2016, September 30, 2016 and December 31, 2016, the Company will be obligated to issue the lender additional warrants for the purchase of 37,500, 18,750 and 18,750 shares of its common stock, respectively, for an exercise price of the lowest of the fair market value of our common stock as of the start or end of such 90-day period or the lowest public sale price of our common stock during the quarter ended on the applicable measurement date. These warrants may be exercised through a cashless feature.

Secured Loans after March 31, 2016	Principal Amounts	Annual Interest Rate	Term of Loans
Secured loans	$1,295,000	10%	Earlier of closing of new debt financing or May 1, 2017
Total	$1,295,000

On May 1, 2016, U.S. Patent No. 5,693,671, entitled “L-glutamine Therapy for SCD and Thalassemia” issued on December 2, 1997 to Niihara et al., (the “SCD Patent”) expired and subsequently, the license agreement pursuant to which the Company was permitted utilize the SCD Patent to develop a treatment approach for SCD and thalassemia using L-glutamine has terminated. Since the SCD Patent is expired, competitors with more resources than the Company may develop similar products which may subject its product to greater competition than the Company expects and reduces its ability to generate revenue from its product candidate, possibly materially. These circumstances may also impair the Company’s ability to obtain license partners or other international commercialization opportunities on terms acceptable to the Company, if at all.

Although the SCD patent is expired, the Company will continue to seek market exclusivity protection for the SCD treatment by way of its orphan designation which, if the product is approved, will grant the Company seven years market exclusivity. In addition, under the Title I of the Drug Price Competition and Patent Term Resolution Act or the Hatch/Waxman Act, the Company may be eligible for three-year period market exclusivity if approved by the FDA. The FDA may not agree that the Company’s product is entitled to data exclusivity under the Hatch/Waxman Act and, if granted, data exclusivity protection under the Hatch/Waxman Act will expire three years after its product is approved.

With the termination of the license agreement, the Company will no longer be bound by the terms of the agreement which include but are not limited to paying royalties. The royalties were equal to 4.5% of net sales of Licensed Products in the United States until lifetime royalty payments made to the licensor total $100,000, at which time the royalty rate will decrease to 2.5% of net sales of the Licensed Products.

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2015 and 2014 and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on May 20, 2016 (the “Annual Report”).

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various products candidates going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation in which we are currently engaged or may become engaged in the future; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through registered or unregistered equity offerings, debt financings or corporate collaboration and licensing arrangements. As of March 31, 2016, our accumulated deficit was $89.2 million and we had cash and cash equivalents of $0.3 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately $1.4 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. We expect the NDA will be submitted in mid-2016.

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

Future research and development expenses will depend on any new product candidates or technologies that we may introduce into our research and development pipeline. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements. We currently estimate that we will need an additional $1.4 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. We expect the NDA will be submitted in the summer of 2016.

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

Inventories

Inventories consist of finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchased during the three months ended March 31, 2016 and 2015 were from one vendor.

Results of Operations

Three months ended March 31, 2016 and 2015

Net Losses. Net losses increased by $1.2 million, or 37%, to $4.4 million from $3.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in losses is primarily a result of increased other expenses, partially offset by decreased operating expenses, in each case as discussed below. As of March 31, 2016, we had an accumulated deficit of approximately $89.2 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward potential regulatory approval and commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues decreased by $17,000, or 18%, to $79,000 from $96,000 for the three months ended March 31, 2016 and 2015. Combined revenues from our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS decreased during these periods. The decrease is primarily due to decreased sales volume of our AminoPure® L-glutamine nutritional supplement product in both US and international markets.

Cost of Goods Sold. Cost of goods sold decreased by $22,000, or 44%, to $28,000 from $50,000 for the three months ended March 31, 2016 and 2015. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the three months ended March 31, 2016 and 2015 was from one vendor. Cost of sales decreased due to decreased sales associated with our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS during these periods. The decrease in the cost of goods sold in 2016 can be attributed to the increase in international sales, which has a higher gross profit margin.

Research and Development Expenses. Research and development expenses increased by $0.3 million, or 106%, to $0.5 million from $0.2 million for the three months ended March 31, 2016 and 2015. This increase was primarily due to an increase in our preparation of NDA submission activities. We expect our research and development costs to increase in the rest of 2016 to support our NDA post-submission activities, work on marketing approvals outside the US and potentially future clinical trial activity.

Selling Expenses. Selling expenses decreased by $63,000, or 40%, to $94,000 from $157,000 for the three months ended March 31, 2016 and 2015 due primarily to a decrease in advertising. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure® as well as the marketing expense for our pharmaceutical grade L-glutamine treatment for SCD.

General and Administrative Expenses. General and administrative expenses decreased $0.6 million, or 20%, to $2.3 million from $2.9 million for the three months ended March 31, 2016 and 2015. General and administrative expenses include share-based compensation expenses, professional fees, office rent, and payroll expenses. This decrease was primarily due to a decrease of $0.7 million for share-based compensation due to expiration of the service period for certain options in prior periods partially offset by an increase of $0.2 million for professional fees and office rent expenses.

Other Income and Expense. Total other expense increased by $1.6 million, or 4,815%, to $1.6 million expense for the three months ended March 31, 2016, compared to $33,000 expense for the three months ended March 31, 2015, primarily due to a negative change in fair value of warrant derivative liabilities of $1.2 million, a negative change in fair value of liability classified warrants of $0.2 million, an increase in interest costs of $0.1 million as a result of increased debt and an increase of $0.1 million in foreign exchange loss.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $0.3 million as of March 31, 2016, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $4.5 million for the three months ended March 31, 2016 and $3.2 million for the three months ended March 31, 2015. We had an accumulated deficit at March 31, 2016 of $89.2 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for submission of the NDA, the commercialization of our pharmaceutical grade L-glutamine treatment of SCD, research costs for the corneal cell sheets using CAOMECS technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company and potentially additional expenses that may be associated with an initial public offering. We have previously relied on unregistered equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of March 31, 2016, we had outstanding notes payable in an aggregate principal amount of $19.8 million, consisting of $7.7 million of non-convertible promissory notes and $12.1 million of convertible notes. Of the $19.8 million aggregate principal amount of notes outstanding as of March 31, 2016, approximately $14.5 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our pharmaceutical grade L-glutamine treatment for SCD and the development in the United States of CAOMECS-based cell sheet technology.

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

In addition, we currently estimate that we will need an additional $1.4 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. Our cash burn rate for the first three months ending March 31, 2016 was approximately $0.8 million per month.

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

For the three months ended March 31, 2016 and during the year ended December 31, 2015, we borrowed $0.7 million and $7.3 million, respectively, pursuant to convertible notes and non-convertible promissory notes, of which $0.4 million and $2.2 million, respectively, have been issued to related parties. As of March 31, 2016 and December 31, 2015, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $19.8 million and $19.1 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 6.0% to 11% and are unsecured, except for a 2011 convertible note in the principal amount of $0.5 million. The net proceeds of the loans were used for working capital.

The table below lists our outstanding notes payable as of March 31, 2016 and December 31, 2015 and the material terms of our outstanding borrowings:

Year Issued	Interest Rate range	Term of Notes	Conversion Price	Principal Outstanding March 31, 2016	Discount Amount March 31, 2016	Carrying Amount March 31, 2016	Shares Underlying Notes March 31, 2016	Principal Outstanding December 31, 2015	Discount Amount December 31, 2015	Carrying Amount December 31, 2015	Shares Underlying Notes December 31, 2015
Notes payable
2013	10%	Due on demand	—	$890,000	$—	$890,000	—	$830,000	$—	$830,000	—
2014	11%	Due on demand ~ 2 years	—	613,614	—	613,614	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand ~ 2 years	—	2,443,400	—	2,443,400	—	2,379,799	—	2,379,799	—
2016	11%	Due on demand	—	833,335	—	833,335	—	—	—	—	—
				$4,780,349	$—	$4,780,349	$—	$4,656,749	$—	$4,656,749	—
		Current		$4,780,349	$—	$4,780,349	—	$4,656,749	$—	$4,656,749	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8% ~ 10%	Due on demand	—	$626,730	$—	$626,730	—	$626,730	$—	$626,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	—	—	—	—	—	240,308	—	240,308	—
2015	10% ~ 11%	Due on demand ~ 2 years	—	1,621,265	—	1,621,265	—	1,849,266	—	1,849,266	—
2016	11%	Due on demand ~ 2 years	—	663,843		663,843	—	—	—	—	—
				$2,961,838	$—	$2,961,838	—	$2,766,304	$—	$2,766,304	—
		Current		$2,961,838	$—	$2,961,838	—	$2,766,304	$—	$2,766,304	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2010	6%	5 years	$ 3.05	$2,000	$—	$2,000	656	$2,000	$—	$2,000	656
2011	10%	5 years	$ 3.05	500,000	—	500,000	165,173	500,000	—	500,000	163,809
2013	10%	2 years	$ 3.60	200,257	—	200,257	71,446	525,257	—	525,257	185,553
2014	10%	Due on demand ~ 2 years	$ 3.05 ~$7.00	4,403,470	236,542	4,166,928	1,151,351	4,378,563	353,700	4,024,863	1,120,470
2015	10%	Due on demand ~ 2 years	$ 3.50 ~$7.00	5,384,340	420,490	4,963,850	1,462,149	5,681,166	526,066	5,155,100	1,517,996
2016	10%	Due on demand ~ 2 years	$ 3.60~$4.50	1,028,959	279,100	749,859	272,872	—	—	—	—
				$11,519,026	$936,132	$10,582,894	3,123,647	$11,086,986	$879,766	$10,207,220	2,988,484
		Current		$6,913,862	$457,983	$6,455,879	1,915,803	$6,358,698	$358,351	$6,000,347	1,762,849
		Non-current		$4,605,164	$478,149	$4,127,015	1,207,844	$4,728,288	$521,415	$4,206,873	1,225,635
Convertible notes payable - related party
2012	10%	Due on demand	$ 3.30	$254,000	$—	$254,000	88,733	$298,000	$—	$298,000	108,505
2015	10%	2 years	$ 4.50	320,000	—	320,000	74,127	320,000	—	320,000	72,354
				$574,000	$—	$574,000	162,860	$618,000	$—	$618,000	180,859
		Current		$254,000	$—	$254,000	88,733	$298,000	$—	$298,000	108,505
		Non-current		$320,000	$—	$320,000	74,127	$320,000	$—	$320,000	72,354
		Grand Total		$19,835,213	$936,132	$18,899,081	3,286,507	$19,128,039	$879,766	$18,248,273	3,169,343

Subsequent to March 31, 2016, the Company issued the following:

Notes issued after March 31, 2016	Loan Principal Outstanding	Annual Interest Rate	Term of Notes	Conversion Price
Convertible notes (1)	$210,160	10.00%	2 years	$4.50
Promissory notes	$550,000	11.00%	Due on demand - 6 months	—
Promissory notes — related party	159,700	11.00%	2 years (Due on demand)	—
	$919,860

(1)         Includes mandatory conversion at the time of an initial public offering at a conversion price equal to 80% of the initial public offering price.

In April and May of 2016, we entered into secured loan agreements, pursuant to which we borrowed in the aggregate amount of $1,295,000 at a fixed interest rate of 10% per annum. These loans will mature on the earlier of the closing of a new debt financing (subject to certain exceptions, including refinancings of our outstanding convertible notes) or May 1, 2017. These loans are secured by all of our personal property and are personally guaranteed by Dr. Niihara and secured by certain of his real property. Furthermore, the loan agreements contain certain negative covenants that may hinder our ability to raise additional capital or might otherwise affect our liquidity, including restrictions on our ability to (1) acquire material assets outside of the ordinary course of business, (2) sell, lease, license transfer or dispose of our personal property outside of the ordinary course of business, (3) pay or declare dividends, (4) make investments in or loans to other persons, (5) redeem or repurchase our stock, (6) make deposits or investments unless they are subject to a deposit control account, (7) incur additional indebtedness other than permitted debt, (8) make payments on subordinated obligations, (9) undergo a merger, change in control or sale of a substantial portion of our assets, or (10) use loan proceeds to make payments to our affiliates. If we are unable to repay these loans when they become due, or if we otherwise suffer an event of default under the loan agreements, the lender may have the right to foreclose on their collateral, which could have a material and adverse effect on our business, financial condition, liquidity and operations.

In connection with these loans, we also issued the lender warrants for the purchase of 62,500 shares of our common stock at an exercise price of $4.50 per share. In addition, if these loans remain outstanding for at least 30 days during the 90-day periods ending June 30, 2016, September 30, 2016 and December 31, 2016, we will be obligated to issue the lender additional warrants for the purchase of 37,500, 18,750 and 18,750 shares of our common stock, respectively, for an exercise price of the lowest of the fair market value of our common stock as of the start or end of such 90-day period or the lowest public sale price of our common stock during the quarter ended on the applicable measurement date. As these loans have been outstanding for more than 30 days during the 90-day period ending June 30, 2016, we will be obligated to issue the lender an additional warrant for the purchase of 37,500 shares of our common stock on the terms set forth above. These warrants may be exercised through a cashless feature.

Secured Loans after September 30, 2015	Principal Amounts	Annual Interest Rate	Term of Loans
Secured loans	$1,295,000	10%	Earlier of closing of new debt financing or May 1, 2017
Total	$1,295,000

Cash flows for the three months ended March 31, 2016 and March 31, 2015

Net cash used in operating activities

Net cash flows used in operating activities increased by $1.1 million, or 92%, to $2.3 million from $1.2 million for the three months ended March 31, 2016 and 2015, respectively. This increase was primarily due to a $1.2 million increase in net loss and an increase of working capital of $0.6 million, partially offset by a $0.7 million decrease in the non-cash adjustments to net income. The decrease in non-cash adjustments to net income was primarily attributable to the following: $1.4 million for the change in the fair value of liability classified warrants and warrant derivative liabilities and $0.1 million for a foreign exchange adjustment on notes payable, partially offset by a $0.7 million decrease in share-based compensation, the impact of a decrease of $0.1 million in interest expense accrued from discount of convertible notes and a $0.1 million decrease in depreciation and amortization expense.

Net cash used in investing activities

Net cash flows used in investing activities decreased by $1,467, to $0.0 from $1,467 for the three months ended March 31, 2016 and 2015, respectively. The decrease was due to absence of purchase of property and equipment in the three months ended March 31, 2016.

Net cash from financing activities

Net cash flows from financing activities increased by $1.2 million, or 120%, to $2.2 million from $1.0 million for the three months ended March 31, 2016 and 2015, respectively, as a result of an $1.8 million increase in proceeds of issuance of common stocks, partially offset by a $0.2 million decrease in proceeds from issuance of convertible and non-convertible promissory notes, a $0.3 million increase in repayment of convertible and non-convertible promissory notes and a $0.1 million decrease in proceeds from exercise of warrants.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2016.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weakness in our internal control over financial reporting as of December 31, 2015 described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective. Our management is working at remediating the material weakness in our internal controls over financial reporting. However, we have not yet completed a full annual accounting cycle since December 31, 2015 to fully validate the remediation of the material weakness in our internal controls and the effectiveness of the Company’s disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2015. This evaluation was conducted under the supervision of our management, including our Chief Executive Officer, Chief Business Officer, Sr. Vice President of Finance, and the Interim Chief Financial Officer. Based on that evaluation, we have concluded that our internal control over financial reporting was not effective as of December 31, 2015 principally due to the continuance of a material weakness in our internal control over financial reporting, initially identified in our evaluations of the effectiveness of our internal control over financial reporting as of December 31, 2014 and 2013, with respect to the application of generally accepted accounting principles (GAAP) in the United States of America on certain complex transactions as well as maintaining effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions . Further, as of mid-August 2015 through December 2015 we did not have a sufficient number of independent directors to constitute audit committee.

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

We believe these measures will remediate the control deficiencies that gave rise to a material weakness. As we continue to evaluate and work to remediate these control deficiencies, we may determine that additional remedial measures are required.

Part II. Other Information

Item 1. Legal Proceedings

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on May 20, 2016 (the “Annual Report”), for a prior discussion of our legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2016, the Company issued a convertible note to a third party in the principal amount of $80,000, which bears interest at 10% per annum and matures on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $4.50 per share.

On January 6, 2016, the Company issued a convertible note to a third party in the principal amount of $99,950, which bears interest at 10% per annum and mature on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $4.50 per share.

On January 7, 2016, the Company issued 377,778 shares of common stock to Korea Bio Medical Science Institute, at a price of $4.50 per share for an aggregate price of $1,700,000.

On February 5, 2016, the Company issued a convertible note to a third party in the principal amount of $100,000, which bears interest at 10% per annum and mature on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $4.50 per share.

On February 21, 2016, the Company refinanced a convertible note payable to a third party in the original principal amount of $100,800 with a new convertible note in the principal amount of $110,880 which bears interest at 10% per annum. The note has a one year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share at any time during the term of this note upon election of the holder.

On March 2, 2016, the Company refinanced a convertible note payable a third party in the original principal amount of $196,026 with a new convertible note in the principal amount of $215,629 which bears interest at 10% per annum. The term of this note is due on demand up to one year from the date of issuance. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share at any time during the term of this note upon election of the holder.

On March 15, 2016, the Company refinanced a convertible note payable to a third party in the original principal amount of $125,000 with a new convertible note in the principal amount of $162,500 which bears interest at 10% per annum. The term of this note is two year from the date of issuance. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share at any time during the term of this note upon election of the holder.

On March 18, 2016, the Company issued 22,222 shares of common stock to Yutaka & Soomi Niihara, the Company’s Chairman and Chief Executive Officer, at a price of $4.50 per share for an aggregate price of $99,999.

On March 19, 2016, the Company refinanced a convertible note payable to a third party in the original principal amount of $200,000 with a new convertible note in the principal amount of $260,000 which bears interest at 10% per annum. The term of this note is two year from the date of issuance. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share.

Except as explicitly noted above, all such securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act or, in the case of refinancings, upon the exemption from registration provided by Section 3(a)(9) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) of the Securities Act because the issuance of securities by the Company did not involve a “public offering.” The issuance was not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; (iii) each offeree was an “accredited investor” as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees. No underwriters were used in connection with such sales of unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.

4.2	Convertible Promissory Note dated February 21, 2016 issued by the registrant to Sun Moo & Hyon Sil Lee.

4.3	Convertible Promissory Note dated March 2, 2016 issued by the registrant to J.R. Dowey.

4.4	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.

10.1	Promissory Note dated February 25, 2016 by the registrant to Masaharu & Emiko Osato.

10.2	Form of Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Promissory Note.

10.3

Termination Agreement dated March 14, 2016 by and among the registrant, Yutaka Niihara and T. R. Winston & Company, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2016).

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

Emmaus Life Sciences, Inc.

Dated: June 6, 2016	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., MPH
	Its:	Chief Executive Officer (principal executive officer and duly authorized officer)

	By:	/s/ Steve Lee
	Name:	Steve Lee
	Its:	Interim Chief Financial Officer
(principal financial and accounting officer)