Form 10-Q
period 2016-06-30
EMMAUS LIFE SCIENCES, INC.
filed 2016-08-19
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The registrant had 28,598,677 shares of common stock, par value $0.001 per share, outstanding as of August 12, 2016.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$322,887	$472,341
Accounts receivable	54,138	101,639
Inventories, net	241,618	219,163
Marketable securities, pledged to creditor	218,230	219,015
Prepaid expenses and other current assets	109,114	131,113
Total current assets	945,987	1,143,271

PROPERTY AND EQUIPMENT, Net	53,911	58,227

OTHER ASSETS
Deposits	263,585	275,500
Total other assets	263,585	275,500
Total Assets	$1,263,483	$1,476,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,253,590	$3,780,494
Other current liability	33,331	88,331
Notes payable, net	6,368,191	4,656,749
Notes payable to related parties, net	3,291,838	2,766,304
Convertible notes payable, net	6,339,420	6,000,347
Convertible notes payable to related parties, net	254,000	298,000
Total current liabilities	20,540,370	17,590,225

LONG-TERM LIABILITIES
Deferred rent	59,209	59,886
Warrant derivative liabilities	7,911,000	7,863,000
Convertible notes payable, net	4,106,808	4,206,873
Convertible notes payable to related parties, net	320,000	320,000
Total long-term liabilities	12,397,017	12,449,759
Total Liabilities	32,937,387	30,039,984

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 28,565,344 and 28,163,478 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	28,565	28,163
Additional paid-in capital	60,973,203	56,508,984
Accumulated other comprehensive loss	(291,496)	(318,324)
Accumulated deficit	(92,384,176)	(84,781,809)
Total Stockholders’ Deficit	(31,673,904)	(28,562,986)
Total Liabilities & Stockholders’ Deficit	$1,263,483	$1,476,998

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES, net	$172,681	$144,336	$252,080	$241,095

COST OF GOODS SOLD	83,006	63,669	111,072	113,659
GROSS PROFIT	89,675	80,667	141,008	127,436

OPERATING EXPENSES
Research and development	584,695	303,007	1,086,996	547,125
Selling	85,054	88,336	178,634	245,522
General and administrative	2,255,506	2,358,537	4,548,428	5,212,879
	2,925,255	2,749,880	5,814,058	6,005,526

LOSS FROM OPERATIONS	(2,835,580)	(2,669,213)	(5,673,050)	(5,878,090)

OTHER INCOME (EXPENSE)
Gain on derecognition of amounts due to related party and settlement of litigation	—	418,366	—	418,366
Change in fair value of liability classified warrants	—	475,000	—	661,000
Change in fair value of warrant derivative liabilities	806,110	940,000	(56,890)	1,322,000
Interest and other income (loss)	(33,640)	38,643	(59,472)	82,181
Interest expense	(1,079,353)	(858,002)	(1,810,555)	(1,502,499)
	(306,883)	1,014,007	(1,926,917)	981,048

LOSS BEFORE INCOME TAXES	(3,142,463)	(1,655,206)	(7,599,967)	(4,897,042)
INCOME TAXES	—	—	2,400	2,200
NET LOSS	(3,142,463)	(1,655,206)	(7,602,367)	(4,899,242)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding loss on securities available-for-sale	(26,690)	(9,319)	(785)	(142,345)
Unrealized foreign currency translation	16,609	(2,890)	27,613	(1,975)
	(10,081)	(12,209)	26,828	(144,320)
COMPREHENSIVE LOSS	$(3,152,544)	$(1,667,415)	$(7,575,539)	$(5,043,562)
NET LOSS PER COMMON SHARE	$(0.11)	$(0.06)	$(0.27)	$(0.16)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	28,564,216	29,015,561	28,515,007	29,794,041

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

	Common stock — par value $0.001 per share, 100,000,000 shares authorized		Additional	Accumulated Other
	Shares	Common Stock	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2015	28,163,478	$28,163	$56,508,984	$(318,324)	$(84,781,809)	$(28,562,986)
Stock issued for cash	400,000	400	1,799,599	—	—	1,799,999
Warrants issued in conjunction with convertible and non-convertible promissory notes	—	—	597,039	—	—	597,039
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	1,092,378	—	—	1,092,378
Share-based compensation	—	—	975,205	—	—	975,205
Exercise of common stock options (cashless)	1,866	2	(2)	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	(785)	—	(785)
Foreign currency translation effect	—	—	—	27,613	—	27,613
Net loss	—	—	—	—	(7,602,367)	(7,602,367)

Balance, June 30, 2016	28,565,344	28,565	60,973,203	(291,496)	(92,384,176)	(31,673,904)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,602,367)	$(4,899,242)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	7,402	118,115
Amortization of discount of convertible and promissory notes	771,704	798,020
Foreign exchange adjustments on convertible notes and notes payable	339,206	(46,935)
Gain on settlement of litigation	—	(418,366)
Share-based compensation	975,205	2,161,441
Change in fair value of liability classified warrants	—	(661,000)
Change in fair value of warrant derivative liabilities	56,890	(1,322,000)
Net changes in operating assets and liabilities
Accounts receivable	52,356	20,979
Inventories	(14,323)	25,958
Prepaid expenses and other current assets	82,122	(77,481)
Deposits	16,859	30,696
Accounts payable and accrued expenses	940,127	(27,772)
Other current liability	(55,000)	—
Deferred rent	(864)	59,552
Net cash flows used in operating activities	(4,430,683)	(4,238,035)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(1,897)	(2,334)
Net cash flows used in investing activities	(1,897)	(2,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	2,654,700	3,935,566
Proceeds from convertible notes payable issued	740,110	1,693,343
Payments of notes payable	(307,700)	(230,000)
Payments of convertible notes	(611,970)	(225,800)
Proceeds from exercise of warrants	—	102,885
Proceeds from issuance of common stock	1,799,999	—
Net cash flows from financing activities	4,275,139	5,275,994
Effect of exchange rate changes on cash	7,987	(10,819)

Net increase (decrease) in cash and cash equivalents	(149,454)	1,024,806
Cash and cash equivalents, beginning of period	472,341	556,318
Cash and cash equivalents, end of period	$322,887	$1,581,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$473,619	$211,839
Income taxes paid	$2,400	$2,200

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Derecognition of amounts due to related party from settlement of litigation	$—	$394,446
Acquisition of marketable securities from settlement of litigation	$—	$23,920

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Emmaus Life Sciences, Inc. and subsidiaries (collectively, the “Company” or “Emmaus”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on May 20, 2016 (“Annual Report”). Interim results for the periods presented herein are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

The preparation of the consolidated financial statements requires the use of management estimates. Actual results could differ materially from those estimates.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2016. Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the six months ended June 30, 2016 and comparative amounts from the prior fiscal periods:

Inventories — All of the raw material purchased during the six months ended June 30, 2016 and for the year ended December 31, 2015 was from one vendor. The below table presents inventory by category:

Inventory by category	June 30, 2016	December 31, 2015
Work-in-process	$48,312	$45,355
Finished goods	193,306	173,808
	$241,618	$219,163

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the three months ended June 30, 2016 and 2015 were $11,500 and $16,972, respectively. Advertising costs for the six months ended June 30, 2016 and 2015 were $15,439 and $36,235, respectively.

Marketable securities — The Company’s marketable securities consist of 39,250 shares of CellSeed, Inc. (“CellSeed”) stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed’s IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010. As of June 30, 2016 and December 31, 2015, the closing price per share for CellSeed was 572 Yen ($5.56) and 672 Yen ($5.58), respectively.

As of June 30, 2016, 39,250 shares of CellSeed stock are pledged to secure a $300,000 convertible note issued to Mitsubishi UFJ Capital III Limited Partnership that is due on demand and are classified as current assets, as marketable securities, pledged to creditor.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Prepaid insurance	$80,791	$97,708
Other prepaid expenses and current assets	28,323	33,405
	$109,114	$131,113

Fair value measurements — The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2016 and the year ended December 31, 2015:

	Period ended
Liability Classified Warrants—Stock Purchase Warrants	June 30, 2016	December 31, 2015
Balance, beginning of period	$—	$3,206,000
Reclassification to warrant derivative liabilities	—	(2,545,000)
Change in fair value included in consolidated statements of comprehensive loss	—	(661,000)
Balance, end of period	$—	$—

	Period ended
Warrant Derivative Liabilities—Stock Purchase Warrants	June 30, 2016	December 31, 2015
Balance, beginning of period	$7,863,000	$6,520,000
Reclassification from liability classified warrants	—	2,545,000
Change in fair value included in consolidated statements of comprehensive loss	48,000	(1,202,000)
Balance, end of period	$7,911,000	$7,863,000

	Period ended
Warrant Derivative Liabilities—Lender Warrants	June 30, 2016	December 31, 2015
Balance, beginning of period	$—	$—
Warrants issued in conjunction with secured loans	316,610	—
Change in fair value included in consolidated statements of comprehensive loss	8,890	—
Reclassified to additional paid-in capital	(325,500)	—
Balance, end of period	$—	$—

The value of the liability classified warrants, the value of warrant derivative liability and the change in fair value of the liability classified warrants and warrant derivative liability were determined using a Binomial Monte-Carlo Cliquet (aka “Ratchet”) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models, except that the exercise price resets at certain dates in the future. The values as of June 30, 2016, December 31, 2015 and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	June 30, 2016	December 31, 2015	Initial Value
Stock price	$5.00	$4.70	$3.60
Risk-free interest rate	0.61%	1.23%	1.72%
Expected volatility (peer group)	61.9%	64.10%	72.40%
Expected life (in years)	2.20	2.70	5.00
Number outstanding	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$—	$—	$7,541,000
Warrant derivative liabilities	$7,911,000	$7,863,000	$—

The values of lender warrants as of June 30, 2016, May 13, 2016 and April 18, 2016 were calculated based on the following assumptions:

	June 30, 2016	May 13, 2016	April 18, 2016
Stock price	$5.00	$5.00	$5.00
Risk-free interest rate	1.01%	1.24%	1.27%
Expected volatility (peer group)	74.10%	73.30%	72.90%
Expected life (in years)	5.00	5.13	5.20

Debt and related party debt — The following table presents the effective interest rates on the original loan principal amount for loans originated in the respective periods that either had a beneficial conversion feature or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest Rate	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2015 convertible notes payable	Due on demand - 2 years	10%	$4,051,022	$3.50- $4.50	$1,388,201	110,417	$4.90	$220,071	14% - 109%
2016 convertible notes payable	Due on demand - 2 years	10%	4,229,505	$3.50- $4.50	1,037,509	75,000	$4.70	159,968	14% - 102%
2016 promissory notes	11.5 - 12.5 months	10%	1,295,000	—	—	100,000	$4.50	435,381	44%
Total			$9,575,527		$2,425,710	285,417		$815,420

Related party notes are disclosed as separate line items in the Company’s balance sheet.

Net loss per share — As of June 30, 2016 and 2015, potentially dilutive securities exercisable or convertible into 14,410,498 and 12,761,655 shares of the Company’s common stock were outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

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

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify identification of performance obligations and licensing implementation. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: For public companies, this Update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that the implementation of ASU 2016-10 will have on the Company’s financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2016	December 31, 2015
Equipment	$167,456	$164,931
Leasehold improvements	31,868	30,579
Furniture and fixtures	75,124	74,682
Sub total	274,448	270,192
Less: accumulated depreciation	(220,537)	(211,965)
Total	$53,911	$58,227

During the three months ended June 30, 2016 and 2015, depreciation expense was $3,734 and $5,449, respectively. During the six months ended June 30, 2016 and 2015, depreciation expense was $7,402 and $10,972, respectively.

NOTE 4 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	June 30, 2016	December 31, 2015
Accounts payable
Clinical and regulatory expenses	$320,473	$322,193
Legal expenses	290,053	242,384
Other vendors	1,134,818	959,333
Total accounts payable	1,745,344	1,523,910
Accrued interest payable, related parties	206,661	176,940
Accrued interest payable	1,646,991	1,586,472
Accrued expenses	362,928	201,506
Deferred salary	291,666	291,666
Total accounts payable and accrued expenses	$4,253,590	$3,780,494

NOTE 5 — NOTES PAYABLE

In April and May of 2016, the Company entered into secured loan agreements, pursuant to which it borrowed an aggregate amount of $1,295,000 at a fixed interest rate of 10% per annum. These loans will mature on the earlier of the closing of a new debt financing (subject to certain exceptions, including refinancings of its outstanding convertible notes) or May 1, 2017. These loans are secured by all of the Company’s personal property and are personally guaranteed by Dr. Niihara, its CEO, and secured by certain of his real property. Furthermore, the loan agreements contain certain negative covenants that may hinder the Company’s ability to raise additional capital or might otherwise affect its liquidity, including restrictions on its ability to (1) acquire material assets outside of the ordinary course of business, (2) sell, lease, license transfer or dispose of its personal property outside of the ordinary course of business, (3) pay or declare dividends, (4) make investments in or loans to other persons, (5) redeem or repurchase its stock, (6) make deposits or investments unless they are subject to a deposit control account, (7) incur additional indebtedness other than permitted debt, (8) make payments on subordinated obligations, (9) undergo a merger, change in control or sale of a substantial portion of its assets, or (10) use loan proceeds to make payments to its affiliates. If the Company is unable to repay these loans when they become due, or if it otherwise suffers an event of default under the loan agreements, the lender may have the right to foreclose on their collateral, which could have a material and adverse effect on the Company’s business, financial condition, liquidity and operations.

In connection with these loans, the Company issued the lender warrants for the purchase of 62,500 shares of its common stock at an exercise price of the lowest of the fair market value of its common stock during the quarter ended June 30, 2016 or the lowest public sale price of its common stock during the quarter ended June 30, 2016. In addition, if these loans remain outstanding for at least 30 days during the 90-day periods ending June 30, 2016, September 30, 2016 and December 31, 2016, the Company is obligated to issue the lender additional warrants for the purchase of 37,500, 18,750 and 18,750 shares of its common stock, respectively, for an exercise price of the lowest of the fair market value of its common stock as of the start or end of such 90-day period or the lowest public sale price of its common stock during the quarter ended on the applicable measurement date. As these loans have been outstanding for more than 30 days during the 90-day period ending June 30, 2016, the Company accordingly issued the lender an additional warrant for the purchase of 37,500 shares of its common stock on the terms set forth above. These warrants may be exercised through a cashless feature.

Notes payable consisted of the following at June 30, 2016 and December 31, 2015:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding June 30, 2016	Discount Amount June 30, 2016	Carrying Amount June 30, 2016	Shares Underlying Notes June 30, 2016	Principal Outstanding December 31, 2015	Discount Amount December 31, 2015	Carrying Amount December 31, 2015	Shares Underlying Notes December 31, 2015
Notes payable
2013	10%	Due on demand	—	$972,200	$—	$972,200	—	$830,000	$—	$830,000	—
2014	11%	Due on demand - 2 years	—	613,615	—	613,615	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand - 2 years	—	2,530,532	—	2,530,532	—	2,379,799	—	2,379,799	—
2016	10 - 11%	Due on demand – 12.5 months	—	2,678,335	426,491	2,251,844	—	—	—	—	—
				$6,794,682	$426,491	$6,368,191	—	$4,656,749	$—	$4,656,749	—

		Current		$6,794,682	$426,491	$6,368,191	—	$4,656,749	$—	$4,656,749	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8% - 10%	Due on demand	—	$626,730	$—	$626,730	—	$626,730	$—	$626,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand - 2 years	—	—	—	—	—	240,308	—	240,308	—
2015	10% - 11%	Due on demand - 2 years	—	1,621,265	—	1,621,265	—	1,849,266	—	1,849,266	—
2016	10% - 11%	Due on demand - 2 years	—	993,843		993,843	—	—	—	—	—
				$3,291,838	$—	$3,291,838	—	$2,766,304	$—	$2,766,304	—

		Current		$3,291,838	$—	$3,291,838	—	$2,766,304	$—	$2,766,304	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2010	6%	5 years	$3.05	$2,000	$—	$2,000	656	$2,000	$—	$2,000	656
2011	10%	5 years	$3.05	300,000	—	300,000	98,285	500,000	—	500,000	163,809
2013	10%	2 years	$3.60	—	—	—	—	525,257	—	525,257	185,553
2014	10%	Due on demand - 2 years	$3.05-$3.60	2,716,505	119,448	2,597,057	887,820	4,378,563	353,700	4,024,863	1,120,470
2015	10%	Due on demand - 2 years	$3.50-$7.00	4,728,288	319,566	4,408,722	1,283,410	5,681,166	526,066	5,155,100	1,517,996
2016	10%	Due on demand - 2 years	$3.50-$4.50	4,061,535	923,086	3,138,449	1,005,657	—	—	—	—
				$11,808,328	$1,362,100	$10,446,228	3,275,828	$11,086,986	$879,766	$10,207,220	2,988,484

		Current		$7,137,644	$798,224	$6,339,420	2,111,764	$6,358,698	$358,351	$6,000,347	1,762,849
		Non-current		$4,670,684	$563,876	$4,106,808	1,164,064	$4,728,288	$521,415	$4,206,873	1,225,635
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$254,000	$—	$254,000	90,651	$298,000	$—	$298,000	108,505
2015	10%	2 years	$4.50	320,000	—	320,000	75,900	320,000	—	320,000	72,354
				$574,000	$—	$574,000	166,551	$618,000	$—	$618,000	180,859

		Current		$254,000	$—	$254,000	90,651	$298,000	$—	$298,000	108,505
		Non-current		$320,000	$—	$320,000	75,900	$320,000	$—	$320,000	72,354
		Grand Total		$22,468,848	$1,788,591	$20,680,257	3,442,379	$19,128,039	$879,766	$18,248,273	3,169,343

The average stated interest rate of notes payable as of June 30, 2016 and December 31, 2015 was 10%. The average effective interest rate of notes payable for the six-month period ended June 30, 2016 and the year ended December 31, 2015 was 23% in each period, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company’s common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $3.60 per share. Certain notes with a $4.50 or a $7.00 stated conversion price in the second year of their two year term are subject to automatic conversion into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	at June 30, 2016
2016	$12,767,736
2017	6,784,168
2018	2,916,944
Total	$22,468,848

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

	June 30, 2016	December 31, 2015
Stock price	$5.00	$4.50
Exercise price	$4.50 - 4.70	$4.90
Term	5 years	5 years
Risk-free interest rate	1.01 - 1.28%	1.57%
Expected dividend yield	—	—
Expected volatility	65.4 - 67.8%	67.3%

In situations where the debt included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on their respective pro rata fair values.

NOTE 6 — STOCKHOLDERS’ DEFICIT

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

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of June 30, 2016. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share. The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of June 30, 2016. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of $2,545,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

In connection with the secured loans disclosed in Note 5 for $1,295,000 in April and May 2016, the Company issued the lender warrants for the purchase of 62,500 shares of its common stock at an exercise price of the lowest of the fair market value of its common stock during the quarter ended June 30, 2016 or the lowest public sale price of its common stock during the quarter ended June 30, 2016. These warrants, at issuance dates of April and May 2016, contain variable settlement provisions since the exercise price of these warrants is unknown. As a result, these warrants are initially accounted for as derivative liabilities recorded at fair value as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model with the adjustment in its fair value charged against earnings through June 30, 2016. As of June 30, 2016, the settlement provision is no longer variable since the exercise price becomes fixed and as a result, the warrants are reclassified to equity as it no longer meets the definition of a liability and/or a derivative liability. The following table illustrates the initial fair value of these warrants on April and May 2016 as well as the fair value of the warrants as of June 30, 2016 as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model:

	April 2016	May 2016	June 30, 2016	Charge Against Earnings
April 2016 Warrant	$251,971	$—	$260,400	$8,429
May 2016 Warrant	—	64,639	65,100	461
Total	$251,971	$64,639	$325,500	$8,890

As of June 30, 2016, the fair value of these Private Placement warrants, replacement warrants, and Broker Warrants was $7,911,000 (see Note 2). For further details regarding registration rights associated with the Private Placement warrants, replacement warrants and Broker Warrants, see the Registration Rights section below in this footnote.

A summary of outstanding warrants as of June 30, 2016 and December 31, 2015 is presented below.

	Six months ended June 30, 2016	Year ended December 31, 2015
Warrants outstanding, beginning of period	3,530,918	5,101,450
Granted	175,000	110,417
Exercised	—	(148,256)
Cancelled, forfeited or expired	—	(1,532,693)
Warrants outstanding, end of period	3,705,918	3,530,918

A summary of outstanding warrants by year issued and exercise price as of June 30, 2016 is presented below.

	Outstanding			Exercisable
Exercise Price	Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
At December 31, 2013
$3.30	50,000	1.84	$3.30	50,000	$3.30
$3.50	2,225,036	2.20	$3.50	2,225,036	$3.50
2013 total	2,275,036			2,275,036

At December 31, 2014
$3.50	1,145,465	2.23	$3.50	1,145,465	$3.50
2014 total	1,145,465			1,145,465

At December 31, 2015
$4.90	110,417	3.68	$4.90	110,417	$4.90
2015 total	110,417			110,417
During 2016
$4.50	100,000	5.00	$4.50	100,000	$4.50
$4.70	75,000	4.84	$4.70	75,000	$4.70
Total	3,705,918			3,705,918

Stock options — During the six months ended June 30, 2016, the Company’s Board of Directors granted 2,596,200 options to its officers, directors and employees. Of these options, 300,000 will equally vest one-third on each of the first three anniversaries of the grant date, have an exercise price of $4.70 per share and are exercisable through 2026, 2,296,200 options will vest over three years starting May 10, 2017, have an exercise price of $5.00 per share and are exercisable through 2026. During the year ended December 31, 2015, no options were granted by the Company’s Board of Directors. As of June 30, 2016, there were 7,262,201 options outstanding under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan.

A summary of outstanding options as of June 30, 2016 is presented below.

	June 30, 2016		December 31, 2015
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	4,753,335	$3.60	5,669,000	$3.68
Granted or deemed issued	2,596,200	$4.94	—	$—
Exercised	(1,866)	—	(2,000)	$3.60
Cancelled, forfeited and expired	(85,468)	$4.88	(913,665)	$4.05
Options outstanding, end of period	7,262,201	$4.07	4,753,335	$3.60
Options exercisable, end of period	4,640,668	$3.59	4,379,335	$3.60
Options available for future grant, end of period	1,737,799		4,246,665

During the six months ended June 30, 2016 and 2015, the Company recognized $1.0 million and $2.2 million, respectively, of share-based compensation cost arising from stock options. As of June 30, 2016, there was $7.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2011 Stock Incentive Plan. That cost is expected to be recognized over the weighted average remaining period of 2.8 years.

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

If the shares of common stock underlying these warrants to purchase 3,320,501 shares are not registered for resale at the time of exercise, and the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of June 30, 2016, based on a fair market value of a share of the Company’s common stock of $5.00 and 3,320,501 warrants issued and outstanding and eligible for cashless exercise, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 996,150 shares. If the fair market value of a share of the Company’s common stock were to increase by $1.00 from $5.00 to $6.00, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 1,383,542 shares as of June 30, 2016.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Distribution contract — Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For these services, the Company pays a monthly commercialization management fee of $5,000.

Operating leases — The Company leases its office space under operating leases with unrelated entities. The rent expense during the three months ended June 30, 2016 and 2015 amounted to $147,598 and $125,122, respectively. The rent expense during the six months ended June 30, 2016 and 2015 amounted to $ 291,963 and $243,314, respectively.

Future minimum lease payments under the agreements are as follows as of June 30, 2016:

Year	Amount
2016 (six months)	$284,507
2017	561,670
2018	517,790
2019	123,875
$1,487,842

NOTE 8 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to the Company’s loans from related parties outstanding as of June 30, 2016.

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at June 30, 2016	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes June 30, 2016
Current, Promissory note payable to related parties:
	Hope Hospice (1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$8,000	$—	—
	Hope Hospice (1)	8%	6/14/2012	Due on demand	200,000	200,000	—	4,000	—	—
	Hope Hospice (1)	8%	6/21/2012	Due on demand	100,000	100,000	—	2,000	—	—
	Yutaka Niihara (2)(4)	10%	12/5/2012	Due on demand	126,730	1,213,700	1,086,970	—	—	—
	Hope Hospice (1)	8%	2/11/2013	Due on demand	50,000	50,000	—	2,000	—	—
	Hope Hospice (1)	10%	1/7/2015	2 years (3)	100,000	100,000	—	—	—	—
	James Lee (5)	10%	1/26/2015	2 years (3)	50,000	50,000	—	—	—	—
	Hope Hospice (1)	10%	1/29/2015	2 years (3)	—	30,000	30,000	2, 910	—	—
	Lan T. Tran (2)	10%	2/9/2015	2 years (3)	10,000	10,000	—	—	—	—
	Charles Stark (2)	10%	2/10/2015	2 years (3)	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	2/20/2015	2 years (3)	10,000	10,000	—	—	—	—
	Cuc T. Tran (5)	11%	3/5/2015	1 year	13,161	13,161	—	—	—	—
	Yutaka Niihara (2)(4)	10%	4/7/2015	2 years (3)	302,000	500,000	198,000	15,603	—	—
	Yutaka Niihara (2)(4)	10%	5/21/2015	Due on demand	826,105	826,105	—	47,822	—	—
	Masaharu & Emiko Osato (4)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—
	Lan T. Tran (2)	11%	2/10/2016	2 years (3)	130,509	130,509	—	—	—	—
	Hideki & Eiko Uehara (5)	11%	2/15/2016	Due on demand	133,333	133,333	—	3,667	—	—
	Masaharu & Emiko Osato (4)	11%	2/25/2016	Due on demand	400,000	400,000	—	—	—	—
	Hope Hospice (1)	10%	4/4/2016	Due on demand	50,000	50,000	—	—	—	—
	Willis C. Lee (2)(4)	10%	4/8/2016	Due on demand	—	79,700	79,700	1,288	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	5/5/2016	Due on demand	10,000	10,000	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on demand	250,000	250,000	—	—	—	—
				Sub total	$3,291,838	$4,686,508	$1,394,670	$87,290	$—	—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on demand	$254,000	$388,800	$134,800	$27,824	$3.30	90,651
				Sub total	$254,000	$388,800	$134,800	$27,824	$—	90,651

Non-Current, Convertible notes payable to related parties:
	Yutaka Niihara (2)(4)	10%	9/29/2015	2 years	$100,000	$100,000	$—	$—	$4.50	23,902
	Charles & Kimxa Stark (2)	10%	10/1/2015	2 years	20,000	20,000	—	—	4.50	4,778
	Yutaka & Soomi Niihara (2)(4)	10%	11/16/2015	2 years	200,000	200,000	—	—	4.50	47,220
				Sub total	$320,000	$320,000	$—	$—	$—	75,900

				Total	$3,865,838	$5,395,308	$1,529,470	$115,114	$—	166,551

(1) Dr. Niihara, a director and officer of the Company, is also the CEO of Hope Hospice.

(2) Officer

(3) Due on Demand

(4) Director

(5) Family of Officer/Director

The following table sets forth information relating to the Company’s loans from related parties outstanding as of December 31, 2015.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2015	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at December 31, 2015
Current, Notes payable to related parties:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$8,000	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	8,000	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	4,000	—	—
	Yutaka Niihara(2)(4)	10%	12/5/2012	Due on demand	126,730	1,213,700	1,086,970	56,722	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	2,000	—	—
	Lan T. Tran(2)	11%	2/10/2014	2 years(3)	106,976	106,976	—	—	—	—
	Hideki & Eiko Uehara(5)	11%	2/15/2014	2 years	133,333	133,333	—	—	—	—
	Hope Hospice(1)	10%	1/7/2015	2 years(3)	100,000	100,000	—	—	—	—
	James Lee(5)	10%	1/26/2015	2 years(3)	50,000	50,000	—	—	—	—
	Hope Hospice(1)	10%	1/29/2015	2 years(3)	30,000	30,000	—	—	—	—
	Yutaka Niihara(2)(4)	10%	1/29/2015	Due on demand	—	20,000	20,000	773	—	—
	Lan T. Tran(2)	10%	2/9/2015	2 years(3)	10,000	10,000	—	—	—	—
	Charles Stark(2)	10%	2/10/2015	2 years(3)	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	2/20/2015	2 years(3)	10,000	10,000	—	—	—	—
	Cuc T. Tran(5)	11%	3/5/2015	1 year	13,161	13,161	—	—	—	—
	Yutaka Niihara(2)(4)	10%	4/7/2015	2 years(3)	500,000	500,000	—	—	—	—
	Yutaka Niihara(2)(4)	10%	5/21/2015	Due on demand	826,105	826,105	—	—	—	—
	Masaharu & Emiko Osato(4)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—
				Sub total	$2,766,304	$3,873,275	$1,106,970	$79,495	$—	—
Current, Convertible notes payable to related parties:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$298,000	$388,800	$90,800	$—	$3.30	108,505
				Sub total	$298,000	$388,800	$90,800	$—	$—	108,505
Non-Current, convertible notes payable to related parties:
	Yutaka Niihara(2)(4)	10%	9/29/2015	2 years	$100,000	$100,000	$—	$—	$4.50	22,794
	Charles & Kimxa Stark(2)	10%	10/1/2015	2 years	20,000	20,000	—	—	4.50	4,556
	Yutaka & Soomi Niihara(2)(4)	10%	11/16/2015	2 years	200,000	200,000	—	—	4.50	45,004
				Sub total	320,000	320,000	$—	$—	$—	72,354
				Total	$3,384,304	$4,582,075	$1,197,770	$—	$—	180,859

(1) Dr. Niihara, a director and officer of the Company, is also the CEO of Hope Hospice.

(2) Officer

(3) Due on Demand

(4) Director

(5) Family of Officer/Director

NOTE 9 — GEOGRAPHIC INFORMATION

For the six months ended June 30, 2016 and 2015, the Company earned revenue from countries outside of the United States as outlined in the table below:

Country	Revenues for the six months ended June 30, 2016	% of total revenue for the six months ended June 30, 2016	Revenues for the six months ended June 30, 2015	% of total revenue for the six months ended June 30, 2015
Japan	$81,095	32%	$99,613	41%
Taiwan	134,267	53%	110,104	46%

For the three months ended June 30, 2016 and 2015, the Company earned revenue from countries outside of the United States as outlined in the table below:

Country	Revenues for the three months ended June 30, 2016	% of total revenue for the three months ended June 30, 2016	Revenues for the three months ended June 30, 2015	% of total revenue for the three months ended June 30, 2015
Japan	$30,021	17%	$57,379	40%
Taiwan	109,056	63%	67,491	47%

The Company did not have any significant currency translation or foreign transaction adjustments during the six months ended June 30, 2016 and 2015.

NOTE 10 — SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company issued the following:

Note issued after June 30, 2016	Amount	Annual Interest Rate	Term of Note	Conversion Price
Convertible note	$100,000	10.00%	2 years	$4.50
Total	$100,000

Subsequent to June 30, 2016, the Company issued the following:

Common Shares Issued after June 30, 2016	Amount	Number of Shares Issued
Common shares	$899,996	199,999
Total	$899,996	199,999

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various products candidates going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation in which we may become engaged in the future; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through registered or unregistered equity offerings, debt financings or corporate collaboration and licensing arrangements. As of June 30, 2016, our accumulated deficit was $92.4 million and we had cash and cash equivalents of $0.3 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders. Currently, we estimate we will need approximately $1.1 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. We expect the NDA will be submitted in September 2016.

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

Future research and development expenses will depend on any new product candidates or technologies that we may introduce into our research and development pipeline. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements. We currently estimate that we will need an additional $1.1 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. We expect the NDA will be submitted in September of 2016.

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

Inventories

Inventories consist of finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchased during the six months ended June 30, 2016 and 2015 were from one vendor.

Results of Operations

Three months ended June 30, 2016 and 2015

Net Losses. Net losses increased by $1.5 million, or 90%, to $3.1 million from $1.6 million for the three months ended June 30, 2016 and 2015, respectively. The increase in losses is primarily a result of increased other expenses, partially offset by decreased operating expenses, in each case as discussed below. As of June 30, 2016, we had an accumulated deficit of approximately $92.4 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward potential regulatory approval and commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues increased by $28,000, or 20%, to $173,000 from $145,000 for the three months ended June 30, 2016 and 2015. Combined revenues from our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS decreased during these periods. The increase is primarily due to increased sales volume of our AminoPure® L-glutamine nutritional supplement product in international markets.

Cost of Goods Sold. Cost of goods sold increased by $19,000, or 30%, to $83,000 from $64,000 for the three months ended June 30, 2016 and 2015. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the three months ended June 30, 2016 and 2015 was from one vendor. Cost of goods sold increased due to increased sales in international markets associated with our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS during these periods. The increase in the cost of goods sold in 2016 can be attributed to the increase in international sales, which has a lower gross profit margin.

Research and Development Expenses. Research and development expenses increased by $0.3 million, or 93%, to $0.6 million from $0.3 million for the three months ended June 30, 2016 and 2015. This increase was primarily due to an increase in our preparation of NDA submission activities. We expect our research and development costs to increase in the rest of 2016 to support our NDA post-submission activities, work on marketing approvals outside the US and potentially future clinical trial activity.

Selling Expenses. Selling expenses remained approximately the same at just under $0.1 million for the three months ended June 30, 2016 and 2015. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure® as well as the marketing expense for our pharmaceutical grade L-glutamine treatment for SCD.

General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 4%, to $2.3 million from $2.4 million for the three months ended June 30, 2016 and 2015. General and administrative expenses include share-based compensation expenses, professional fees, office rent, and payroll expenses. This decrease was primarily due to a decrease of $0.4 million for share-based compensation due to expiration of certain options partially offset by an increase of $0.2 million for the foreign exchange adjustments on convertible notes and notes payable and an increase of $0.1 million for professional fees.

Other Income and Expense. Total other expense increased by $1.3 million, or 130%, to $0.3 million expense for the three months ended June 30, 2016, compared to $1.0 million income for the three months ended June 30, 2015, primarily due to absences of gain on derecognition of accounts payable and settlement of litigation of $0.4 million and change in fair value of liability classified warrants of $0.5 million, a negative change in fair value of warrant derivative liabilities of $0.1 million and an increase in interest costs of $0.2 million as a result of increased debt.

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

Six months ended June 30, 2016 and 2015

Net Losses. Net losses increased by $2.7 million, or 55%, to $7.6 million from $4.9 million for the six months ended June 30, 2016 and 2015, respectively. The increase in losses is primarily a result of increased other expenses, partially offset by decreased operating expenses, in each case as discussed below. As of June 30, 2016, we had an accumulated deficit of approximately $92.4 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward potential regulatory approval and commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues remained approximately the same at $250,000 for the six months ended June 30, 2016 and 2015. Combined revenues from our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS remained at the same level during these periods.

Cost of Goods Sold. Cost of goods sold remained approximately the same at just over $0.1 million for the six months ended June 30, 2016 and 2015. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the six months ended June 30, 2016 and 2015 was from one vendor.

Research and Development Expenses. Research and development expenses increased by $0.5 million, or 99%, to $1.1 million from $0.6 million for the six months ended June 30, 2016 and 2015. This increase was primarily due to an increase in our preparation of NDA submission activities. We expect our research and development costs to continue through the rest of 2016 to support our NDA post-submission activities, work on marketing approvals outside the US and potentially future clinical trial activity.

Selling Expenses. Selling expenses decreased by $67,000, or 27%, to $179,000 from $246,000 for the six months ended June 30, 2016 and 2015 due primarily to a decrease in marketing, advertising and travel expenses. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure® as well as the marketing expense for our pharmaceutical grade L-glutamine treatment for SCD.

General and Administrative Expenses. General and administrative expenses decreased by $0.7 million, or 13%, to $4.5 million from $5.2 million for the six months ended June 30, 2016 and 2015. General and administrative expenses include share-based compensation expenses, professional fees, office rent, and payroll expenses. This decrease was primarily due to a decrease of $1.2 million for share-based compensation due to expiration of certain options, partially offset by an increase of $0.4 million for professional fees and office rent expenses and $0.1 million for insurance expenses.

Other Income and Expense. Total other expense increased by $2.9 million, or 296%, to $1.9 million expense for the six months ended June 30, 2016, compared to $1.0 million income for the six months ended June 30, 2015, primarily due to absences of gain on derecognition of accounts payable and settlement of litigation of $0.4 million and change in fair value of liability classified warrants of $0.7 million, a negative change in fair value of warrant derivative liabilities of $1.4 million and an increase in interest costs of $0.3 million as a result of increased debt.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $0.3 million as of June 30, 2016, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $7.6 million for the six months ended June 30, 2016 and $4.9 million for the six months ended June 30, 2015. We had an accumulated deficit at June 30, 2016 of $92.4 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for submission of the NDA, the commercialization of our pharmaceutical grade L-glutamine treatment of SCD, research costs for the corneal cell sheets using CAOMECS technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company and potentially additional expenses that may be associated with an initial public offering. We have previously relied on unregistered equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of June 30, 2016, we had outstanding notes payable in an aggregate principal amount of $22.5 million, consisting of $10.1 million of non-convertible promissory notes and $12.4 million of convertible notes. Of the $22.5 million aggregate principal amount of notes outstanding as of June 30, 2016, approximately $16.3 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our pharmaceutical grade L-glutamine treatment for SCD and the development in the United States of CAOMECS-based cell sheet technology.

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

In addition, we currently estimate that we will need an additional $1.1 million to submit a NDA to the FDA for our pharmaceutical grade L-glutamine treatment for SCD. Our cash burn rate for the first six months ending June 30, 2016 was approximately $0.7 million per month.

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

For the six months ended June 30, 2016 and during the year ended December 31, 2015, we borrowed $3.4 million and $7.3 million, respectively, pursuant to convertible notes and non-convertible promissory notes, of which $0.8 million and $2.2 million, respectively, have been issued to related parties. As of June 30, 2016 and December 31, 2015, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $22.5 million and $19.1 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 6% to 11% and are unsecured, except for a 2011 convertible note in the principal amount of $0.3 million and two of 2016 non-convertible promissory notes in an aggregate principal amount of $1.3 million. The net proceeds of the loans were used for working capital.

The table below lists our outstanding notes payable as of June 30, 2016 and December 31, 2015 and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding June 30, 2016	Discount Amount June 30, 2016	Carrying Amount June 30, 2016	Shares Underlying Notes June 30, 2016	Principal Outstanding December 31, 2015	Discount Amount December 31, 2015	Carrying Amount December 31, 2015	Shares Underlying Notes December 31, 2015
Notes payable
2013	10%	Due on demand	—	$972,200	$—	$972,200	—	$830,000	$—	$830,000	—
2014	11%	Due on demand - 2 years	—	613,615	—	613,615	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand - 2 years	—	2,530,532	—	2,530,532	—	2,379,799	—	2,379,799	—
2016	10 - 11%	Due on demand – 12.5 months	—	2,678,335	426,491	2,251,844	—	—	—	—	—
				$6,794,682	$426,491	$6,368,191	—	$4,656,749	$—	$4,656,749	—

		Current		$6,794,682	$426,491	$6,368,191	—	$4,656,749	$—	$4,656,749	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8% - 10%	Due on demand	—	$626,730	$—	$626,730	—	$626,730	$—	$626,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand - 2 years	—	—	—	—	—	240,308	—	240,308	—
2015	10% - 11%	Due on demand - 2 years	—	1,621,265	—	1,621,265	—	1,849,266	—	1,849,266	—
2016	10% - 11%	Due on demand - 2 years	—	993,843		993,843	—	—	—	—	—
				$3,291,838	$—	$3,291,838	—	$2,766,304	$—	$2,766,304	—

		Current		$3,291,838	$—	$3,291,838	—	$2,766,304	$—	$2,766,304	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2010	6%	5 years	$3.05	$2,000	$—	$2,000	656	$2,000	$—	$2,000	656
2011	10%	5 years	$3.05	300,000	—	300,000	98,285	500,000	—	500,000	163,809
2013	10%	2 years	$3.60	—	—	—	—	525,257	—	525,257	185,553
2014	10%	Due on demand - 2 years	$3.05-$3.60	2,716,505	119,448	2,597,057	887,820	4,378,563	353,700	4,024,863	1,120,470
2015	10%	Due on demand - 2 years	$3.50-$7.00	4,728,288	319,566	4,408,722	1,283,410	5,681,166	526,066	5,155,100	1,517,996
2016	10%	Due on demand - 2 years	$3.50-$4.50	4,061,535	923,086	3,138,449	1,005,657	—	—	—	—
				$11,808,328	$1,362,100	$10,446,228	3,275,828	$11,086,986	$879,766	$10,207,220	2,988,484

		Current		$7,137,644	$798,224	$6,339,420	2,111,764	$6,358,698	$358,351	$6,000,347	1,762,849
		Non-current		$4,670,684	$563,876	$4,106,808	1,164,064	$4,728,288	$521,415	$4,206,873	1,225,635
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$254,000	$—	$254,000	90,651	$298,000	$—	$298,000	108,505
2015	10%	2 years	$4.50	320,000	—	320,000	75,900	320,000	—	320,000	72,354
				$574,000	$—	$574,000	166,551	$618,000	$—	$618,000	180,859

		Current		$254,000	$—	$254,000	90,651	$298,000	$—	$298,000	108,505
		Non-current		$320,000	$—	$320,000	75,900	$320,000	$—	$320,000	72,354
		Grand Total		$22,468,848	$1,788,591	$20,680,257	3,442,379	$19,128,039	$879,766	$18,248,273	3,169,343

Cash flows for the six months ended June 30, 2016 and June 30, 2015

Net cash used in operating activities

Net cash flows used in operating activities increased by $0.2 million, or 5%, to $4.4 million from $4.2 million for the six months ended June 30, 2016 and 2015, respectively. This increase was primarily due to a $2.7 million increase in net loss partially offset by a $1.0 million increase of working capital, a $1.5 million increase in the non-cash adjustments to net loss. The increase in non-cash adjustments to net loss was primarily attributable to the following: $2.0 million for the change in the fair value of liability classified warrants and warrant derivative liabilities, $0.4 million for gain on derecognition of accounts payable and settlement of litigation and $0.4 million for a foreign exchange adjustment on notes payable, partially offset by a $1.2 million decrease in share-based compensation and a $0.1 million decrease in depreciation and amortization expense.

Net cash used in investing activities

Net cash flows used in investing activities remained approximately the same at around $2,000 for the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities includes purchase of property and equipment.

Net cash from financing activities

Net cash flows from financing activities decreased by $1.0 million, or 19%, to $4.3 million from $5.3 million for the six months ended June 30, 2016 and 2015, respectively, as a result of an $1.8 million increase in proceeds of issuance of common stocks, partially offset by a $2.2 million decrease in proceeds from issuance of convertible and non-convertible promissory notes, a $0.5 million increase in repayment of convertible and non-convertible promissory notes and a $0.1 million decrease in proceeds from exercise of warrants.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2016, the Company issued a convertible note to a third party in the principal amount of $60,300, which bears interest at 10% per annum and matures on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $4.50 per share.

On April 18, 2016, the Company issued a convertible note to a third party in the principal amount of $49,860, which bears interest at 10% per annum and mature on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $4.50 per share.

On April 20, 2016, the Company issued a convertible note to a third party in the principal amount of $100,000, which bears interest at 10% per annum and mature on the two-year anniversary date of the note. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company’s common stock at a conversion price of $4.50 per share.

In connection with certain secured loans, the Company issued the lender warrants for the purchase of 62,500 shares of the Company’s common stock at an exercise price of the lowest of the fair market value of our common stock during the quarter ended June 30, 2016 or the lowest public sale price of our common stock during the quarter ended June 30, 2016. As these loans have been outstanding for more than 30 days during the 90-day period ending June 30, 2016, the Company accordingly issued the lender an additional warrant for the purchase of 37,500 shares of our common stock on the terms set forth above. These warrants may be exercised through a cashless feature.

On May 1, 2016, the Company modified a convertible note to a third party in the original principal amount of $656,052, which bears interest at 10% per annum. The maturity date of the loan was extended to October 1, 2016. The Company shall pay to a third party principal and interest on the first day of each month, for a period of five months, in the amount of $124,580.03 per month. In connection with the modification of the note, the Company issued five-year warrants to purchase 75,000 shares of common stock at a per share exercise price equal to $4.70 per share.

On May 12, 2016, the Company refinanced a convertible note payable to a third party in the original principal amount of $400,000 with a new convertible note in the principal amount of $480,000 which bears interest at 10% per annum. The note has two year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $4.50 per share at any time during the term of this note upon election of the holder.

On May 26, 2016, a holder of options exercised its right to purchase 10,000 shares of common stock using a cashless exercise feature. As a result of this cashless exercise, we issued 1,866 shares of our common stock to the holder of these options and withheld issuing 8,134 shares of our common stock in satisfaction of the exercise price under the option.

On May 29, 2016, the Company refinanced a convertible note payable to a third party in the original principal amount of $200,257 with a new convertible note in the principal amount of $260,334 which bears interest at 10% per annum. The note has two year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share at any time during the term of this note upon election of the holder.

On May 30, 2016, the Company refinanced a convertible note payable to a third party in the original principal amount of $300,000 with a new convertible note in the principal amount of $360,000 which bears interest at 10% per annum. The note has two year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $4.50 per share at any time during the term of this note upon election of the holder.

On June 2, 2016, the Company refinanced a convertible note payable to a third party in the original principal amount of $378,000 with a new convertible note in the principal amount of $453,600 which bears interest at 10% per annum. The note has two year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $4.50 per share at any time during the term of this note upon election of the holder.

On June 6, 2016, the Company refinanced a convertible note payable to a third party in the original principal amount of $100,000 with a new convertible note in the principal amount of $120,000 which bears interest at 10% per annum. The note has two year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $4.50 per share at any time during the term of this note upon election of the holder.

On June 9, 2016, the Company refinanced a convertible note payable to a third party in the original principal amount of $272,000 with a new convertible note in the principal amount of $326,400 which bears interest at 10% per annum. The note has two year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $4.50 per share at any time during the term of this note upon election of the holder.

On June 9, 2016, the Company refinanced a convertible note payable to a third party in the original principal amount of $70,000 with a new convertible note in the principal amount of $84,000 which bears interest at 10% per annum. The note has two year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $4.50 per share at any time during the term of this note upon election of the holder.

On June 16, 2016, the Company issued a convertible note to a third party in the original principal amount of $250,000, which bears interest at 10% per annum. The note has a one year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $4.50 per share at any time during the term of this note upon election of the holder.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note

4.2	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note

4.3	Form of Warrant to Purchase Shares of Common Stock issued by the registrant to Agility Capital II, LLC

4.4	Form of Warrant to Purchase Shares of Common Stock issued by the registrant to Paul and Hisako Terasaki Trust

4.5	Form of Modification Agreement of Convertible Promissory Note dated May 1, 2016 by and between Emmaus Life Sciences, Inc. and Paul and Hisako Terasaki Trust

10.1	Form of Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Promissory Note

10.2	Promissory Note dated April 14, 2016 by the registrant to The Shitabata Family Trust

10.3	Loan Agreement, dated as of April 18, 2016, between the registrant and Agility Capital II, LLC

10.4	Loan Agreement, dated as of May 13, 2016, between the registrant and Agility Capital II, LLC

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: August 19, 2016	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., MPH
	Its:	Chief Executive Officer
(principal executive officer and duly authorized officer)

	By:	/s/ Steve Lee
	Name:	Steve Lee
	Its:	Interim Chief Financial Officer
(principal financial and accounting officer)