Form 10-Q
period 2016-09-30
EMMAUS LIFE SCIENCES, INC.
filed 2016-11-14
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The registrant had 34,671,633 shares of common stock, par value $0.001 per share, outstanding as of November 11, 2016.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,628,291	$472,341
Investment capital reserve	14,000,000	—
Accounts receivable	20,422	101,639
Inventories, net	251,903	219,163
Marketable securities, pledged to creditor	225,295	219,015
Prepaid expenses and other current assets	123,609	131,113
Total current assets	21,249,520	1,143,271

PROPERTY AND EQUIPMENT, Net	50,225	58,227

OTHER ASSETS
Deposits	262,578	275,500
Total other assets	262,578	275,500
Total Assets	$21,562,323	$1,476,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,835,321	$3,780,494
Other current liability	100,035	88,331
Notes payable, net	6,220,742	4,656,749
Notes payable to related parties, net	2,953,128	2,766,304
Convertible notes payable, net	6,633,105	6,000,347
Convertible notes payable to related parties, net	254,000	298,000
Total current liabilities	20,996,331	17,590,225

LONG-TERM LIABILITIES
Deferred rent	58,765	59,886
Warrant derivative liabilities	7,779,000	7,863,000
Convertible notes payable, net	1,791,999	4,206,873
Convertible notes payable to related parties, net	220,000	320,000
Total long-term liabilities	9,849,764	12,449,759
Total Liabilities	30,846,095	30,039,984

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 34,656,183 and 28,163,478 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	34,656	28,163
Additional paid-in capital	89,589,474	56,508,984
Accumulated other comprehensive loss	(265,532)	(318,324)
Accumulated deficit	(98,642,370)	(84,781,809)
Total Stockholders’ Deficit	(9,283,772)	(28,562,986)
Total Liabilities and Stockholders’ Deficit	$21,562,323	$1,476,998

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES, net	$61,828	$77,173	$313,908	$318,268

COST OF GOODS SOLD	20,997	36,854	132,069	150,513
GROSS PROFIT	40,831	40,319	181,839	167,755

OPERATING EXPENSES
Research and development	368,580	465,455	1,455,576	1,012,580
Selling	103,680	80,758	282,314	326,280
General and administrative	2,655,879	2,170,963	7,204,307	7,383,842
Total operating expenses	3,128,139	2,717,176	8,942,197	8,722,702

LOSS FROM OPERATIONS	(3,087,308)	(2,676,857)	(8,760,358)	(8,554,947)

OTHER INCOME (EXPENSE)
Gain on derecognition of amounts due to related party and settlement of litigation	—	—	—	418,366
Gain on debt extinguishment	1,019	—	1,019	—
Loss on debt settlement	(266,736)	—	(266,736)	—
Change in fair value of liability classified warrants	—	—	—	661,000
Change in fair value of warrant derivative liabilities	132,000	173,000	75,110	1,495,000
Convertible note inducement expense	(1,444,863)	—	(1,444,863)	—
Interest and other income (loss)	3,318	(10,933)	(56,153)	71,248
Interest expense	(1,595,625)	(929,572)	(3,406,180)	(2,432,071)
Total other income (expenses)	(3,170,887)	(767,505)	(5,097,803)	213,543

LOSS BEFORE INCOME TAXES	(6,258,195)	(3,444,362)	(13,858,161)	(8,341,404)
INCOME TAXES	—	—	2,400	2,200
NET LOSS	(6,258,195)	(3,444,362)	(13,860,561)	(8,343,604)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized income (loss) on securities available-for-sale	7,065	(56,576)	6,280	(198,921)
Unrealized foreign currency translation	18,899	4,446	46,512	2,471
Total other comprehensive income (loss)	25,964	(52,130)	52,792	(196,450)
COMPREHENSIVE LOSS	$(6,232,231)	$(3,496,492)	$(13,807,769)	$(8,540,055)
NET LOSS PER COMMON SHARE	$(0.22)	$(0.12)	$(0.48)	$(0.29)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	29,031,346	28,124,375	28,688,376	29,231,370

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

	Common stock — par value $0.001 per share, 100,000,000 shares authorized		Additional	Accumulated Other
	Shares	Common Stock	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2015	28,163,478	$28,163	$56,508,984	$(318,324)	$(84,781,809)	$(28,562,986)
Stock issued for cash	5,079,666	5,080	22,133,414	—	—	22,138,494
Warrants issued in conjunction with convertible and non-convertible promissory notes	—	—	644,550	—	—	644,550
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	1,709,137	—	—	1,709,137
Share-based compensation	—	—	2,259,834	—	—	2,259,834
Exercise of common stock options (cashless)	15,866	16	(16)	—	—	—
Conversion of notes payable and accrued interest to common stock	1,397,173	1,397	4,888,708	—	—	4,890,105
Convertible note inducement	—	—	1,444,863	—	—	1,444,863
Unrealized income on marketable securities, net of tax	—	—	—	6,280	—	6,280
Foreign currency translation effect	—	—	—	46,512	—	46,512
Net loss	—	—	—	—	(13,860,561)	(13,860,561)

Balance, September 30, 2016	34,656,183	34,656	89,589,474	(265,532)	(98,642,370)	(9,283,772)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,860,561)	$(8,343,604)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	11,210	175,897
Amortization of discount of convertible and promissory notes	1,807,592	1,278,364
Foreign exchange adjustments on convertible notes and notes payable	377,288	24,111
Gain on settlement of litigation	—	(418,366)
Gain on debt extinguishment	(1,019)	—
Loss on debt settlement	266,736	—
Share-based compensation	2,259,834	2,968,028
Convertible note inducement expense	1,444,863	—
Change in fair value of liability classified warrants	—	(661,000)
Change in fair value of warrant derivative liabilities	(75,110)	(1,495,000)
Net changes in operating assets and liabilities
Investment capital reserve	(14,000,000)	—
Accounts receivable	88,396	19,605
Inventories	(22,892)	(43,366)
Prepaid expenses and other current assets	76,180	(40,977)
Deposits	18,419	29,136
Accounts payable and accrued expenses	1,753,171	976,221
Other current liability	11,704	—
Deferred rent	(1,320)	58,095
Net cash flows used in operating activities	(19,845,509)	(5,472,856)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(1,897)	(3,953)
Net cash flows used in investing activities	(1,897)	(3,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	2,754,700	3,935,566
Proceeds from convertible notes payable issued	2,461,710	1,893,343
Payments of notes payable	(453,077)	(250,000)
Payments of convertible notes	(976,488)	(279,800)
Proceeds from exercise of warrants	—	102,885
Proceeds from issuance of common stock	22,138,494	—
Net cash flows from financing activities	25,925,339	5,401,994
Effect of exchange rate changes on cash	78,017	1,264

Net increase (decrease) in cash and cash equivalents	6,155,950	(73,551)
Cash and cash equivalents, beginning of period	472,341	556,318
Cash and cash equivalents, end of period	$6,628,291	$482,767

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$599,038	$253,223
Income taxes paid	$2,400	$2,200

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Conversion of notes payable to common stock	4,600,930	18,000
Conversion of accrued interest payable to common stock	289,175	—
Derecognition of amounts due to related party from settlement of litigation	$—	$394,446
Acquisition of marketable securities from settlement of litigation	$—	$23,920

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Emmaus Life Sciences, Inc. and subsidiaries (collectively, the “Company” or “Emmaus”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions have been eliminated. The Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on May 20, 2016 (the “Annual Report”). Interim results for the periods presented herein are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

The preparation of the consolidated financial statements requires the use of management estimates. Actual results could differ materially from those estimates.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2016. Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the nine months ended September 30, 2016 and comparative amounts from the prior fiscal periods:

Inventories — All of the raw material purchased during the nine months ended September 30, 2016 and for the year ended December 31, 2015 was from one vendor. The below table presents inventory by category:

Inventory by category	September 30, 2016	December 31, 2015
Work-in-process	$87,852	$45,355
Finished goods	164,051	173,808
	$251,903	$219,163

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the three months ended September 30, 2016 and 2015 were $9,101 and $11,720, respectively. Advertising costs for the nine months ended September 30, 2016 and 2015 were $24,540 and $47,955, respectively.

Marketable securities — The Company’s marketable securities consist of 39,250 shares of CellSeed, Inc. (“CellSeed”) stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share. CellSeed’s IPO (Tokyo Stock Exchange symbol 7776) was completed on March 16, 2010. As of September 30, 2016 and December 31, 2015, the closing price per share for CellSeed was 581 Yen ($5.74) and 672 Yen ($5.58), respectively.

As of September 30, 2016, 39,250 shares of CellSeed stock are pledged to secure a $300,000 convertible note issued to Mitsubishi UFJ Capital III Limited Partnership that is due on demand and are classified as current assets, as marketable securities, pledged to creditor.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Prepaid insurance	$82,146	$97,708
Other prepaid expenses and current assets	41,463	33,405
	$123,609	$131,113

Fair value measurements — The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2016 and the year ended December 31, 2015:

	Period ended
Liability Classified Warrants—Stock Purchase Warrants	September 30, 2016	December 31, 2015
Balance, beginning of period	$—	$3,206,000
Reclassification to warrant derivative liabilities	—	(2,545,000)
Change in fair value included in consolidated statements of comprehensive loss	—	(661,000)
Balance, end of period	$—	$—

	Period ended
Warrant Derivative Liabilities—Stock Purchase Warrants	September 30, 2016	December 31, 2015
Balance, beginning of period	$7,863,000	$6,520,000
Reclassification from liability classified warrants	—	2,545,000
Change in fair value included in consolidated statements of comprehensive loss	(84,000)	(1,202,000)
Balance, end of period	$7,779,000	$7,863,000

	Period ended
Warrant Derivative Liabilities—Lender Warrants	September 30, 2016	December 31, 2015
Balance, beginning of period	$—	$—
Warrants issued in conjunction with secured loans	316,610	—
Change in fair value included in consolidated statements of comprehensive loss	8,890	—
Reclassified to additional paid-in capital	(325,500)	—
Balance, end of period	$—	$—

The value of the liability classified warrants, the value of warrant derivative liabilities and the change in fair value of the liability classified warrants and warrant derivative liabilities were determined using a Binomial Monte-Carlo Cliquet (aka “Ratchet”) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models, except that the exercise price resets at certain dates in the future. The values as of September 30, 2016, December 31, 2015 and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	September 30, 2016	December 31, 2015	Initial Value
Stock price	$5.00	$4.70	$3.60
Risk-free interest rate	0.76%	1.23%	1.72%
Expected volatility (peer group)	63.6%	64.10%	72.40%
Expected life (in years)	1.95	2.70	5.00
Number outstanding	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$—	$—	$7,541,000
Warrant derivative liabilities	$7,779,000	$7,863,000	$—

The values of lender equity classified warrants as of September 30, 2016, May 13, 2016 and April 18, 2016 were calculated based on the following assumptions:

	September 30, 2016	May 13, 2016	April 18, 2016
Stock price	$5.00	$5.00	$5.00
Risk-free interest rate	1.14%	1.24%	1.27%
Expected volatility (peer group)	69.59%	73.30%	72.90%
Expected life (in years)	4.75	5.13	5.20

Debt and related party debt — The following table presents the effective interest rates on the original loan principal amount for loans originated in the respective periods that either had a beneficial conversion feature or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest Rate	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2015 convertible notes payable	Due on demand - 2 years	10%	$4,051,022	$3.50- $4.50	$1,388,201	110,417	$4.90	$220,071	14% - 109%
2016 convertible notes payable	Due on demand - 2 years	10%	5,951,105	$3.50- $4.50	1,442,401	75,000	$4.70	161,658	14% - 102%
2016 promissory notes	11.5 - 12.5 months	10%	1,295,000	—	—	118,750	$4.50	474,002	47%
Total			$11,297,127		$2,830,602	304,167		$855,731

Related party notes are disclosed as separate line items in the Company’s balance sheet.

Net loss per share — As of September 30, 2016 and 2015, respectively, potentially dilutive securities exercisable or convertible into 14,859,090 and 11,311,625 shares of Company common stock were outstanding. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

Recent accounting pronouncements — In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments applicable to the Company in this Update (1) supersede the guidance to classify equity securities, except equity method securities, with readily determinable fair values into trading or available-for-sale categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income, (2) allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment, (3) require assessment for impairment of equity investments without readily determinable fair values qualitatively at each reporting period, (4) eliminate the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The impact of the adoption of the amendments in this Update will depend on the amount of equity securities and financial instruments subject to the amendments in this Update held by the Company at the time of adoption.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify identification of performance obligations and licensing implementation. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: For public companies, this Update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that the implementation of ASU 2016-10 will have on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on its financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2016	December 31, 2015
Equipment	$167,527	$164,931
Leasehold improvements	32,012	30,579
Furniture and fixtures	75,173	74,682
Subtotal	274,712	270,192
Less: accumulated depreciation	(224,487)	(211,965)
Total	$50,225	$58,227

During the three months ended September 30, 2016 and 2015, depreciation expense was $3,808 and $4,210, respectively. During the nine months ended September 30, 2016 and 2015, depreciation expense was $11,210 and $15,182, respectively.

NOTE 4 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	September 30, 2016	December 31, 2015
Accounts payable
Clinical and regulatory expenses	$221,817	$322,193
Legal expenses	305,788	242,384
Consulting fees	385,935	74,700
Accounting fees	136,223	230,598
Selling expenses	41,775	34,279
Investor relations and public relations expenses	37,005	18,097
Other vendors	210,022	318,269
Total accounts payable	1,338,565	1,240,520
Accrued interest payable, related parties	258,508	176,940
Accrued interest payable	1,730,624	1,586,472
Accrued expenses	1,215,958	484,896
Deferred salary	291,666	291,666
Total accounts payable and accrued expenses	$4,835,321	$3,780,494

NOTE 5 — NOTES PAYABLE

In April and May of 2016, the Company entered into secured loan agreements pursuant to which it borrowed an aggregate amount of $1,295,000 at a fixed interest rate of 10% per annum. These loans will mature on the earlier of the closing of a new debt financing (subject to certain exceptions, including refinancings of its outstanding convertible notes) or May 1, 2017. These loans are secured by all of the Company’s personal property and are personally guaranteed by Dr. Niihara, its Chairman and Chief Executive Officer, and secured by certain of his real property. Furthermore, the loan agreements contain certain negative covenants that may hinder the Company’s ability to raise additional capital or might otherwise affect its liquidity, including restrictions on its ability to (1) acquire material assets outside of the ordinary course of business, (2) sell, lease, license transfer or dispose of its personal property outside of the ordinary course of business, (3) pay or declare dividends, (4) make investments in or loans to other persons, (5) redeem or repurchase its stock, (6) make deposits or investments unless they are subject to a deposit control account, (7) incur additional indebtedness other than permitted debt, (8) make payments on subordinated obligations, (9) undergo a merger, change in control or sale of a substantial portion of its assets, or (10) use loan proceeds to make payments to its affiliates. If the Company is unable to repay these loans when they become due, or if it otherwise suffers an event of default under the loan agreements, the lender may have the right to foreclose on its collateral, which could have a material and adverse effect on the Company’s business, financial condition, liquidity and operations.

In connection with these loans, the Company issued the lender warrants for the purchase of 62,500 shares of Company common stock at an exercise price of the lowest of the fair market value of the common stock during the quarter ended June 30, 2016 or the lowest public sale price of the common stock during the quarter ended June 30, 2016. In addition, if these loans remain outstanding for at least 30 days during the 90-day periods ending June 30, 2016, September 30, 2016 and December 31, 2016, the Company is obligated to issue the lender additional warrants for the purchase of 37,500, 18,750 and 18,750 shares of Company common stock, respectively, for an exercise price of the lowest of the fair market value of the common stock as of the start or end of such 90-day period or the lowest public sale price of the common stock during the quarter ended on the applicable measurement date. As these loans have been outstanding for more than 30 days during the 90-day period ending June 30, 2016 and September 30, 2016, the Company accordingly issued the lender additional warrants for the purchase of 37,500 and 18,750 shares, respectively, of Company common stock on the terms set forth above. These warrants may be exercised through a cashless exercise feature.

In August and September 2016, the Company issued convertible notes to third parties totaling $1,221,600 in aggregate principal amount, which notes bear interest at 10% per annum starting from October 1, 2016 and mature on the respective one-year anniversary dates of the notes. If the Company completes the listing on the OTC market, the principal amount of the notes will automatically convert into shares of Company common stock at a fixed conversion price of $4.50 (subject to appropriate adjustment in the event of any stock splits, stock dividends, recapitalizations and similar transactions with respect to the capital stock of the Company). Within thirty days of such closing, all accrued and unpaid interest on the notes, if any, will be payable to the holders in cash. At or after the first anniversary of the loan dates, the holders of the notes may convert some or all of the unpaid principal amount of the notes, including unpaid accrued interest, into shares of Company common stock at a conversion price of $4.50 per share.

On August 26, 2016, the Company offered all of its note holders an opportunity to convert all or a portion of the principal amount of and accrued interest on their notes into shares of Company common stock at a price of $3.50 per share. Pursuant to the offer, 19 note holders elected to convert a total of $4,007,598 of principal and $260,124 of accrued interest on their notes into an aggregate of 1,219,350 shares of our common stock.

The conversion price of $3.50 per share was less than the stated conversion price of the convertible notes that were converted, which conversion prices ranged from $4.50 to $7.00 per share. Accordingly, the conversion resulted in the Company recognizing an inducement expense of $1,444,863, which represents the fair value of the incremental increase in the number of shares of Company common stock received by the convertible note holders.

The note holders of a total of $622,384 of principal and accrued interest on non-convertible notes participated in the offer. Under the guidance of ASC 405-20, the Company de-recognized the principal and accrued interest on these non-convertible notes in consideration for issuing Company common stock. As a result of delivering its common stock to the holders of these non-convertible notes holders, the Company concluded that it has satisfied and is released from its legal obligation for the notes. The fair value of the common stock provided as consideration was $889,120 whereas the face value of the principal and accrued interest was $622,384, resulting in a loss on the debt settlement of $266,736 charged in full against the earning during the quarter ended September 30, 2016.

Notes payable consisted of the following at September 30, 2016 and December 31, 2015:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding September 30, 2016	Discount Amount September 30, 2016	Carrying Amount September 30, 2016	Shares Underlying Notes September 30, 2016	Principal Outstanding December 31, 2015	Discount Amount December 31, 2015	Carrying Amount December 31, 2015	Shares Underlying Notes December 31, 2015
Notes payable
2013	10%	Due on demand	—	$988,100	$—	$988,100	—	$830,000	$—	$830,000	—
2014	11%	Due on demand - 2 years	—	613,615	—	613,615	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand - 2 years	—	2,547,386	—	2,547,386	—	2,379,799	—	2,379,799	—
2016	10 - 11%	Due on demand - 12.5 months	—	2,378,335	306,694	2,071,641	—	—	—	—	—
				$6,527,436	$306,694	$6,220,742	—	$4,656,749	$—	$4,656,749	—

		Current		$6,527,436	$306,694	$6,220,742	—	$4,656,749	$—	$4,656,749	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8% - 10%	Due on demand	—	$626,730	$—	$626,730	—	$626,730	$—	$626,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand - 2 years	—	—	—	—	—	240,308	—	240,308	—
2015	10% - 11%	Due on demand	—	1,415,888	—	1,415,888	—	1,849,266	—	1,849,266	—
2016	10% - 11%	Due on demand	—	860,510		860,510	—	—	—	—	—
				$2,953,128	$—	$2,953,128	—	$2,766,304	$—	$2,766,304	—

		Current		$2,953,128	$—	$2,953,128	—	$2,766,304	$—	$2,766,304	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2010	6%	5 years	$3.05	$2,000	$—	$2,000	656	$2,000	$—	$2,000	656
2011	10%	5 years	$3.05	300,000	—	300,000	98,285	500,000	—	500,000	163,809
2013	10%	2 years	$3.60	—	—	—	—	525,257	—	525,257	185,553
2014	10%	Due on demand - 2 years	$3.05-$3.60	2,728,357	14,665	2,713,692	908,478	4,378,563	353,700	4,024,863	1,120,470
2015	10%	2 years	$3.50-$3.60	2,904,800	196,276	2,708,524	869,724	5,681,166	526,066	5,155,100	1,517,996
2016	10%	Due on demand - 2 years	$3.50-$4.50	3,334,508	633,620	2,700,888	856,257	—	—	—	—
				$9,269,665	$844,561	$8,425,104	2,733,400	$11,086,986	$879,766	$10,207,220	2,988,484

		Current		$7,225,761	$592,656	$6,633,105	2,209,995	$6,358,698	$358,351	$6,000,347	1,762,849
		Non-current		$2,043,904	$251,905	$1,791,999	523,405	$4,728,288	$521,415	$4,206,873	1,225,635
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$254,000	$—	$254,000	92,592	$298,000	$—	$298,000	108,505
2015	10%	2 years	$4.50	220,000	—	220,000	53,230	320,000	—	320,000	72,354
				$474,000	$—	$474,000	145,822	$618,000	$—	$618,000	180,859

		Current		$254,000	$—	$254,000	92,592	$298,000	$—	$298,000	108,505
		Non-current		$220,000	$—	$220,000	53,230	$320,000	$—	$320,000	72,354
		Grand Total		$19,224,229	$1,151,255	$18,072,974	2,879,222	$19,128,039	$879,766	$18,248,273	3,169,343

The average stated interest rate of notes payable as of September 30, 2016 and December 31, 2015 was 10%. The average effective interest rate of notes payable for the nine-month period ended September 30, 2016 and the year ended December 31, 2015 was 26% and 23% respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into Company common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $3.60 per share. Certain notes with a $4.50 or a $7.00 stated conversion price in the second year of their two-year term are subject to automatic conversion into shares of Company common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	September 30, 2016
2016	$11,809,115
2017	6,252,280
2018	1,162,834
Total	$19,224,229

The Company estimated the total fair value of any beneficial conversion feature and accompanying warrants in allocating the debt proceeds. The proceeds allocated to the beneficial conversion feature were determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of Company common stock as of the date of issuance (see Note 2). The fair value of the warrants issued in conjunction with notes was determined using the Black Scholes Merton Option Pricing Model with the following inputs for the periods ended:

	September 30, 2016	December 31, 2015
Stock price	$5.00	$4.50
Exercise price	$4.50 - 4.70	$4.90
Term	5 years	5 years
Risk-free interest rate	1.01 - 1.28%	1.57%
Expected dividend yield	—	—
Expected volatility	65.4 - 69.6%	67.3%

In situations where the notes included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on their respective pro rata fair values.

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

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of September 30, 2016. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share.

The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of September 30, 2016. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of $2,545,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

As of September 30, 2016, the aggregate fair value of the Private Placement warrants, replacement warrants, and the Broker Warrants was $7,779,000 (see Note 2). For further details regarding registration rights associated with the Private Placement warrants, replacement warrants and Broker Warrants, see the Registration Rights section below in this footnote.

A summary of outstanding warrants as of September 30, 2016 and December 31, 2015 is presented below:

	Nine months ended September 30, 2016	Year ended December 31, 2015
Warrants outstanding, beginning of period	3,530,918	5,101,450
Granted	1,493,750	110,417
Exercised	—	(148,256)
Cancelled, forfeited or expired	—	(1,532,693)
Warrants outstanding, end of period	5,024,668	3,530,918

A summary of outstanding warrants by year issued and exercise price as of September 30, 2016 is presented below:

	Outstanding			Exercisable
Exercise Price	Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
At December 31, 2013
$3.30	50,000	1.58	$3.30	50,000	$3.30
$3.50	2,225,036	1.95	$3.50	2,225,036	$3.50
2013 total	2,275,036			2,275,036

At December 31, 2014
$3.50	1,145,465	1.98	$3.50	1,145,465	$3.50
2014 total	1,145,465			1,145,465

At December 31, 2015
$4.90	110,417	3.43	$4.90	110,417	$4.90
2015 total	110,417			110,417
During 2016
$4.50	118,750	4.75	$4.50	118,750	$4.50
$4.70	75,000	4.59	$4.70	75,000	$4.70
$5.00	1,300,000	4.61	$5.00	1,300,000	$5.00
Total	5,024,668			5,024,668

Stock options — During the nine months ended September 30, 2016, the Company’s Board of Directors granted 2,596,200 stock options to its officers, directors and employees. Of these options, 300,000 granted to its directors will vest in equal one-third installments on each of the first three anniversaries of the grant date, have an exercise price of $4.70 per share and are exercisable through 2026. The remaining 2,296,200 options will vest as follows: one-third (1/3) will vest on the first anniversary of the grant date, and the remaining two-thirds (2/3) will vest in twenty-four approximately equal monthly installments over a period of two years thereafter, except for 300,000 options granted to its directors which will vest in equal one-third installments over three years starting May 10, 2017. These options have an exercise price of $5.00 per share and are exercisable through 2026. During the year ended December 31, 2015, no options were granted by the Company’s Board of Directors. As of September 30, 2016, there were 6,955,200 options outstanding under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan.

A summary of outstanding options as of September 30, 2016 is presented below.

	September 30, 2016		December 31, 2015
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	4,753,335	$3.60	5,669,000	$3.68
Granted or deemed issued	2,596,200	$4.97	—	$—
Exercised	(15,866)	$3.60	(2,000)	$3.60
Cancelled, forfeited and expired	(378,469)	$3.91	(913,665)	$4.05
Options outstanding, end of period	6,955,200	$4.10	4,753,335	$3.60
Options exercisable, end of period	4,353,167	$3.59	4,379,335	$3.60
Options available for future grant, end of period	2,044,800		4,246,665

During the nine months ended September 30, 2016 and 2015, the Company recognized $2.3 million and $2.2 million, respectively, of share-based compensation expense arising from stock options. As of September 30, 2016, there was $9.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2011 Stock Incentive Plan. That expense is expected to be recognized over the weighted-average remaining period of 2.3 years.

Registration rights — Pursuant to the Subscription Agreements relating to the Private Placement and certain warrants, as well as pursuant to the replacement of certain warrants by the Company on June 10, 2014, the Company agreed to use its commercially reasonable best efforts to have on file with the SEC, by September 11, 2014 and at the Company’s sole expense, a registration statement to permit the public resale of 4,115,966 shares of Company common stock and 3,320,501 shares of common stock underlying warrants (collectively, the “Registrable Securities”). In the event such registration statement includes securities to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act of 1933, as amended (the “Securities Act”), and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such registration statement that the number of Registrable Securities proposed to be sold in such offering is greater than the number of such securities which can be included in such offering without materially adversely affecting such offering, the Company will include in such registration the following securities in the following order of priority: (i) any securities the Company proposes to sell, and (ii) the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above apply until all Registrable Securities have been sold pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing. If the shares of common stock underlying these warrants to purchase 3,320,501 shares are not registered for resale at the time of exercise, and the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of September 30, 2016, based on a fair market value of a share of Company common stock of $5.00 and 3,320,501 warrants issued and outstanding and eligible for cashless exercise, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 996,150 shares. If the fair market value of a share of Company common stock were to increase by $1.00 from $5.00 to $6.00, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 1,383,542 shares as of September 30, 2016.

The Company has not yet filed a registration statement with respect to the resale of the Registrable Securities. The Company believes that it has used commercially reasonable efforts to file a registration statement with respect to the resale of Registrable Securities.

Korean Private Placement — On September 12, 2016, the Company entered into Letter of Agreement with KPM Tech Co., Ltd. (“KPM”) and Hanil Vacuum Co., Ltd. (“Hanil”), both Korean-based public companies whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In the Letter of Agreement, the parties agreed that KPM and Hanil would purchase by September 30, 2016 $17 million and $3 million, respectively, of shares of our common stock at a price of $4.50 per share. In exchange, the Company agreed to invest $13 million and $1 million in future capital increases by KPM and Hanil, respectively, at prices based upon the trading prices of KPM and Hanil shares on KOSDAQ. The Letter of Agreement contemplates that KPM and Hanil may purchase additional shares of our common stock in a second transaction to be mutually agreed upon by the parties. In connection with the Letter of Agreement, KPM and Hanil entered into our standard form subscription agreement with respect to their purchase of shares which contains customary representations and warranties of the parties.

On September 29, 2016, KPM and Hanil purchased and acquired from the Company 3,777,778 shares and 666,667 shares, respectively, of common stock at a price of $4.50 a share for $17 million and $3 million, respectively, for a gross total of $20 million. The Company recognized $720,000 as a reduction to its additional paid-in-capital for fees and commissions payable by the Company in connection with the transaction.

Pursuant to the Letter of Agreement dated September 12, 2016, the Company intends to invest $13 million and $1 million in future capital increases by KPM and Hanil, respectively, at prices based upon the trading prices of KPM and Hanil shares on KOSDAQ. Accordingly, the Company allocated $13 million and $1 million for a total of $14 million from the funds received from KPM and Hanil on September 29, 2016 for $17 million and $3 million, respectively, as an investment capital reserve on the balance sheet as of September 30, 2016.

Pursuant to the terms of a subscription agreement dated as of September 11, 2013 among the Company and certain purchasers of shares of our common stock and warrants to purchase shares of our common stock, the purchasers are entitled to participation rights with respect to the sale of shares pursuant to the Letter of Agreement. To the extent the purchasers exercise their participation rights, we may be obliged to sell to them a specified number of shares of our common stock at the price per share and other terms set forth in the Letter of Agreement. There can be no assurance that any purchaser will exercise its participation rights or that any shares of our common stock will be issued to any purchaser.

Subsequent to the quarter ended September 30, 2016 and pursuant to the terms of the Letter of Agreement dated September 12, 2016, the Company invested $13 million and $1 million in capital increases by KPM and Hanil, respectively, at $15.32 and $3.68, respectively, per capita share.

On August 26, 2016, the Company offered all note holders an opportunity to convert all or a portion of the principal amount of and accrued interest on their notes into shares of Company common stock at a price of $3.50 per share. Pursuant to the offer, 19 note holders elected to convert a total of $4,007,598 of principal and $260,124 of accrued interest on their notes.

The conversion price of $3.50 per share was less than the stated conversion price of the convertible notes that were converted, which conversion prices ranged from $4.50 to $7.00 per share. Accordingly, the conversion resulted in the Company recognizing an inducement expense of $1,444,863, which represents the fair value of the incremental increase in the number of shares of Company common stock received by the convertible note holders.

The note holders of a total of $622,384 of principal and accrued interest on non-convertible notes participated in the offer. Under the guidance of ASC 405-20, the Company de-recognized the principal and accrued interest on these non-convertible notes in consideration for issuing Company common stock. As a result of delivering its common stock to the holders of these non-convertible notes holders, the Company concluded that it has satisfied and is released from its legal obligation for the notes. The fair value of the common stock provided as consideration was $889,120 whereas the face value of the principal and accrued interest was $622,384, resulting in a loss on the debt settlement of $266,736 charged in full against the earning during the quarter ended September 30, 2016.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Korean Private Placement — On September 12, 2016, the Company entered into Letter of Agreement with KPM Tech Co., Ltd. (“KPM”) and Hanil Vacuum Co., Ltd. (“Hanil”), both Korean-based public companies whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In the Letter of Agreement, the parties agreed that KPM and Hanil would purchase by September 30, 2016 $17 million and $3 million, respectively, of shares of our common stock at a price of $4.50 per share. In exchange, the Company agreed to invest $13 million and $1 million in future capital increases by KPM and Hanil, respectively, at prices based upon the trading prices of KPM and Hanil shares on KOSDAQ. The Letter of Agreement contemplates that KPM and Hanil may purchase additional shares of our common stock in a second transaction to be mutually agreed upon by the parties. In connection with the Letter of Agreement, KPM and Hanil entered into our standard form subscription agreement with respect to their purchase of shares which contains customary representations and warranties of the parties.

Pursuant to the Letter of Agreement dated September 12, 2016, the Company intends to invest $13 million and $1 million in future capital increases by KPM and Hanil, respectively, at prices based upon the trading prices of KPM and Hanil shares on KOSDAQ. Accordingly, the Company allocated $13 million and $1 million for a total of $14 million from the funds received from KPM and Hanil on September 29, 2016 for $17 million and $3 million, respectively, as an investment capital reserve on the balance sheet as of September 30, 2016.

Distribution contract — Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore® to other wholesale distributors and some independent pharmacies since April 2008. For these services, the Company pays a monthly commercialization management fee of $5,000.

Operating leases — The Company leases its office space under operating leases with unrelated entities. The rent expense during the three months ended September 30, 2016 and 2015 amounted to $151,958 and $124,980, respectively. The rent expense during the nine months ended September 30, 2016 and 2015 amounted to $ 443,921 and $368,294, respectively.

Future minimum lease payments under the agreements are as follows as of September 30, 2016:

Year	Amount
2016 (three months)	$143,519
2017	564,392
2018	518,860
2019	123,875
$1,350,646

NOTE 8 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to the Company’s loans from related parties outstanding as of September 30, 2016.

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at September 30, 2016	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes September 30, 2016
Current, Promissory note payable to related parties:
	Hope Hospice (1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$8,000	$—	—
	Hope Hospice (1)	8%	6/14/2012	Due on demand	200,000	200,000	—	4,000	—	—
	Hope Hospice (1)	8%	6/21/2012	Due on demand	100,000	100,000	—	2,000	—	—
	Yutaka Niihara (2)(3)	10%	12/5/2012	Due on demand	126,730	1,213,700	1,086,970	—	—	—
	Hope Hospice (1)	8%	2/11/2013	Due on demand	50,000	50,000	—	2,000	—	—
	Hope Hospice (1)	10%	1/7/2015	Due on demand	100,000	100,000	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2015	Due on demand	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	2/20/2015	Due on demand	10,000	10,000	—	—	—	—
	Cuc T. Tran (4)	11%	3/5/2015	1 year	13,161	13,161	—	—	—	—
	Yutaka Niihara (2)(3)	10%	4/7/2015	Due on demand	156,623	500,000	343,377	15,603	—	—
	Yutaka Niihara (2)(3)	10%	5/21/2015	Due on demand	826,105	826,105	—	47,822	—	—
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—
	Lan T. Tran (2)	11%	2/10/2016	Due on demand	130,509	130,509	—	—	—	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on demand	400,000	400,000	—	—	—	—
	Hope Hospice (1)	10%	4/4/2016	Due on demand	50,000	50,000	—	—	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	5/5/2016	Due on demand	10,000	10,000	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on demand	250,000	250,000	—	—	—	—
				Sub total	$2,953,128	$4,383,475	$1,430,347	$79,425	$—	—
Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on demand	$254,000	$388,800	$134,800	$27,824	$3.30	92,592
				Sub total	$254,000	$388,800	$134,800	$27,824	$—	92,592
Non-Current, Convertible notes payable to related parties:
	Charles & Kimxa Stark (2)	10%	10/1/2015	2 years	20,000	20,000	—	—	4.50	4,890
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	4.50	48,340
				Sub total	$220,000	$220,000	$—	$—	$—	53,230

				Total	$3,427,128	$4,992,275	$1,565,147	$107,249	$—	145,822

(1) Dr. Niihara, a director and officer of the Company, is also the Chief Executive Officer of Hope Hospice.

(2) Officer.

(3) Director.

(4) Family of Officer/Director.

The following table sets forth information relating to the Company’s loans from related parties outstanding as of December 31, 2015.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2015	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at December 31, 2015
Current, Notes payable to related parties:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$8,000	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	8,000	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	4,000	—	—
	Yutaka Niihara(2)(3)	10%	12/5/2012	Due on demand	126,730	1,213,700	1,086,970	56,722	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	2,000	—	—
	Lan T. Tran(2)	11%	2/10/2014	Due on demand	106,976	106,976	—	—	—	—
	Hideki & Eiko Uehara(4)	11%	2/15/2014	2 years	133,333	133,333	—	—	—	—
	Hope Hospice(1)	10%	1/7/2015	Due on demand	100,000	100,000	—	—	—	—
	James Lee(4)	10%	1/26/2015	Due on demand	50,000	50,000	—	—	—	—
	Hope Hospice(1)	10%	1/29/2015	Due on demand	30,000	30,000	—	—	—	—
	Yutaka Niihara(2)(3)	10%	1/29/2015	Due on demand	—	20,000	20,000	773	—	—
	Lan T. Tran(2)	10%	2/9/2015	Due on demand	10,000	10,000	—	—	—	—
	Charles Stark(2)	10%	2/10/2015	Due on demand	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	2/20/2015	Due on demand	10,000	10,000	—	—	—	—
	Cuc T. Tran(4)	11%	3/5/2015	1 year	13,161	13,161	—	—	—	—
	Yutaka Niihara(2)(3)	10%	4/7/2015	Due on demand	500,000	500,000	—	—	—	—
	Yutaka Niihara(2)(3)	10%	5/21/2015	Due on demand	826,105	826,105	—	—	—	—
	Masaharu & Emiko Osato(3)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—
				Sub total	$2,766,304	$3,873,275	$1,106,970	$79,495	$—	—
Current, Convertible notes payable to related parties:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$298,000	$388,800	$90,800	$—	$3.30	108,505
				Sub total	$298,000	$388,800	$90,800	$—	$—	108,505
Non-Current, convertible notes payable to related parties:
	Yutaka Niihara(2)(3)	10%	9/29/2015	2 years	$100,000	$100,000	$—	$—	$4.50	22,794
	Charles & Kimxa Stark(2)	10%	10/1/2015	2 years	20,000	20,000	—	—	4.50	4,556
	Yutaka & Soomi Niihara(2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	4.50	45,004
				Sub total	320,000	320,000	$—	$—	$—	72,354
				Total	$3,384,304	$4,582,075	$1,197,770	$—	$—	180,859

(1) Dr. Niihara, a director and officer of the Company, is also the Chief Executive Officer of Hope Hospice.

(2) Officer.

(3) Director.

(4) Family of Officer/Director.

NOTE 9 — GEOGRAPHIC INFORMATION

For the nine months ended September 30, 2016 and 2015, the Company earned revenue from countries outside of the United States as outlined in the table below:

Country	Revenues for the nine months ended September 30, 2016	% of total revenue for the nine months ended September 30, 2016	Revenues for the nine months ended September 30, 2015	% of total revenue for the nine months ended September 30, 2015
Japan	$120,280	38%	$99,613	41%
Taiwan	138,313	44%	110,104	46%

For the three months ended September 30, 2016 and 2015, the Company earned revenue from countries outside of the United States as outlined in the table below:

Country	Revenues for the three months ended September 30, 2016	% of total revenue for the three months ended September 30, 2016	Revenues for the three months ended September 30, 2015	% of total revenue for the three months ended September 30, 2015
Japan	$39,185	63%	$57,379	40%
Taiwan	4,046	7%	67,491	47%

The Company did not have any significant currency translation or foreign transaction adjustments during the nine months ended September 30, 2016 or 2015.

NOTE 10 — SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company issued the following:

Note issued after September 30, 2016	Amount	Annual Interest Rate	Term of Note	Conversion Price
Convertible notes	$419,075	10.00%	1 year	$4.50
Total	$419,075

Subsequent to September 30, 2016, the Company issued the following:

Common Shares Issued after September 30, 2016	Amount	Number of Shares Issued
Common shares	$69,525	15,450
Total	$69,525	15,450

As disclosed in Notes 6 and 7, subsequent to September 30, 2016, we acquired a minority interest of 8.2% in KPM Tech Co., Ltd., for $13 million and of 0.8% in Hanil Vacuum Co., Ltd., for $1 million, both Korean-based public companies whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. KPM is principally engaged in the manufacturing and distribution of surface treatment chemicals. Hanil is principally engaged in the design, manufacturing and sale of vacuum coating systems.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

With respect to the following discussion, the terms, “we,” “us,” “our” or the “Company” refer to Emmaus Life Sciences, Inc., and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation, which we refer to as Emmaus Medical, and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation, a Delaware corporation, which we refer to as Newfield Nutrition, Emmaus Medical Japan, Inc., a Japanese corporation, which we refer to as EM Japan, and Emmaus Medical Europe Ltd., a U.K. corporation, which we refer to as EM Europe.

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

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining U.S. Food and Drug Administration (“FDA”) and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to achieve regulatory authorization to market our pharmaceutical grade L-glutamine treatment for sickle cell disease (“SCD”), our ability to commercialize our pharmaceutical grade L-glutamine treatment for SCD, our reliance on third party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

On September 7, 2016 we submitted a New Drug Application (“NDA”) to the FDA requesting U.S. marketing approval for our orally-administered pharmaceutical grade L-glutamine treatment for SCD and the NDA has been accepted for review.

The NDA represents the first potential treatment for pediatric patients with SCD, and the first potential new treatment in nearly 20 years for adult patients. Our SCD therapy has Orphan Drug and Fast Track designation from the FDA. We are awaiting notice from the FDA regarding the request for a priority review.

Orphan Medicinal Product designation in the European Union has also been granted for the L-glutamine treatment for SCD. We plan to submit a marketing authorization application to the European Medicines Agency.

We plan to market our L-glutamine treatment in the United States, if approved, by either strategic partnership or by building our own targeted sales force of approximately 30 sales representatives. We intend to utilize strategic partnerships to market our treatment in the rest of the world, if and when approved for marketing.

We have extensive experience in the field of SCD, including the development, outsourced manufacturing and conduct of clinical trials of our prescription grade L-glutamine product candidate for the treatment of SCD. Yutaka Niihara, M.D., M.P.H., is a leading hematologist in the field of SCD. Dr. Niihara is licensed to practice medicine in both the United States and Japan and has been actively engaged in SCD research and the care of patients with SCD for over 20 years, primarily at the University of California Los Angeles and the Los Angeles Biomedical Research Institute (“LA BioMed”), a nonprofit biomedical research institute at Harbor UCLA Medical Center.

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

In May 2006, we formed Newfield Nutrition, a wholly-owned subsidiary of Emmaus Medical, that distributes L-glutamine as a nutritional supplement under the brand name AminoPure®.

In October 2010, we formed EM Japan, a wholly-owned subsidiary of Emmaus Medical, that markets and sells AminoPure® in Japan and other countries in Asia. EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future.

In November 2011, we formed EM Europe, a wholly-owned subsidiary of Emmaus Medical, whose primary focus is expanding our business in Europe.

Our corporate structure is illustrated below:

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: the duration and results of the clinical trials for our various products candidates going forward; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of litigation in which we may become engaged in the future; and further arrangements, if any, with collaborators. Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through registered or unregistered equity offerings, debt financings or corporate collaboration and licensing arrangements. As of September 30, 2016, our accumulated deficit was $98.6 million and we had cash and cash equivalents of $6.6 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders.

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

Subsequent to September 30, 2016, we acquired a minority interest of 8.2% in KPM Tech Co., Ltd., and of 0.8% in Hanil Vacuum Co., Ltd., both Korean-based public companies whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. KPM is principally engaged in the manufacturing and distribution of surface treatment chemicals. Hanil is principally engaged in the design, manufacturing and sale of vacuum coating systems.

Financial Overview

Revenue

Since our inception in 2000, we have had limited revenue from the sale of NutreStore®, an FDA-approved prescription drug to treat SBS and AminoPure®, a nutritional supplement. We have funded operations principally through the private placement of equity securities and debt financings. Our operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, developing and sponsoring clinical trials of our pharmaceutical grade L-glutamine treatment for SCD, manufacturing products and maintaining and improving our patent portfolio.

Currently, we generate revenue through the sale of NutreStore® L-glutamine powder for oral solution as a treatment for SBS as well as AminoPure®. Pursuant to the exclusive sublicense agreement for US Patent No. 5,288,703, we are required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore® to CATO Holding Company (“CATO”). Management expects that any revenues generated from the sale of NutreStore® and AminoPure® will fluctuate from quarter to quarter based on the timing of orders and the amount of product sold.

Cost of Goods Sold

Cost of goods sold includes the raw materials, packaging, shipping and distribution costs of NutreStore® and AminoPure®.

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to the contract research organizations (“CRO”) that conduct the clinical trials of our product candidates, payroll-related expenses, study site payments, consultant fees, and activities related to regulatory filings, manufacturing development costs and other related supplies. The costs of later-stage clinical studies, such as Phase 2 and 3 trials, are generally higher than those of earlier stages of development, such as preclinical studies and Phase 1 trials. This is primarily due to the increased size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later-stage clinical studies.

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

We estimate that the cost to us to develop in the United States corneal cell sheet products based on Cultured Autologous Oral Mucosal Epithelial Cell-Sheets (“CAOMECS”) technology will be approximately $3.0 million. This estimate includes the anticipated cost of obtaining FDA approval for the corneal cell sheets and assumes that we will need the FDA to approve a Biologic License Application (“BLA”) for the corneal cell sheets, rather than an NDA. We estimate that we will need another $2.4 million to commercialize any approved products based on corneal cell sheet technology.

In addition, we estimate that we will need $2.5 million for research related to other cell sheet applications and to build a current Good Manufacturing Practices (“cGMP”) laboratory to establish the infrastructure and production capabilities related to regenerative medicine products. At this time, we do not plan to incur any research and development costs for our NutreStore® and AminoPure® products.

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

Inventories

Inventories consist of finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchased during the nine months ended September 30, 2016 and 2015 were from one vendor.

Results of Operations

Three months ended September 30, 2016 and 2015

Net Losses. Net losses increased by $2.8 million, or 82%, to $6.3 million from $3.5 million for the three months ended September 30, 2016 and 2015, respectively. The increase in losses is primarily a result of increased other expenses and operating expenses, in each case as discussed below. As of September 30, 2016, we had an accumulated deficit of approximately $98.6 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward potential regulatory approval and commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues decreased by $15,000, or 20%, to $62,000 from $77,000 for the three months ended September 30, 2016 and 2015. Combined revenues from our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS remained at the same level during these periods.

Cost of Goods Sold. Cost of goods sold decreased by $16,000, or 43%, to $21,000 from $37,000 for the three months ended September 30, 2016 and 2015. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the three months ended September 30, 2016 and 2015 was from one vendor. Cost of goods sold decreased due to increased sales in direct sales, which has a higher gross profit margin, associated with our AminoPure® L-glutamine nutritional supplement product.

Research and Development Expenses. Research and development expenses decreased by $0.1 million, or 21%, to $0.4 million from $0.5 million for the three months ended September 30, 2016 and 2015. This decrease was primarily due to a decrease in our preparation of NDA submission activities. We expect our research and development costs to remain at the same level in the rest of 2016 to support our NDA post-submission activities, work on marketing approvals outside the US and potentially future clinical trial activity.

Selling Expenses. Selling expenses increased by $23,000, or 28%, from $81,000 to $104,000 for the three months ended September 30, 2016 and 2015. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure® as well as the marketing and branding expenses for our pharmaceutical grade L-glutamine treatment for SCD. The increase was due to an increase in the branding cost of our pharmaceutical grade L-glutamine treatment for SCD as we approach the potential regulatory approval and commercialization.

General and Administrative Expenses. General and administrative expenses increased by $0.5 million, or 22%, to $2.7 million from $2.2 million for the three months ended September 30, 2016 and 2015. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. This increase was primarily due to an increase of $0.5 million in share-based compensation expense due to issuance of stock options and a $0.1 million increase in office rent expenses, partially offset by a $0.1 million decrease in professional fees.

Other Income and Expense. Total other expense increased by $2.4 million, or 313%, to $3.2 million expense for the three months ended September 30, 2016, compared to $0.8 million expense for the three months ended September 30, 2015. The increase was primarily due to a $1.4 million increase in convertible note inducement expense, a $0.7 million increase in interest costs as a result of increased debt and a $0.3 million increase in loss on debt settlement from promissory note conversion into Company common stock.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•                  as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company;

•                  to support research and development activities, which we expect to expand as development of our product candidate(s) continues and the post-submission activities of an NDA for pharmaceutical grade L-glutamine treatment for SCD; and

•                  to build a sales and marketing team before we receive regulatory approval of a product candidate in anticipation of commercial launch.

Nine months ended September 30, 2016 and 2015

Net Losses. Net losses increased by $5.5 million, or 66%, to $13.9 million from $8.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in losses is primarily a result of increased other expenses, partially offset by decreased operating expenses, in each case as discussed below. As of September 30, 2016, we had an accumulated deficit of approximately $98.6 million. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward potential regulatory approval and commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues remained approximately the same at $0.3 million for the nine months ended September 30, 2016 and 2015. Combined revenues from our AminoPure® L-glutamine nutritional supplement product and our NutreStore® L-glutamine powder for oral solution for treatment of SBS remained at the same level during these periods.

Cost of Goods Sold. Cost of goods sold decreased by $18,000, or 12%, to $132,000 from $150,000 for the nine months ended September 30, 2016 and 2015. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the nine months ended September 30, 2016 and 2015 was from one vendor.

Research and Development Expenses. Research and development expenses increased by $0.4 million, or 44%, to $1.4 million from $1.0 million for the nine months ended September 30, 2016 and 2015. This increase was primarily due to an increase in our preparation of NDA submission activities. We expect our research and development costs to continue through the rest of 2016 to support our NDA post-submission activities, work on marketing approvals outside the US and potentially future clinical trial activity.

Selling Expenses. Selling expenses decreased by $44,000, or 13%, to $282,000 from $326,000 for the nine months ended September 30, 2016 and 2015 due primarily to a decrease in marketing, advertising and travel expenses. Selling expenses includes the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore® and AminoPure® as well as the marketing and branding expenses for our pharmaceutical grade L-glutamine treatment for SCD.

General and Administrative Expenses. General and administrative expenses decreased by $0.2 million, or 2%, to $7.2 million from $7.4 million for the nine months ended September 30, 2016 and 2015. General and administrative expenses include share-based compensation expenses, professional fees, office rent, and payroll expenses. This decrease was primarily due to a decrease of $1.2 million for share-based compensation due to expiration of certain options, partially offset by increases of $0.2 million for professional fees, $0.2 million for fund raising expenses including due diligence and account management fees, $0.1 million for office rent expenses and $0.1 million for insurance expenses.

Other Income and Expense. Total other expense increased by $5.3 million, or 2,487%, to $5.1 million expense for the nine months ended September 30, 2016, compared to $0.2 million income for the nine months ended September 30, 2015, primarily due to absences of gain on derecognition of accounts payable and settlement of litigation of $0.4 million and change in fair value of liability classified warrants of $0.7 million, a negative change in fair value of warrant derivative liabilities of $1.4 million, $1.4 million of convertible note inducement expense, an increase in interest costs of $1.0 million as a result of increased debt and an increase in loss on debt settlement of $0.3 million for the promissory note conversion into Company common stock.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•                  as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company;

•                  to support research and development activities, which we expect to expand as development of our product candidate(s) continues and the post-submission activities of an NDA for pharmaceutical grade L-glutamine treatment for SCD; and

•                  to build a sales and marketing team before we receive regulatory approval of a product candidate in anticipation of commercial launch.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations, investment commitment and cash and cash equivalents balance of $6.6 million as of September 30, 2016, we do not have sufficient operating capital for our business without raising additional capital. We incurred losses of $13.8 million for the nine months ended September 30, 2016 and had an accumulated deficit at September 30, 2016 of $98.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for post-submission activities of the NDA, the commercialization of our pharmaceutical grade L-glutamine treatment of SCD, research costs for the corneal cell sheets using CAOMECS technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company and additional expenses that may be associated with pursuing a possible initial public offering. We have previously relied on unregistered equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of September 30, 2016, we had outstanding notes payable in an aggregate principal amount of $19.2 million, consisting of $9.5 million of non-convertible promissory notes and $9.7 million of convertible notes. Of the $19.2 million aggregate principal amount of notes outstanding as of September 30, 2016, approximately $17.0 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our pharmaceutical grade L-glutamine treatment for SCD and the development in the United States of CAOMECS-based cell sheet technology.

We have had recurring operating losses, have a significant amount of notes payable and other obligations due within the next year and projected operating losses including the expected costs relating to the commercialization of our pharmaceutical grade L-glutamine treatment for SCD that exceed both the existing cash balances and cash expected to be generated from operations for at least the next year. In order to meet our expected obligations, management intends to raise additional funds through equity and debt financings. In addition, we may seek to raise additional funds through collaborations with other companies or financing from other sources and a possible initial public offering. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all. Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.

In addition, we currently estimate that we will need an additional $0.9 million for our post-NDA submission expenses with the FDA for our pharmaceutical grade L-glutamine treatment for SCD. Our cash burn rate for the first nine months ending September 30, 2016 was approximately $2.2 million per month.

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

Our cash flow from operations is not adequate and our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various product candidates going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business and commercialization strategies; the outcome of and expenses incurred during existing and any future litigation; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure® for revenues, which we expect will increase due to the expected growth in its export volume as we have added additional distributors and expanded retail markets outside of the United States. Revenues from NutreStore® currently are not significant and we are unsure whether sales of NutreStore® will increase. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through registered or unregistered equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. Until we can generate a sufficient amount of product revenue, there can be no assurance of the availability of such capital on terms acceptable to us (or at all).

For the nine months ended September 30, 2016 and during the year ended December 31, 2015, we borrowed $5.2 million and $7.3 million, respectively, pursuant to convertible notes and non-convertible promissory notes, of which $0.8 million and $2.2 million, respectively, have been issued to related parties. As of September 30, 2016 and December 31, 2015, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $19.2 million and $19.1 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 6% to 11% and are unsecured, except for a 2011 convertible note in the principal amount of $0.3 million and two of 2016 non-convertible promissory notes in an aggregate principal amount of $1.3 million. The net proceeds of the loans were used for working capital, and general corporate purposes.

The table below lists our outstanding notes payable as of September 30, 2016 and December 31, 2015 and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding September 30, 2016	Discount Amount September 30, 2016	Carrying Amount September 30, 2016	Shares Underlying Notes September 30, 2016	Principal Outstanding December 31, 2015	Discount Amount December 31, 2015	Carrying Amount December 31, 2015	Shares Underlying Notes December 31, 2015
Notes payable
2013	10%	Due on demand	—	$988,100	$—	$988,100	—	$830,000	$—	$830,000	—
2014	11%	Due on demand - 2 years	—	613,615	—	613,615	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand - 2 years	—	2,547,386	—	2,547,386	—	2,379,799	—	2,379,799	—
2016	10 - 11%	Due on demand - 12.5 months	—	2,378,335	306,694	2,071,641	—	—	—	—	—
				$6,527,436	$306,694	$6,220,742	—	$4,656,749	$—	$4,656,749	—

		Current		$6,527,436	$306,694	$6,220,742	—	$4,656,749	$—	$4,656,749	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8% - 10%	Due on demand	—	$626,730	$—	$626,730	—	$626,730	$—	$626,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand - 2 years	—	—	—	—	—	240,308	—	240,308	—
2015	10% - 11%	Due on demand	—	1,415,888	—	1,415,888	—	1,849,266	—	1,849,266	—
2016	10% - 11%	Due on demand	—	860,510		860,510	—	—	—	—	—
				$2,953,128	$—	$2,953,128	—	$2,766,304	$—	$2,766,304	—

		Current		$2,953,128	$—	$2,953,128	—	$2,766,304	$—	$2,766,304	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2010	6%	5 years	$3.05	$2,000	$—	$2,000	656	$2,000	$—	$2,000	656
2011	10%	5 years	$3.05	300,000	—	300,000	98,285	500,000	—	500,000	163,809
2013	10%	2 years	$3.60	—	—	—	—	525,257	—	525,257	185,553
2014	10%	Due on demand - 2 years	$3.05-$3.60	2,728,357	14,665	2,713,692	908,478	4,378,563	353,700	4,024,863	1,120,470
2015	10%	2 years	$3.50-$3.60	2,904,800	196,276	2,708,524	869,724	5,681,166	526,066	5,155,100	1,517,996
2016	10%	Due on demand - 2 years	$3.50-$4.50	3,334,508	633,620	2,700,888	856,257	—	—	—	—
				$9,269,665	$844,561	$8,425,104	2,733,400	$11,086,986	$879,766	$10,207,220	2,988,484

		Current		$7,225,761	$592,656	$6,633,105	2,209,995	$6,358,698	$358,351	$6,000,347	1,762,849
		Non-current		$2,043,904	$251,905	$1,791,999	523,405	$4,728,288	$521,415	$4,206,873	1,225,635
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$254,000	$—	$254,000	92,592	$298,000	$—	$298,000	108,505
2015	10%	2 years	$4.50	220,000	—	220,000	53,230	320,000	—	320,000	72,354
				$474,000	$—	$474,000	145,822	$618,000	$—	$618,000	180,859

		Current		$254,000	$—	$254,000	92,592	$298,000	$—	$298,000	108,505
		Non-current		$220,000	$—	$220,000	53,230	$320,000	$—	$320,000	72,354
		Grand Total		$19,224,229	$1,151,255	$18,072,974	2,879,222	$19,128,039	$879,766	$18,248,273	3,169,343

Cash flows for the nine months ended September 30, 2016 and September 30, 2015

Net cash used in operating activities

Net cash flows used in operating activities increased by $14.4 million, or 263%, to $19.8 million from $5.4 million for the nine months ended September 30, 2016 and 2015, respectively. This increase was primarily due to a $5.5 million increase in net loss partially offset by a $13.1 million decrease of working capital, a $4.2 million increase in the non-cash adjustments to net loss. The increase in non-cash adjustments to net loss was primarily attributable to the following: $2.1 million for the change in the fair value of liability classified warrants and warrant derivative liabilities, $1.4 million for convertible note inducement expense, $0.8 million increase in interest expense accrued from discount of notes, $0.4 million for gain on derecognition of accounts payable and settlement of litigation, $0.4 million for a foreign exchange adjustment on notes payable and $0.3 million for loss on debt settlement for promissory note conversion into Company common stock, partially offset by a $0.7 million decrease in share-based compensation and a $0.2 million decrease in depreciation and amortization expense.

Net cash used in investing activities

Net cash flows used in investing activities decreased by $2,000, or 52%, to $2,000 from $4,000 for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities includes purchase of property and equipment.

Net cash from financing activities

Net cash flows from financing activities increased by $20.5 million, or 380%, to $25.9 million from $5.4 million for the nine months ended September 30, 2016 and 2015, respectively, as a result of an $22.1 million increase in proceeds of issuance of common stocks, partially offset by a $0.6 million decrease in proceeds from issuance of convertible and non-convertible promissory notes, a $0.9 million increase in repayment of convertible and non-convertible promissory notes and a $0.1 million decrease in proceeds from exercise of warrants.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), on the basis that the Company will continue as a going concern. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the present circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2016.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weakness in our internal control over financial reporting as of December 31, 2015 described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective. Our management is working at remediating the material weakness in our internal controls over financial reporting. However, we have not yet completed a full annual accounting cycle since December 31, 2015 to fully validate the remediation of the material weakness in our internal controls and the effectiveness of the Company’s disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2015. This evaluation was conducted under the supervision of our management, including our Chief Executive Officer, Chief Business Officer, Sr. Vice President of Finance, and our Interim Chief Financial Officer. Based on that evaluation, we have concluded that our internal control over financial reporting was not effective as of December 31, 2015 principally due to the continuance of a material weakness in our internal control over financial reporting, initially identified in our evaluations of the effectiveness of our internal control over financial reporting as of December 31, 2014 and 2013, with respect to the application of GAAP on certain complex transactions as well as maintaining effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions. Further, as of mid-August 2015 through December 2015 we did not have a sufficient number of independent directors to constitute an audit committee.

Our management and Board of Directors are committed to the remediation of the material weakness, as well as the continued improvement of our overall system of internal control over financial reporting. We are in the process of implementing measures to remediate the underlying causes of the control deficiency that gave rise to the material weakness, which primarily include engaging additional and supplemental internal and external resources with the technical expertise in GAAP, as well as to implement new policies and procedures to provide more effective controls to track, process, analyze, and consolidate the financial data and reports.

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

Item 1A. Risk Factors

Please refer to the risk factors disclosed in the “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2016, the Company issued a convertible note to a third party in the principal amount of $500,000, which note bears interest at 10% per annum and matures in six months with an option on the part of the holder to renew for up to two years. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of Company common stock at $3.50 per share.

In August and September 2016, the Company issued convertible notes to third parties totaling $1,221,600 in aggregate principal amount, which notes bear interest at 10% per annum starting from October 1, 2016 and mature on the respective one-year anniversary dates of the notes. If the Company completes the listing on the OTC market, the principal amount of the notes will automatically convert into shares of Company common stock at a fixed conversion price of $4.50 (subject to appropriate adjustment in the event of any stock splits, stock dividends, recapitalizations and similar transactions with respect to the capital stock of the Company). Within 30 days of such closing, all accrued and unpaid interest on the notes, if any, will be paid to the holder in cash. At or after the first anniversary of the loan date, the holders of the notes may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of Company common stock at a conversion price of $4.50 per share.

In connection with certain secured loans, on September 30, 2016 the Company issued the lender an additional warrant for the purchase of 18,750 shares of our common stock as these loans have been outstanding for more than 30 days during the 90-day period ending September 30, 2016 per the terms of the loans. These warrants may be exercised through a cashless exercise feature.

On August 26, 2016, the Company offered all of its note holders an opportunity to convert all or a portion of the principal amount of and accrued interest on their notes into shares of Company common stock at a price of $3.50 per share. Pursuant to the offer, 19 note holders elected to convert a total of $4,007,598 principal amount of and $260,124 of accrued interest on their notes into an aggregate of 1,219,350 shares of our common stock.

On September 27, 2016, a holder of options exercised its right to purchase 50,000 shares of common stock using a cashless exercise feature. As a result of this cashless exercise, we issued 14,000 shares of our common stock to the holder of these options and withheld issuing 36,000 shares of our common stock in satisfaction of the exercise price under the option.

All such securities noted above were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) or Regulation D under the Securities Act or, in the case of refinancings and conversions, upon the exemption from registration provided by Section 3(a)(9) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) of the Securities Act or Regulation D because the issuances did not involve a “public offering.” The issuances were not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of investors; (ii) there was no public solicitation; (iii) each investor was an “accredited investor” as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the investors. No underwriters were used in connection with such sales of unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)                                 Exhibits

Exhibit Number	Description of Document

4.1†	Convertible Promissory Note issued by the registrant to The Shitabata Family Trust

4.2†	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note

4.3†	Warrant to Purchase Shares of Common Stock issued by the registrant to Yutaka Niihara

10.1†	Promissory Note dated July 5, 2016 issued by the registrant to Shuk Young Wong

10.2†	Letter of Agreement, dated September 12, 2016, among the registrant, KPM Tech Co. Ltd. and Hanil Vacuum Co., Ltd.

31.1†	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†                 Filed herewith.

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

Emmaus Life Sciences, Inc.

Dated: November 14, 2016	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer
(principal executive officer and duly authorized officer)

	By:	/s/ Willis C. Lee
	Name:	Willis C. Lee
	Its:	Chief Financial Officer
(principal financial and accounting officer)