Form 10-K
period 2016-12-31
EMMAUS LIFE SCIENCES, INC.
filed 2017-03-31
CIK 1420031

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $128,544,048 based upon the last price at which the common stock was sold or issued.

         There were 34,714,219 shares of the registrant's common stock outstanding as of March 20, 2017. The registrant's common stock is not traded or listed on any exchange.

EMMAUS LIFE SCIENCES, INC.
TABLE OF CONTENTS TO ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The information contained in this Annual Report contains some statements that are not purely historical and that are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Such forward-looking statements include, but are not limited to: statements regarding our plans for our business and products; clinical studies and regulatory reviews of our products under development; our strategies and business outlook; our financial condition, results of operations and business prospects; the positioning of our products in relation to demographic and pricing trends in the relevant markets; and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations). These forward-looking statements express our management's expectations, hopes, beliefs, and intentions regarding the future. In addition, without limiting the foregoing, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions and variations, or comparable terminology, or the negatives of any of the foregoing, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

        The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments that are difficult to predict. We cannot guarantee future performance, or that future developments affecting our company will be those currently anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

  •
  the review of our new drug application, or NDA, by the U.S. Food and Drug Administration, or FDA, based on our single Phase 3 clinical trial;

  •
  our ability to raise additional capital or to complete the pending strategic transaction with Generex Biotechnology Corporation, or Generex, or to enter into other strategic relationships, or do both, in order to fund our operations and product development plans, including meeting our financial obligations under our existing agreements and any future licensing and related arrangements;

  •
  our ability to obtain and maintain FDA and other regulatory approvals to market our drug products under development, including our pharmaceutical grade L-glutamine treatment for sickle cell disease, or SCD;

  •
  our ability to manage our business despite continuing operating losses and cash outflows;

  •
  completion of clinical trials or any required confirmatory studies for our product candidates;

  •
  our ability to build and maintain the management and human resources and infrastructure necessary to support our business strategy and product development and commercialization plans;

  •
  our ability to find and obtain strategic partners on acceptable terms;

  •
  following approval, if any, of each of our product candidates by the FDA, and other government regulators outside the United States, our ability to comply with any applicable pharmacovigilance (drug safety) regulatory requirements, including without limitation, implementation and operation of any risk evaluation and mitigation strategies and successful completion of any post-approval safety studies, and the absence of any safety issues that would require withdrawal of such products from the market or any warning or other material limitation on their prescription for or use by patients or consumers;

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

  •
  our exposure to product liability and defect claims;

  •
  our exposure to intellectual property claims from third parties;

  •
  the lack of a current public trading market for our securities;

  •
  the cost of complying with current and future governmental regulations, our ability to comply with applicable governmental regulations, and the impact of any changes in governmental regulations upon our operations; and

  •
  such other factors referenced in this Annual Report, including, without limitation, under the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        All forward-looking statements attributable to us are expressly qualified in their entirety by these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.    BUSINESS

        With respect to this discussion, the terms, "we," "us," "our" or the "Company" refer to Emmaus Life Sciences, Inc., and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation, which we refer to as Emmaus Medical, and Emmaus Medical's wholly-owned subsidiaries, Newfield Nutrition Corporation, a Delaware corporation which we refer to as Newfield Nutrition, Emmaus Medical Japan, Inc., a Japanese corporation which we refer to as EM Japan, Emmaus Life Sciences Korea, a Korean corporation which we refer to as ELSK and Emmaus Medical Europe Ltd., a U.K. corporation which we refer to as EM Europe.

Overview

        We are a biopharmaceutical company engaged in the discovery, development and commercialization of innovative treatments and therapies primarily for rare and orphan diseases. We are initially focusing on sickle cell disease, or SCD, a genetic disorder and a significant unmet medical need. Our lead product candidate is an oral pharmaceutical grade L-glutamine, or PGLG, treatment that demonstrated positive clinical results in our completed Phase 3 clinical trial for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD.

        In the Phase 3, double-blind, placebo-controlled, parallel-group, multi-center clinical trial which enrolled a total of 230 adult and pediatric patients as young as five years of age, at 31 sites in the United States, PGLG treatment was administered up to 30 grams per day and demonstrated a 25% decrease in the median frequency of sickle cell crises and 33% decrease in the median number of hospitalizations, as compared to placebo. Based on an analysis, utilizing pre-specified statistical methods, the difference between groups was statistically significant; p=0.0052 and p=0.0045, respectively. Other clinically relevant endpoints showed similar results such as a 63% lower incidence of acute chest syndrome (p=0.0028), 41% less cumulative days in hospital (p=0.022) and 56% delay in onset of the first sickle cell crisis (p=0.0152). The safety data collected demonstrated a safety profile similar to that of placebo.

        Based on the results of this single Phase 3 clinical trial and other supportive studies, we have submitted to the FDA a New Drug Application, or NDA, for our orally-administered PGLG treatment for SCD. The deadline by which the FDA must review the NDA under the Prescription Drug User Fee Act, or PDUFA, is July 7, 2017.

        The PGLG treatment represents the first potential treatment for pediatric patients with SCD, and the first potential new treatment in nearly 20 years for adult patients.

        If the FDA approves our NDA, we intend to market in the United States our pharmaceutical grade L-glutamine treatment for SCD patients who are at least five years old. L-glutamine for the treatment of SCD has received Fast Track designation from the FDA, as well as Orphan Drug designation from both the FDA and the European Commission, or EC.

        We plan to market our L-glutamine treatment in the United States, if approved, either by strategic partnership or by building our own targeted sales force or some combination thereof. We intend to utilize strategic partnerships to market our treatment in the rest of the world.

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

        We have extensive experience in the field of SCD, including the development, outsourced manufacturing and conduct of clinical trials of our L-glutamine product candidate for the treatment of SCD. Our Chairman of the Board and Chief Executive Officer, Yutaka Niihara, M.D., MPH, is a leading hematologist in the field of SCD. Dr. Niihara is licensed to practice medicine in both the United States and Japan and has been actively engaged in SCD research and the care of patients with SCD for over 20 years, primarily at the University of California Los Angeles and the Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center, or LA BioMed, a nonprofit biomedical research institute.

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

        A crisis is characterized by excruciating musculoskeletal pain, visceral pain and pain in other locations. These crises occur periodically throughout the life of a person with SCD. In adults, the acute pain typically persists for five or ten days or longer, followed by a dull, aching pain generally ending only after several weeks and sometimes persisting between crises. According to the Steinberg Article, frequency of sickle cell crises varies within patients with SCD from rare occurrences to occurrences several times a month. Approximately 30% of patients have rare crises, 50% have occasional crises, and 20% have weekly or monthly crises. Crisis frequency tends to increase late in the second decade of life and to decrease after the fourth decade. The overall survival of patients in the United States with sickle cell anemia correlates with the severity of their disease state, especially the number of crises per year.

        According to Hematology in Clinical Practice by Robert S. Hillman et. al. (5th ed. 2011), patients with more than three sickle cell crises per year will experience fatal complications during the fourth and fifth decades of life whereas patients who experience between 1 and 3 crises per year have a median survival of nearly 50 years.

        Treatment of sickle cell crisis is burdensome and expensive for patients and payors, as it encompasses costs for hospitalization, emergency room visits, urgent care visits, and prescription pain medication. According to an article in American Journal of Hematology, "The Burden of Emergency Department Use for Sickle Cell Disease: An Analysis of the National Emergency Department Sample Database" by S. Lanzkron (October 2010), there were approximately 70,000 hospitalizations and 230,000 emergency room visits with a combined emergency room and hospital inpatient charges for these SCD patients estimated to be $2.4 billion in 2006.We plan to market our PGLG treatment in the United States, if approved, by either strategic partnership or by building our own targeted sales force of approximately 20 to 30 sales representatives. We intend to utilize strategic partnerships to market our treatment in the rest of the world.

        We believe our oral PGLG treatment for SCD, when taken on a daily basis by a patient with SCD, will decrease the incidence of sickle cell crisis by restoring the flexibility and function of red blood cells in patients with SCD. Further, we believe our PGLG product candidate will reduce the number of costly hospitalizations as well as unexpected emergency room and urgent care visits from patients with SCD. The ability to attain such results is attributable to the PGLG treatment enhancing nicotinamide adenine dinucleotide, or NAD, synthesis to reduce excessive oxidative stress in sickle red blood cells that induces much of the damage leading to characteristic symptoms of SCD.

        Although non-prescription L-glutamine supplements are available as dietary supplements which are generally marketed without undergoing an in-depth FDA approval process, are not subject to prescription, are generally not reimbursed fully or at all, and are not subject to the rigorous quality control standards required for pharmaceutical grade agents by regulatory authorities. Unlike prescription drug products, manufacturers of dietary supplements may not make claims that their dietary supplement products will cure, mitigate, treat, or prevent disease. Accordingly, we believe non-pharmaceutical grade L-glutamine formulations and dietary supplements will not consistently be effective in the long-term treatment of SCD. We believe that, if approved by regulatory agencies, treating physicians and payors will favor our PGLG treatment over other forms of L-glutamine. Furthermore, we are not aware of any reports in peer-reviewed literature of any demonstrations of their clinical effectiveness in controlled clinical trials and they have not been approved by the FDA as a prescription drug for SCD. We believe our pharmaceutical grade, consistent formulation of L-glutamine will meet the rigorous safety and effectiveness requirements of regulatory agencies for approval as a prescription drug and will be preferred by treating physicians and payors as compared to non-prescription L-glutamine supplements.

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

        Several of the studies in which Dr. Niihara has participated have been published in peer-reviewed academic research journals. These publications include, "L-glutamine Therapy Reduces Endothelial Adhesion of Sickle Red Blood Cells to Human Umbilical Vein Endothelial Cells" by Yutaka Niihara et al., published in BMC Blood Disorders (2005), "Oral L-glutamine Therapy for Sickle Cell Anemia: I. Subjective Clinical Improvement and Favorable Change in Red Cell NAD Redox Potential" by Yutaka Niihara et al., published in the American Journal of Hematology (1998) and "Increased Red Cell Glutamine Availability in Sickle Cell Anemia: Demonstration of Increased Active Transport, Affinity, and Increased Glutamate Level in Intact Red Cells" by Yutaka Niihara et al., published in the Journal of Laboratory and Clinical Medicine (1997).

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

        In communications with the FDA in 2010, we indicated that the statistical method for calculation of the Phase 3 sample size estimate was done via the Wilcoxon rank-sum test and was intended to mimic as much as possible the CMH test to be used in the primary analysis. In the 2010 communication, we added that the stratified Wilcoxon rank-sum test may be carried out using the CMH test with modified ridit scores as part of our justification for using the Wilcoxon rank-sum test for the sample size estimate.

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

Secondary Endpoint—Reduction in the Frequency of Hospitalization

        We also assessed the effect of our prescription grade L-glutamine treatment for SCD by evaluating the frequency of hospitalizations for sickle cell pain as a secondary efficacy endpoint. The number of such hospitalizations, a key secondary endpoint, was significantly less, demonstrating a benefit from our prescription grade L-glutamine treatment as compared to placebo through Week 48 (a lower median number of hospitalizations of 2 vs. 3; p=0.005).

Sensitivity Analysis of Number of Hospitalizations and Impact of Ranking Method

Analysis	Modified Ridit	Rank
Number of Hospitalizations (p-value)	0.005	0.041

(a)
p-values are from the CMH test with rank methods specified and controlling for hydroxyurea use and region.

Additional Analysis

        Additional analyses were conducted to look at two key indicators which support the relevance of the efficacy findings. All such results demonstrated a benefit from our prescription grade L-glutamine treatment as compared to placebo:

  •
  the median number of days before the first sickle cell crisis was longer in the L-glutamine group (87 days) compared to the placebo group (54 days), a difference that was statistically significant (p=0.0152); and

  •
  the median number of days in hospital was shorter in the L-glutamine group (6.5 days) compared to the placebo group (11 days) (p=0.022).

        In addition, the severity of a patient's sickle cell crises was observed in our trial. The analyses of such data from the trial showed a statistically significant lower level in the severity of crises (p=0.0167). Further, the data from the trial showed a statistically significant reduction in the severity of reported ACS.

        Another indication of the reduction in the frequency and severity of crises is the incidence of acute chest syndrome, or ACS, which was also part of the sickle cell crisis definition. In the study, the incidence of ACS, was found to be significantly lower with the L-glutamine treatment compared to the placebo group (26.9% of placebo patients compared to 11.9% of patients in the L-glutamine group) (p=0.0028).

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

  •
  a 63% lower reported incidence of sickle cell-related acute chest syndrome;

  •
  an increase in the median number of days before the first sickle cell crisis from 54 to 87 days; and

  •
  reported adverse events are similar between those treated with L-glutamine and placebo.

Regulatory Status of L-glutamine for SCD

        Throughout the development process of the PGLG treatment for SCD, we have communicated with the FDA for guidance and advice. Required updates have also been made throughout the development process.

        Emmaus' sickle cell disease therapy has Orphan Drug designation in the U.S. and Europe and Fast Track designation from the FDA. Emmaus also plans to submit a marketing authorization application to the European Medicines Agency.

        On September 7, 2016, we submitted the NDA to the FDA and were invited to an Application Orientation Meeting. The meeting was held at the FDA on October 27, 2016, and we received a positive reception at the meeting. On November 7, 2016, the NDA was deemed filed for review and on November 18, 2016, the FDA issued our "Day 74" letter with a PDUFA date of July 7, 2016. It was noted in the letter that any anticipated post-approval commitments would be communicated by June 9, 2017. The PGLG treatment represents the first potential treatment for pediatric patients with SCD, and the first potential new treatment in nearly 20 years for adult patients.

        There can be no assurance that the FDA will find the information and data in the NDA, which consists largely of a single Phase 3 study and other supporting studies, sufficient to grant approval for the PGLG treatment.

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

Sales and Marketing Plans for our SCD Product Candidate

        Subject to FDA approval of our pharmaceutical grade L-glutamine treatment for SCD, we intend to build a focused sales and marketing force of approximately 20 to 30 sales representatives to commercialize this product in the United States if we are not able to find a strategic partner on acceptable terms. We intend to focus our sales and marketing efforts across several different groups, including patients, physicians, health care providers, hospitals, treatment centers, insurance carriers, non-profit associations, and potentially, collaborating pharmaceutical or biotechnology companies. Our in-house product specialists and sales representatives will focus on the following tasks as part of our marketing strategy:

  •
  promote our pharmaceutical grade L-glutamine treatment for SCD to hematologist /oncologists and key opinion leaders in the area of sickle cell disease;

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

CellSeed Collaboration

        In April 2011, we entered into a Research Agreement dated as of April 8, 2011 (the "Research Agreement") and an Individual Agreement dated as of April 8, 2011 (the "Individual Agreement") with the Japanese company CellSeed, Inc., or CellSeed, and, in August 2011, we entered into an addendum to the Research Agreement. Pursuant to the Individual Agreement, CellSeed granted us the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell Sheet, or CAOMECS, for the treatment of corneal impairments in the United States.

        On December 29, 2015, we and CellSeed terminated the Research Agreement and the Individual Agreement. As a result, we have no obligation to pay CellSeed any further amounts under these agreements, and we may not have an active license with respect to CellSeed's CAOMECS technology. There can be no assurance that we will be able to negotiate new license agreements with CellSeed, and if we are unable to do so, we may not be able to pursue the research and development of CAOMECS for the treatment of corneal diseases.

        In June 2016, we entered into a non-exclusive agreement with CellSeed and Dr. Kohji Nishida for the development of CAOMECS technology under which we are required to pay single digit royalties based upon net sales.

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

Research and Development

        We spent $2.0 million and $1.6 million, respectively, in 2016 and 2015 on research and development. None of these costs are borne or sponsored by our customers.

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

        Eventually we plan to seek to enter into exclusive long term supply contracts with these manufacturers for pharmaceutical grade L-glutamine for our SCD treatment that will require these companies to agree not to sell L-glutamine as a nutritional supplement or pharmaceutical for SCD applications. We do not currently have long term supply contracts with these manufacturers for L-glutamine or any other compound. As such, there is no assurance we will be able to obtain agreements for obtaining pharmaceutical grade L-glutamine from these proposed suppliers on terms acceptable to us, or on an exclusive basis, or that these suppliers will not experience an interruption in supply that could materially and adversely affect our business.

        Our commercial products must be packaged by a facility that meets FDA requirements for cGMP. Packaging Coordinators, Inc., or PCI, of Rockville, Illinois, has handled the packaging for our Phase 2 and Phase 3 clinical trials of our pharmaceutical grade L-glutamine treatment for SCD. If the pharmaceutical grade L-glutamine treatment for SCD is approved, we intend to use the same company for commercial packaging of the product, if approved. PCI packaged L-glutamine for the clinical trials that resulted in the FDA's marketing approval for L-glutamine for SBS using the same dosage and packaging protocol as we expect to use for the treatment of SCD. Previous compliance with cGMP requirements for the packaging of pharmaceutical products, however, does not guarantee the ability to maintain cGMP compliance for the packaging of pharmaceutical products in the future.

Facilities

        We lease office space under operating leases from unrelated entities. The rent expense during the years ended December 31, 2016 and 2015 amounted to $589,769 and $492,919, respectively.

        We lease approximately 13,329 square feet of office space for our headquarters in Torrance, California, at a base rental of $38,906 per month. The lease relating to this space expires on March 31, 2019. We lease an additional office suite in Torrance, California at a base rent of $2,240 per month for 1,600 square feet. The lease relating to this space will expire on January 31, 2020.

        In addition, EM Japan leases 1,322 total square feet of office space in Tokyo, Japan. The leases relating to the space will expire on September 30, 2018.

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

Employees

        As of December 31, 2016, we had 25 employees, 16 of whom are full time, and we retained one consultant. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

        There is a high level of interest in SCD and we understand several academic centers and pharmaceutical companies are researching new treatments and therapies for SCD. There are studies underway testing different compounds that target various aspects of SCD pathophysiology. We are aware of two studies targeting the reduction or duration of vaso occlusive crisis events in patients with SCD which are currently in Phase 3 clinical trials sponsored by Global Blood Therapeutics and Pfizer. In addition, other companies or groups are working to obtain FDA approval for the use of hydroxyurea for pediatric patients.

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

        Fast Track Designation/Priority Review.    The FDA has authority under the U.S. Food, Drug, and Cosmetic Act, or the FD&C Act, to designate for "Fast Track" review new drugs and biologics that are intended to treat a serious or life-threatening condition and demonstrate the potential to meet an unmet medical need for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. A product candidate that receives Fast Track designation is eligible for some or all of the following: more frequent meetings with the FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support marketing approval; more frequent written correspondence from the FDA about the development of the product candidate; the ability, if agreed to by the FDA, to submit a NDA on a rolling basis; and, if certain criteria are met, eligibility for an FDA priority review designation, or Priority Review. These criteria for Priority Review include whether, if approved, the resulting product would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions "cause"d by a disease when compared to standard treatment, diagnosis, or prevention of those conditions. Under Priority Review of a NDA, assuming that there are no requests from the FDA for additional information, the FDA's goal is to take action on the NDA within six months (compared to 10 months under standard review) after it is accepted for review, with the review clock starting at the time of submission. Requests for Priority Review of a NDA for the applicable product candidate must be submitted to the FDA when the NDA is submitted.

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

        With respect to our L-glutamine product candidate for the treatment of SCD, we have completed preclinical studies, submitted an IND to the FDA which has become effective and conducted Phase 1, Phase 2 and Phase 3 clinical trials. We submitted a NDA to the FDA in September 2016 and a PDUFA date was set for July 7, 2017, at which time we expect to know whether the FDA has approved the PGLG treatment for SCD.

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

Patents

        On December 13, 2016, Emmaus announced the allowance covering the use of its lead investigative product, pharmaceutical grade L-glutamine (PGLG), directed to the treatment of diverticulosis by the Japanese Patent Office and the issuance of corresponding patents in both Australia and China.

        On February 1, 2017, Emmaus announced the allowance by the US Patent & Trade Office of a patent covering the use of its lead investigative product, pharmaceutical grade L-glutamine (PGLG), for the treatment of diverticulosis. Related patent applications are currently pending in various jurisdictions around the world, including the Europe, South Korea, Brazil, Russia, India, Mexico and Indonesia.

        Diverticulosis refers to a condition where pouches (i.e., diverticula) form along the colon wall. Over time, some people get an infection in the pouches, diverticulitis, which usually requires hospitalization. Epidemiological studies indicate that the prevalence of this disease is increasing worldwide. It is estimated that at least 50% of the population over the age of 60 in the United States, Europe and Australia have diverticulosis. In Japan, a recent study found diverticulosis in 20% of the investigated population (approximate mean age 68 years).

        On February 7, 2017, Emmaus announced the allowance of a patent by the Japanese Patent Office for the use of its lead investigative product, pharmaceutical grade L-glutamine (PGLG), for the treatment of diabetes. A related patent application is currently pending in the U.S. and certain other jurisdictions.

        The allowed Japanese application reports a significant reduction of HbA1C levels, one of the best indicators of whether diabetics and pre-diabetics have blood sugar levels under control, through therapeutic application of L-glutamine.

        The covered invention is directed to compositions for decreasing HbA1C levels in individuals who are shown to have average blood sugar levels in the diabetic range. Diabetes is a chronic disease that occurs when the pancreas is no longer able to make insulin, or when the body cannot make good use of the insulin it produces. People with diabetes have an increased risk of developing a number of serious health problems including cardiovascular disease, kidney failure and blindness. Japan has more than 7 million diagnosed cases of diabetes, which represents about 7.6% of Japanese between the ages of 20 and 79. According to the U.S. Centers for Disease Control and Prevention, there are an estimated 29 million Americans living with diabetes and an estimated 86 million Americans with prediabetes, a serious health condition that can increase a person's risk of developing type 2 diabetes.

Licenses and Promotional Rights Agreements

        On March 1, 2001, Emmaus Medical became the exclusive worldwide licensee under U.S. Patent No. 5,693,671, entitled "L-glutamine Therapy for SCD and Thalassemia" issued on December 2, 1997 to Niihara et al., which we refer to as the SCD Patent, to develop a treatment approach for SCD and thalassemia using L-glutamine pursuant to a license agreement. Our Chief Executive Officer is one of the licensors of the SCD Patent. Pursuant to the license agreement and an addendum to the license agreement between us and Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center, or LA BioMed, we acquired the exclusive right to test, gain governmental approval of, make, have made, use, distribute and sell products designed for use in carrying out methods covered under the SCD Patent, which we refer to as the Licensed Methods, and/or incorporating technical information provided by the licensor or by any of certain doctors affiliated with the licensor, which we refer to as the Licensed Products. The license agreement and addendum terminated upon the expiration of the SCD Patent in May 2016. Such termination extended to any royalty payments due under the agreement. However, we may consider a new agreement to recognize LA BioMed's contribution to SCD research.

        Although the SCD patent is expired, we will continue to seek market exclusivity protection for the SCD treatment by way of our orphan designation which, if the product is approved, will grant us seven years market exclusivity. In addition, under the Title I of the Drug Price Competition and Patent Term Resolution Act or the Hatch/Waxman Act, we may be eligible for three year period market exclusivity if approved by the FDA. The FDA may not agree that our product is entitled to data exclusivity under the Hatch/Waxman Act and, if granted, data exclusivity protection under the Hatch/Waxman Act will expire three years after our product is approved.

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

        On December 29, 2015, we and CellSeed terminated the Research Agreement and the Individual Agreement. As a result, we have no obligation to pay CellSeed any further amounts under these agreements, and we may not have an active license with respect to CellSeed's CAOMECS technology. There can be no assurance that we will be able to negotiate new license agreements with CellSeed, and if we are unable to do so, we may not pursue the research and development of CAOMECS for the treatment of corneal diseases.

        In June 2016, we entered into a non-exclusive agreement with CellSeed and Dr. Kohji Nishida for the development of CAOMECS technology. Under this license agreement, we are required to pay royalties upon commercialization. The royalties to be paid are based on net sales per annum.

Trademarks

        We currently own three federal U.S. trademark registrations, including for "Emmaus Medical," "NutreStore" and "AminoPure," a Japanese trademark for "AminoPure," a South Korean trademark for "AminoPure," a Taiwanese trademark for "AminoPure," , a Kenyan trademark for "AminoPure,", a Malaysian trademark for "AminoPure," a Chinese trademark for "AminoPure" and a Philippines trademark for "AminoPure." We are also pursuing trademark registrations for "AminoPure" in Ghana. This Annual Report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

Corporate Information

        Orphan Drugs International, LLC was organized on December 20, 2000 and its name was changed to Emmaus Medical, LLC in March 2002. In October 2003, Emmaus Medical, LLC undertook a merger reorganization with Emmaus Medical, Inc., which was originally incorporated in September 2003.

        AFH Acquisition IV, Inc. was incorporated in the state of Delaware on September 24, 2007 and was originally organized as a "blank check" or "shell" company. On May 3, 2011, pursuant to an Agreement and Plan of Merger dated April 21, 2011, Emmaus Medical merged with and into AFH Merger Sub, Inc., a wholly-owned subsidiary of AFH Acquisition IV, with Emmaus Medical continuing as the surviving entity, which we refer to as the Merger. Upon the closing of the Merger, we (i) became the 100% parent of Emmaus Medical, (ii) assumed the operations of Emmaus Medical and its subsidiaries, and (iii) changed our name from "AFH Acquisition IV, Inc." to "Emmaus Holdings, Inc." On September 14, 2011, we changed our name from "Emmaus Holdings, Inc." to "Emmaus Life Sciences, Inc."

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

        In December 2016, we formed Emmaus Life Sciences Korea, or ELSK, a wholly owned subsidiary of Emmaus Medical, whose primary focus is expanding our business in Korea.

        Our principal executive offices and corporate offices are located at 21250 Hawthorne Boulevard, Suite 800, Torrance, California and our telephone number at that address is (310) 214-0065. We maintain an Internet website at the following address: www.emmausmedical.com. The information on our website is not incorporated by reference in this Annual Report or in any other filings we make with the Securities and Exchange Commission, or SEC.

Proposed Generex Transaction

        As previously reported, on January 16, 2017 the Company entered into a letter of intent ("LOI") with Generex Biotechnology Corporation ("Generex") which contemplates that Generex will acquire a controlling interest in the Company for a total consideration of $225,000,000, payable $10,000,000 in cash and $215,000,000 in shares of Generex's common stock, which are referred to as the "Generex shares." The Generex shares are to be valued for this purpose at $3.80 per share, subject to adjustment in certain events.

        Under the LOI, Generex paid the Company $500,000 as a deposit for an initial cash consideration and was to pay the Company another deposit of $1,500,000 by February 6, 2017. On February 6, 2017, the Company granted Generex an extension of the payment date to February 16, 2017 and, by a letter amendment dated February 16, 2017, the Company granted Generex another extension of the payment date to February 24, 2017 and otherwise amended the LOI.

        On March 3, 2017, Generex and the Company further amended the LOI to provide as follows:

  •
  Generex agreed to pay the Company an additional deposit of $500,000 on or prior to March 6, 2017, which the Company has received.

  •
  Within ten trading days after March 14, 2017, the date of effectiveness of a reverse stock split of Generex common stock, Generex must pay the Company another deposit of $3,000,000, which the Company has received.

  •
  The parties will use their best efforts to negotiate and sign a definitive purchase agreement no later than March 30, 2017.

  •
  The remaining $6,000,000 of the cash consideration will be paid to the Company at the closing under a definitive purchase agreement, which is to occur no later than five trading days after the date Generex amends its certificate of incorporation to effect an increase in its authorized capital, but no later than May 1, 2017.

  •
  The closing of the proposed acquisition by Generex is to occur no later than May 8, 2017.

  •
  If a definitive purchase agreement is not executed or the closing does not occur by the required deadlines, and the LOI is terminated by either party, the Company will refund and return to Generex all deposits within 60 days after the termination.

        In consideration for the foregoing waivers, extensions and amendments, Generex has agreed to issue to the Company 24,414,063 of restricted shares of Generex common stock within three trading days after Generex effects the planned increase in its authorized capital.

        The parties' respective obligations under the LOI to consummate the proposed acquisition are subject to a number of conditions, including completion of due diligence to each party's satisfaction parties and the negotiation and execution of a definitive purchase agreement, and there is no assurance these conditions will be satisfied. Any definitive purchase agreement also would contain customary conditions to closing, which may or may not be satisfied or waived by the parties.

        Although the Company has no present intention to terminate the LOI or to abandon the proposed acquisition, the Company may choose to do so if the conditions to the proposed acquisition have not been satisfied by the required deadlines, unless such deadlines are extended. If one or more of the conditions are not satisfied, the Company may decide to abandon the proposed acquisition if the Company's board of directors determines that it is in the best interests of the Company to do so.

        For all of the foregoing reasons, there is no assurance that the proposed acquisition by Generex and the payment to the Company of the cash consideration and the Generex shares will be completed on time, or at all, and the discussions in the Annual Report assume that the proposed acquisition will not be completed. If the proposed acquisition by Generex is completed, the Company's capitalization, the risks related to the Company's common stock and other information in the Annual Report would change materially from the descriptions in this Annual Report.

Other Possible Transactions

        From time to time in the ordinary course of business, the Company engages in informal or formal discussions, and may enter into non-binding or binding letters of intent, with prospective investors and other companies regarding possible investments in the Company such as the mutual co-investments between the Company and KPM Tech Co., Ltd. and Hanil Vacuum Co., Ltd. completed in the fourth quarter of 2016. The Company currently is engaged in discussions, and have entered into a non-binding letter of intent, with another company regarding possible co-investments by the companies.

        Such discussions and letters of intent are subject to inherent risks and uncertainties, and may not lead to definitive agreements regarding a possible transaction. There can be no assurance, therefore, whether any such transaction will be undertaken or completed or, if undertaken and completed, on what terms.

ITEM 1A.    RISK FACTORS

        The following risk factors should be considered in conjunction with the other information included in this Annual Report. This report may include forward-looking statements that involve risks and uncertainties. In addition to those risk factors discussed elsewhere in this report, we identify the following risk factors, which could affect our actual results and cause actual results to differ materially from those in the forward-looking statements.

Risks Related to Proposed Acquisition by Generex

        The parties' respective obligations under the LOI to consummate the proposed acquisition by Generex of a controlling interest in the Company are subject to a number of conditions, including completion of due diligence to each party's satisfaction parties and the negotiation and execution of a definitive purchase agreement, and there is no assurance these conditions will be satisfied. Any definitive purchase agreement also would contain customary conditions to closing, which may or may not be satisfied or waived by the parties.

        Although we have no present intention to terminate the LOI or to abandon the proposed acquisition, we may choose to do so if the conditions to the proposed acquisition have not been satisfied by the required deadlines, unless such deadlines are extended. If one or more of the conditions are not satisfied, we may decide to abandon the proposed acquisition if our board of directors determines that it is in our best interests to do so.

        For all of the foregoing reasons, there is no assurance that the proposed acquisition by Generex and the payment to us of the cash consideration and the Generex shares will be completed on time, or at all, and the discussions in the Annual Report assume that the proposed acquisition will not be completed. If the proposed acquisition by Generex is completed, our capitalization, the risks related to our common stock and other information in the Annual Report would change materially from the descriptions in this Annual Report.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred losses since inception, have limited cash resources and anticipate that we will continue to incur substantial losses for the foreseeable future, and we may never become profitable.

        Our net losses were $21.2 million and $13.5 million for the years ended December 31, 2016 and 2015, respectively, and we had an accumulated deficit of $106.8 million as of December 31, 2016. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We have had limited revenue and have sustained significant operating losses since inception, and we are likely to sustain operating losses in the foreseeable future. Since inception, we have funded our operations through the private sale of equity securities and convertible notes and from other loans. We expect that we will continue to fund our operations primarily through the issuance of public or private equity or debt securities, or other sources, such as strategic partnerships. Such financings or other sources may not be available in amounts or on terms acceptable to us, if at all. Our failure to raise capital as and when needed would inhibit our ability to continue operations and implement our business strategy.

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

        We will require additional capital to pursue potential future clinical trials and regulatory approvals, as well as further research and preclinical development of our product candidates. We have no committed sources of additional capital and our access to capital funding is uncertain. If we are not able to secure financing, we may no longer be a going concern and may be forced to curtail operations, delay or stop ongoing clinical trials, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, any purchase of our common stock may lose their entire investment in our company. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

  •
  the duration and results of the clinical trials for our existing or future product candidates;

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

        We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that additional capital is raised through the sale of equity securities or securities convertible into or exchangeable for equity securities, the issuance of those securities would dilute existing stockholders' ownership interests in our company. The terms of such securities may include liquidation or other preferences that could adversely affect the rights of our existing stockholders. Moreover, the incurrence of debt financing could result in a substantial portion of our future operating cash flow, if any, being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. This could render us more vulnerable to competitive pressures and economic downturns.

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

        We have incurred recurring operating losses. In addition, we have a significant amount of notes payable and other obligations due within the next year and are projecting that our operating losses and expected capital needs will exceed our existing cash balances and cash expected to be generated from operations for the foreseeable future, including the expected costs relating to seeking FDA approval for, and the commercialization of, our pharmaceutical grade L-glutamine treatment for SCD. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its opinion on our financial statements as of and for the year ended December 31, 2016 with respect to this uncertainty. The continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have adopted an equity incentive plan under which we may grant securities to compensate employees and other services providers, which could result in increased share-based compensation expenses and, therefore, reduced net income.

        Under current accounting rules, we are required to recognize share-based compensation as compensation expense in our statement of comprehensive loss, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We made grants of equity awards in 2015 and 2016, and accordingly our results of operations for the years ended December 31, 2015 and 2016 contain share-based compensation charges. Additional expenses associated with share-based compensation may reduce the attractiveness of issuing stock options under our existing equity incentive plan or any equity incentive plan that we may adopt in the future. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute existing stockholders' ownership interests in our company.

We have issued and may continue to issue debt instruments that are convertible and/or may include warrant features, which could result in the calculation of discounts on the debt issued and increased amortization of discount expenses and, therefore, reduced net income.

        Under current accounting rules, we are required to recognize discounts on debt issued with stock conversion features or with attached or accompanying warrants which can result in amortization of the discount as an expense in our consolidated statement of comprehensive loss, based on the fair value of beneficial conversion feature or warrant on the date of issue. If we grant stock conversion features or warrants with debt instruments to attract capital, the expenses associated with amortization of the calculated discount may adversely affect our net income. However, if we do not grant stock conversion features or warrants with debt instruments, we may not be able to attract debt capital.

The market price and trading volume of shares of our common stock of other companies could decline.

        We hold shares of common stock in other companies. The shares recorded on our balance sheet are marked to market on a quarterly basis and could fluctuate significantly and may decline for many reasons, including reasons unrelated to the companies' performance, such as reports by industry analysts, investor perceptions, share arbitrage, the exercise of options or warrants or the conversion of convertible notes or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. In addition, these stock could be subject to lock-up periods and liens that restrict the liquidity of these shares. For example, the shares acquired in October 2016 from two Korean companies are subject to a one-year lock up period. Korean Securities Commission enforces lockup for safekeeping on large stock transactions to protect the existing shareholders and new investors. Typical safekeeping period range from 6 months to 1 year. As in the case of our equity investment in the two Korean entities, our investment is in lockup for 1 year for safekeeping by a Korean Depository and is categorized as a strategic designated investment from a third party.

RISKS RELATED TO DEVELOPMENT OF OUR PRODUCT CANDIDATES

We may not be able to receive regulatory approval for our pharmaceutical grade L-glutamine treatment for SCD, or, even if approved, we may not be able to successfully commercialize our pharmaceutical grade L-glutamine treatment for SCD or any other product candidates, which would adversely affect our financial and operating condition.

        Our current efforts are, and a substantial portion of our efforts for the foreseeable future will be, focused primarily on our lead product candidate, our pharmaceutical grade L-glutamine treatment for SCD, for which we have recently submitted an NDA which has been accepted for review by the FDA. All of our other product candidates are still in preclinical development. Regulatory approval is required to market our pharmaceutical grade L-glutamine treatment for SCD and any other product candidates we may develop. There are many reasons that we may fail in our efforts to commercialize our pharmaceutical grade L-glutamine treatment for SCD or that such efforts will be delayed, including:

  •
  the chance that the FDA will conclude that our single Phase 3 clinical trial did not demonstrate substantial evidence that our pharmaceutical grade L-glutamine treatment for SCD is effective and safe when used under the prescribed or recommended conditions of use;

  •
  the failure of our pharmaceutical grade L-glutamine treatment for SCD to receive necessary regulatory approvals from the FDA or any foreign regulatory authorities in a timely manner, or at all;

  •
  the failure of our pharmaceutical grade L-glutamine treatment for SCD to receive necessary regulatory approvals from the FDA or any foreign regulatory authorities in a timely manner, or at all;

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

  •
  the possibility that we may not be able to maintain Orphan Drug market exclusivity for our pharmaceutical grade L-glutamine treatment for SCD even if the FDA approves that NDA because the approved indication differs from the indication for which the FDA granted us Orphan Drug designation;

  •
  the possibility, even if we obtain regulatory approval and Orphan Drug market exclusivity for our pharmaceutical grade L-glutamine treatment for SCD, that another company with the same drug for the same indication could demonstrate clinical superiority over our product, and make that drug eligible for Orphan Drug designation and, if approved, Orphan Drug market exclusivity despite our market exclusivity;

  •
  the possibility that another product, different from L-glutamine, receives Orphan Drug designation and is approved for the treatment of SCD, which our Orphan Drug exclusivity, should we receive it, would not bar;

  •
  the possibility, if we obtain Orphan Drug market exclusivity for our pharmaceutical grade L-glutamine treatment for SCD, that we are unable to ensure an adequate supply of it, thus allowing the FDA to approve another L-glutamine product for Orphan Drug exclusivity; and

  •
  the possibility that our Fast Track designation for our pharmaceutical grade L-glutamine treatment for SCD may be rescinded or may not actually lead to a faster regulatory review and approval of the NDA that we submitted in 2016.

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

We may be required to incur the time, expense, and risk of undertaking a confirmatory study or an additional Phase 3 clinical trial prior to obtaining marketing approval of such product, which could have a material adverse effect on our business, financial condition and operating results.

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

        Generally speaking, whether we complete our clinical trials in a timely manner, or at all, for any product candidate is dependent in part upon: (i) the date the applicable investigational new drug application, or IND, becomes effective enabling us to commence the applicable clinical studies (which, under U.S. law, occurs no more than 30 days after the FDA receives the IND, unless the FDA places the IND on clinical hold, in which case the FDA may request us to provide additional data from completed preclinical studies or undertake additional preclinical studies, the latter of which could materially delay the clinical and regulatory development of the applicable product candidate); (ii) the engagement of clinical trial sites and clinical investigators; (iii) reaching an agreement with clinical investigators on acceptable clinical trial agreement terms, clinical trial protocols or informed consent forms; (iv) obtaining approval from the institutional review boards used by the clinical trial sites we seek to engage; (v) the rate of patient enrollment and retention; and (vi) the rate to collect, clean, lock and analyze the clinical trial database.

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

        Our pharmaceutical grade L-glutamine treatment for SCD, which is our only product candidate in clinical development, has not yet received marketing approval in any jurisdiction. We cannot market a pharmaceutical product in any jurisdiction until we have completed rigorous preclinical testing and clinical trials for that product, demonstrated the product's safety and substantial evidence of effectiveness for its intended use, obtained the approval of the applicable regulatory authority for our proposed labeling of the product, and met the other requirements of such jurisdiction's extensive regulatory approval process. Preclinical testing and the conduct of clinical trials are long and expensive. Data obtained from preclinical and clinical tests can be interpreted in different ways and could ultimately be deemed by regulatory authorities to be insufficient with respect to providing substantial evidence of effectiveness and safety required for regulatory approval, which could delay, limit or prevent regulatory approval. It may take us many years to complete the required testing of our product candidates to support an application for marketing approval and failure can occur at any stage during this process.

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

        The nature of our business exposes us to potential liability risks inherent in the testing and manufacturing of our product candidates and marketing of any products. While in clinical stage testing, our product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. Informed consent and contractual limitations on payments for subject injury or waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry a $5 million clinical product liability insurance policy, it may not be sufficient to cover future claims. In addition, in some cases the contractors on which we rely for manufacturing our product candidates may indemnify us for third party claims brought against us arising from matters for which these contractors are responsible. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance or indemnity. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any products by us or our partners. We currently do not have any clinical or product liability claims or threats of claims filed against us.

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

        To achieve commercial success for any of our pharmaceutical grade L-glutamine treatment for SCD or other product candidates for which we may obtain marketing approval and which we determine to market and sell directly, we will need to establish a sales and marketing infrastructure to market them as products. This will require us to attract and retain key personnel with commercial experience to lead the commercialization of our pharmaceutical grade L-glutamine treatment for SCD if approved by the FDA and other product candidates that we may develop. We have not yet identified or retained these key personnel and have no assurance that we will be able to do so on commercially acceptable terms, or at all. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

  •
  protection under the SCD Patent expired in May 2016, which may allow competitors with more resources than us to concurrently develop similar products;

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

        On May 1, 2016, the SCD Patent expired and the license agreement has terminated. Since the SCD Patent is expired, competitors with more resources than us may develop similar products which may subject our product to greater competition than we expect and materially reduce our ability to generate revenue from our product candidate. These circumstances may also impair our ability to obtain license partners or other international commercialization opportunities on terms acceptable to us, if at all.

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

        We engaged a third-party contract research organization, or CRO, to conduct our clinical trials for our pharmaceutical grade L-glutamine treatment for SCD and expect to engage a CRO to conduct any further required clinical trials with respect to such product candidates and any clinical trials with respect to any of our other product candidates that may progress to clinical development. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

        Our ability to develop products depends on licenses and sublicenses we have obtained to patents that claim the use of L-glutamine to treat SCD and diverticulosis and the use of CAOMECS for the treatment of corneal impairments.

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

        In particular, the SCD Patent expired in May 2016, and our license to the SCD Patent terminated with the expiration of the patent. While this means we would have no further obligations to pay royalties under the SCD License, this also means that our competitors would be able to utilize processes, technologies and methods that were previously protected by the SCD Patent to potentially develop competing products. Since our competitors generally have greater resources than we do, our competitors may be able to develop competing products more quickly than we can. While we have an Orphan Drug designation for the use of L-glutamine for the treatment of SCD, Orphan Drug exclusivity may be lost if another L-glutamine product for the same indication demonstrates clinical superiority. If our competitors are able to develop alternative L-glutamine products, it may have a material and adverse effect on our operations and our ability to commercialize our products, since it may either eliminate our exclusivity before we are able to take a product to market, or may significantly shorten the period for which we have such exclusivity, making it more difficult for us to recoup the expenses we incurred in researching and developing our products.

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

        In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing products similar or identical to our product candidates or products, or limit the duration of the patent protection of our product candidates or products. Given the amount of time required for the development, testing and regulatory review of new therapeutics, patents protecting our product candidates might expire before or shortly after such candidates are commercialized as products. Patent protection for our pharmaceutical grade L-glutamine treatment for SCD expired in May 2016. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Even though we have obtained Orphan Drug designation for our most advanced product candidate, our pharmaceutical grade L-glutamine treatment for SCD, we may not be able to maintain Orphan Drug marketing exclusivity for this product candidate or any of our other product candidates.

        Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate therapeutic products under development for relatively small patient populations as "orphan drugs". Under the Orphan Drug Act, the FDA may designate a therapeutic product as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. We have obtained Orphan Drug designation from the FDA and European Commission, or EC, for L-glutamine treatment for SCD, and we may seek Orphan Drug designation for our other product candidates. Generally, if a product candidate with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has been granted such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or European Medicines Agency, or EMA, as applicable, from approving another marketing application for the same product candidate prior to the expiration of that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if the product no longer meets the criteria for Orphan Drug designation or if its commercialization is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to ensure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. In the United States, Orphan Drug exclusivity may be lost if another L-glutamine product for the same indication demonstrates clinical superiority, such as a better safety or efficacy profile, in which case the FDA would be permitted to approve the third party product. Orphan Drug exclusivity does not bar the FDA from approving another L-glutamine product for any other indication. Nor does Orphan Drug designation bar the FDA from granting Orphan Drug designation and approving another product for the same orphan disease or condition.

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

        The FDA defines "new clinical investigation" as "a clinical study in humans the results of which have not been relied upon by FDA to demonstrate substantial evidence of effectiveness of a previously approved drug product for any indication or of safety for a new patient population and do not duplicate the results of another investigation that was relied upon by the agency to demonstrate the effectiveness or safety in a new patient population of a previously approved drug product." Our pharmaceutical grade L-glutamine treatment for SCD contains the same active moiety contained in our previously approved NutreStore drug product and we believe our Phase 3 clinical study meets the definition of a new clinical investigation for purposes of satisfying the requirements for Hatch/Waxman data exclusivity to be granted.

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

        A product candidate that receives Fast Track designation is also eligible for, among other benefits, Priority Review, if certain criteria are met. These criteria for Priority Review include whether, if approved, the resulting product would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions caused by a disease when compared to standard treatment, diagnosis, or prevention of those conditions. Under Priority Review of a NDA, assuming that there are no requests for additional information, the FDA's goal is to take action on the NDA within six months (compared to 10 months under standard review) after it is accepted as filed. Requests for Priority Review of a NDA must be submitted to the FDA when the NDA is submitted. On September 7, 2016 we submitted our NDA to the FDA and requested a priority review. We cannot predict whether the FDA will grant our request for Priority Review for any such NDA or, if the request is granted, that the Priority Review status will be maintained and the NDA approved in a timely manner.

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

        Our lead product candidate is an oral pharmaceutical grade L-glutamine treatment for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD. SCD is a genetic blood disorder that affects 20-25 million people worldwide, and occurs with increasing frequency among those whose ancestors are from regions including sub-Saharan Africa, South America, the Caribbean, Central America, the Middle East, India and Mediterranean regions such as Turkey, Greece and Italy. Thus, while SCD affects people throughout the world, the prevalence of SCD is higher in certain geographies, such as central and sub-Saharan Africa and the Caribbean, that currently have underdeveloped health care systems or significantly lower rates of health insurance coverage. Furthermore, a majority of people in many of these geographies are low-income and may be unable to afford our pharmaceutical grade L-glutamine treatment. These factors may ultimately limit our addressable market. Our ability to achieve profitability may be adversely impacted if we are unable to access markets with greater prevalence of SCD, or if there are insufficient SCD patients in geographies with more well-developed health care systems.

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

RISKS RELATED TO EMPLOYEE MATTERS AND MANAGING OUR GROWTH

We rely heavily on Yutaka Niihara, M.D., M.P.H., our Chairman and Chief Executive Officer, and the loss of his services would have a material adverse effect upon our business and prospects.

        Our success depends to a significant extent upon the continued services of Yutaka Niihara, M.D., M.P.H., founder of Emmaus Medical and our Chairman and Chief Executive Officer. Since inception, we have been dependent upon Dr. Niihara, who was one of the initial patentees for the method we are utilizing in our pharmaceutical grade L-glutamine treatment for SCD. While Dr. Niihara and the rest of our executive officers are parties to confidentiality agreements that prevent them from soliciting our existing customers or disclosing information deemed confidential to us, we do not have any agreement with Dr. Niihara or any key members of management that would prohibit them from joining our competitors or forming competing companies. In addition, we do not maintain key man life insurance policies on any of our executive officers. If Dr. Niihara or any key management personnel resign to join a competitor or form a competing company, the loss of such personnel, together with the loss of any customers or potential customers due to such executive's departure, could materially and adversely affect our business and results of operations.

We are dependent on a technically trained workforce and an inability to retain or effectively recruit such employees could have a material adverse effect on our business, financial condition and results of operations.

        Our ability to compete effectively depends largely on our ability to attract and retain certain key personnel, including our clinical, regulatory and scientific staff members. Industry demand for such skilled employees, however, exceeds the number of personnel available, and the competition for attracting and retaining these employees is intense. As a result, we may be unable to retain our existing personnel or attract additional qualified employees to keep up with future business needs. If this should happen, our business, operating results and financial condition could be adversely affected.

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

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval, and may have interests that differ from our stockholders, generally.

        As of December 31, 2016, our officers and directors controlled 30.2% of our issued and outstanding common stock, and our Chairman and Chief Executive Officer controlled 28.0% of our issued and outstanding common stock. These stockholders can exert significant influence in determining the outcome of corporate actions requiring stockholder approval and that otherwise control our business, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, and may have interests that differ from our stockholders, generally.

If a market develops for our common stock, the market price and trading volume of our common stock may be volatile.

        If a market develops for our common stock, the market price of our common stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, share arbitrage, the exercise of options or warrants or the conversion of convertible notes or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other companies, whether large or small, within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn; changes in the laws that affect our products or operations; competition; compensation related expenses; application of accounting standards; and our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business. In addition, in situations where the market price of a company's shares may drop significantly, stockholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources. In addition, the market price for securities of pharmaceutical and biotechnology companies historically has been volatile, and the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to decline substantially.

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

        We have identified a material weakness in our internal control over financial reporting and, as a result of such weakness, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2016. The material weakness related to our not having adequate depth and sufficiency of human resources with the technical accounting principles generally accepted in the United States, or GAAP, expertise available in our accounting and finance department to appropriately identify, research, analyze and conclude upon the proper accounting treatment for complex or unusual transactions involving options, equities, and other financial instruments as well as to maintain effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions and effective internal communication of significant transactions. This and related events, however, did not result in a delay in the filing of our Annual Report for the fiscal year ended December 31, 2016 whereas it did contribute in the delay of filing our Annual Report for the previous fiscal year ended December 31, 2015.

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

Our certificate of incorporation and bylaws and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control or adversely affect the value of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease office space under operating leases from unrelated entities. The rent expense during the years ended December 31, 2016 and 2015 amounted to $589,769 and $492,919, respectively.

        We lease approximately 13,329 square feet of office space for our headquarters in Torrance, California, at a base rental of $38,906 per month. The lease relating to this space expires on March 31, 2019. We lease an additional office suite in Torrance, California at a base rent of $2,240 per month for 1,600 square feet. The lease relating to this space will expire on January 31, 2020.

        In addition, EM Japan leases 1,322 total square feet of office space in Tokyo, Japan. The leases relating to the space will expire on September 30, 2018.

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

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system, and there is no established trading market for our common stock.

Holders

        As of March 20, 2017, we had approximately 456 stockholders of record.

Dividends

        We did not pay cash dividends on our common stock in the years ended December 31, 2016 and 2015, and do not expect to do so in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors in its discretion and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

        During the quarter ended December 31, 2016, the Company issued convertible notes to third parties totaling $1,214,779 in aggregate principal amount, which notes bear interest at 10% per annum and mature on the respective one-year anniversary dates of the notes. If our common stock becomes quoted on the OTC market, the principal amount and all accrued and unpaid interest of the notes will automatically convert into shares of our common stock at a conversion price of $4.50 per share (subject to appropriate adjustment in the event of any stock splits, stock dividends, recapitalizations and similar transactions with respect to the capital stock of the Company). At or after the first anniversary of the loan date, the holders of the notes may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of our common stock at a conversion price of $4.50 per share.

        On October 14, 2016, the Company combined and refinanced three outstanding promissory notes into a single convertible note in the principal amount of $3,579,447 that bears interest at 10% per annum. The note has a six-month term, which may be extended by the holder for up to two years. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of our common stock at a conversion price of $3.50 per share at any time upon the election of the holder.

        On December 21, 2016, the Company refinanced an outstanding convertible note in the original principal amount of $100,800 into a new convertible note in the principal amount of $120,960, which bears interest at 10% per annum. The note has a two-year term. The principal amount plus any unpaid accrued interest under the convertible note is convertible into shares of our common stock at $3.60 per share at any time upon the election of the holder.

        The foregoing securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. These issuances qualified for exemption under Section 4(a)(2) of the Securities Act because they did not involve a "public offering" based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; (iii) each offeree was an "accredited investor" as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees. No underwriters or placement agents were used in connection with the issuances.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" or in other parts of this Annual Report.

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

        SCD is an inherited blood disorder characterized by the production of an altered form of hemoglobin in the patient's red blood cells. This altered form of hemoglobin causes the patient's red blood cells to become rigid and sickle-shaped instead of soft, flexible and rounded. Patients with SCD suffer debilitating episodes of sickle cell crisis when their sickle-shaped, inflexible red blood cells adhere to each other and the walls of blood vessels. This blockage, or occlusion, of the patient's blood vessels restricts the delivery of oxygen to tissues, a condition referred to as tissue ischemia, and also causes inflammation. In addition to being excruciatingly painful, sickle cell crises can lead to organ damage, stroke, pulmonary complications, skin ulceration, infection and a variety of other adverse outcomes. The overall survival of patients in the United States with sickle cell anemia correlates with the severity of their disease state, especially the number of crises per year. Patients with more than three sickle cell crises per year will experience fatal complications during the fourth and fifth decades of life whereas patients who experience between one and three crises per year have a median survival of nearly 50 years (Hematology in Clinical Practice by Robert S. Hillman et. al. (5th ed. 2011)).

        The only approved treatment for SCD in the United States is hydroxyurea, a cytotoxic drug first synthesized in the 19th century and approved in 1967 by the U.S. Food and Drug Administration, or FDA, for treating certain types of leukemia. In 1998, the FDA approved the use of hydroxyurea for treating SCD in adults. There are no approved treatments in the United States for pediatric patients with SCD.

        L-glutamine is a precursor to nicotinamide adenine dinucleotide, or NAD, and its reduced form called NADH. NAD is the major molecule that regulates and prevents oxidative damage in red blood cells. Our published studies have identified that sickle red blood cells have a significantly increased rate of transport of glutamine, which appears to be driven by the cells' need to promote NAD synthesis, protecting against the oxidative damage thereby leading to significant improvement in the regulation of oxidative stress. In turn, this made sickle red blood cells less adhesive to cells of the interior wall of blood vessels. This implied that there is decreased chance of blockage of blood vessels, especially small ones. This improved regulation of oxidative stress appears to lead to less obstruction or blockage of small blood vessels, thereby alleviating a major "cause" of the problems faced by patients with SCD.

        Several of the studies conducted to support the development program of the PGLG treatment in which our Chief Executive Officer has participated have been published in peer-reviewed academic research journals. These publications include "L-Glutamine Therapy Reduces Endothelial Adhesion of Sickle Red Blood Cells to Human Umbilical Vein Endothelial Cells" by Yutaka Niihara et al., published in BMC Blood Disorders (2005), "Oral L-Glutamine Therapy for Sickle Cell Anemia: I. Subjective Clinical Improvement and Favorable Change in Red Cell NAD Redox Potential" by Yutaka Niihara et al., published in the American Journal of Hematology (1998) and "Increased Red Cell Glutamine Availability in Sickle Cell Anemia: Demonstration of Increased Active Transport, Affinity, and Increased Glutamate Level in Intact Red Cells" by Yutaka Niihara et al., published in the Journal of Laboratory and Clinical Medicine (1997).

        In a Phase 3, double-blind, placebo-controlled, parallel-group, multi-center clinical trial which enrolled a total of 230 adult and pediatric patients as young as five years of age, at 31 sites in the United States, PGLG treatment was administered up to 30 grams per day and demonstrated a 25% decrease in the median frequency of sickle cell crises and 33% decrease in the median number of hospitalizations, as compared to placebo. Based on an analysis, utilizing pre-specified statistical methods, the difference between groups was statistically significant; p=0.0052 and p=0.0045, respectively. Other clinically relevant endpoints showed similar results such as a 63% lower incidence of acute chest syndrome (p=0.0028), 41% less cumulative days in hospital (p=0.022), 56% delay in onset of the first sickle cell crisis (p=0.0152) and a 59% delay in the onset of the second sickle cell crises (p=0.026). The safety data collected demonstrated a safety profile similar to that of placebo.

Results	Primary Endpoint	Secondary Endpoint	Additional Analysis
Difference between treated and placebo arms	Decrease in the frequency of sickle cell crises	Decrease in the frequency of hospitalization	Decrease in the incidence of acute chest syndrome	Less cumulative days in hospital	Delay in the onset of first sickle cell crises	Delay in the onset of second sickle cell crises
Result	25%	33%	63%	41%	56%	59%
P-values	p=0.005	p=0.005	p=0.003	p=0.022	p=0.015	p=0.026

        Of the 230 patients in the trial, 153 were also being treated with hydroxyurea. Primary endpoint subgroup analysis indicated a reduction in crises for those taking (n = 153) and not taking (n = 76) hydroxyurea (p = 0.046 and p = 0.042 respectively).

        Based on the results of this study and other supportive studies conducted, we have submitted a New Drug Application, or NDA, to the FDA requesting U.S. marketing approval for our orally-administered PGLG treatment for SCD which has been accepted for review with a PDUFA date of July 7, 2017. PDUFA dates are deadlines by which the FDA must review new drug applications. PDUFA is an acronym for the Prescription Drug User Fee Act.

        The PGLG treatment represents the first potential treatment for pediatric patients with SCD, and the first potential new treatment in nearly 20 years for adult patients. Our SCD therapy has Orphan Drug and Fast Track designations in the U.S. from the FDA.

        Orphan medicinal designation in the European Union has also been granted for the L-glutamine treatment for SCD. We plan to submit a marketing authorization application to the European Medicines Agency.

        Our extensive experience in the field of SCD includes the development, outsourced manufacturing and conduct of clinical trials of our prescription grade L-glutamine product candidate for the treatment for SCD. Our chairman and chief executive officer, Yutaka Niihara, M.D., M.P.H., is a leading hematologist in the field of SCD. Dr. Niihara is licensed to practice medicine in both the United States and Japan and has been actively engaged in SCD research and the care of patients with SCD for over 20 years, primarily at the University of California Los Angeles and the Los Angeles Biomedical Research Institute, or LA BioMed, a nonprofit biomedical research institute at Harbor UCLA Medical Center.

        To a lesser extent, we are engaged in the marketing and sale of NutreStore L-glutamine powder for oral solution, which has received FDA approval as a treatment for short bowel syndrome, or SBS, in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. Since formed in May 2016, our indirect wholly owned subsidiary, Newfield has engaged in the sale of L-glutamine as a nutritional supplement under the brand name AminoPure through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. In October 2010, we formed EM Japan to market and sell AminoPure in Japan and Taiwan. EM Japan also manages our distributors in Japan and may also import other medical products in the future. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore and AminoPure.

        In November 2011, we formed Emmaus Medical Europe, Ltd., referred to as EM Europe, a wholly-owned subsidiary of Emmaus Medical, whose primary focus is expanding our business in Europe.

        In December 2016, we formed Emmaus Life Sciences Korea, or ELSK, a wholly owned subsidiary of Emmaus Medical, whose primary focus is expanding our business in Korea.

        Our corporate structure is illustrated as follows:

        Emmaus Medical, LLC was organized on December 20, 2000. In October 2003, Emmaus Medical, LLC undertook a merger reorganization with Emmaus Medical, Inc., which was originally incorporated in September 2003.

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

        Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of December 31, 2016, our accumulated deficit is $106.8 million and we had cash and cash equivalents of $1.3 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders.

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

        On September 12, 2016, we entered into a Letter of Agreement with KPM Tech Co., Ltd. ("KPM") and Hanil Vacuum Co., Ltd. ("Hanil"), both Korean-based public companies whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In the Letter of Agreement, the parties agreed that KPM and Hanil would purchase $17 million and $3 million, respectively, of shares of our common stock at a price of $4.50 per share by September 30, 2016. In exchange, we agreed to invest $13 million and $1 million in future capital increases by KPM and Hanil, respectively, at prices based upon the trading prices of KPM and Hanil shares on KOSDAQ. The purchases of Emmaus shares by KPM and Hanil were completed prior to September 30, 2016.

        Subsequent to September 30, 2016, we completed the cross-investments with KPM and Hanil in which we purchased for an aggregate of $14 million a minority interest of 8.2% in KPM and of 0.8% in Hanil. KPM is principally engaged in the manufacture and distribution of surface treatment chemicals. Hanil is principally engaged in the design, manufacture and sale of vacuum coating systems. Both KPM and Hanil plan to expand their biopharma business.

Proposed Generex Transaction

        As previously reported, on January 16, 2017 the Company entered into a letter of intent ("LOI") with Generex Biotechnology Corporation ("Generex") which contemplates that Generex will acquire a controlling interest in the Company for a total consideration of $225,000,000, payable $10,000,000 in cash and $215,000,000 in shares of Generex's common stock, which are referred to as the "Generex shares." The Generex shares are to be valued for this purpose at $3.80 per share, subject to adjustment in certain events.

        Under the LOI, Generex paid the Company $500,000 as a deposit for an initial cash consideration and was to pay the Company another deposit of $1,500,000 by February 6, 2017. On February 6, 2017, the Company granted Generex an extension of the payment date to February 16, 2017 and, by a letter amendment dated February 16, 2017, the Company granted Generex another extension of the payment date to February 24, 2017 and otherwise amended the LOI.

        On March 3, 2017, Generex and the Company further amended the LOI to provide as follows:

  •
  Generex agreed to pay the Company an additional deposit of $500,000 on or prior to March 6, 2017, which the Company has received.

  •
  Within ten trading days after March 14, 2017, the date of effectiveness of a reverse stock split of Generex common stock, Generex must pay the Company another deposit of $3,000,000, which the Company has received.

  •
  The parties will use their best efforts to negotiate and sign a definitive purchase agreement no later than March 30, 2017.

  •
  The remaining $6,000,000 of the cash consideration will be paid to the Company at the closing under a definitive purchase agreement, which is to occur no later than five trading days after the date Generex amends its certificate of incorporation to effect an increase in its authorized capital, but no later than May 1, 2017.

  •
  The closing of the proposed acquisition by Generex is to occur no later than May 8, 2017.

  •
  If a definitive purchase agreement is not executed or the closing does not occur by the required deadlines, and the LOI is terminated by either party, the Company will refund and return to Generex all deposits within 60 days after the termination.

        In consideration for the foregoing waivers, extensions and amendments, Generex has agreed to issue to the Company 24,414,063 of restricted shares of Generex common stock within three trading days after Generex effects the planned increase in its authorized capital.

        The parties' respective obligations under the LOI to consummate the proposed acquisition are subject to a number of conditions, including completion of due diligence to each party's satisfaction parties and the negotiation and execution of a definitive purchase agreement, and there is no assurance these conditions will be satisfied. Any definitive purchase agreement also would contain customary conditions to closing, which may or may not be satisfied or waived by the parties.

        Although the Company has no present intention to terminate the LOI or to abandon the proposed acquisition, the Company may choose to do so if the conditions to the proposed acquisition have not been satisfied by the required deadlines, unless such deadlines are extended. If one or more of the conditions are not satisfied, the Company may decide to abandon the proposed acquisition if the Company's board of directors determines that it is in the best interests of the Company to do so.

        For all of the foregoing reasons, there is no assurance that the proposed acquisition by Generex and the payment to the Company of the cash consideration and the Generex shares will be completed on time, or at all, and the discussions in the Annual Report assume that the proposed acquisition will not be completed. If the proposed acquisition by Generex is completed, the Company's capitalization, the risks related to the Company's common stock and other information in the Annual Report would change materially from the descriptions in this Annual Report.

Other Possible Transactions

        From time to time in the ordinary course of business, the Company engages in informal or formal discussions, and may enter into non-binding or binding letters of intent, with prospective investors and other companies regarding possible investments in the Company such as the mutual co-investments between the Company and KPM Tech Co., Ltd. and Hanil Vacuum Co., Ltd. completed in the fourth quarter of 2016. The Company currently is engaged in discussions, and have entered into a non-binding letter of intent, with another company regarding possible co-investments by the companies.

        Such discussions and letters of intent are subject to inherent risks and uncertainties, and may not lead to definitive agreements regarding a possible transaction. There can be no assurance, therefore, whether any such transaction will be undertaken or completed or, if undertaken and completed, on what terms.

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

        Currently, we generate revenue through the sale of NutreStore L-glutamine powder for oral solution as a treatment for SBS as well as AminoPure, a nutritional supplement. Pursuant to the exclusive sublicense agreement for US Patent No. 5,288,703, or SBS Patent, we were required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore to CATO Holding Company through 2016. Management expects that any revenues generated from the sale of NutreStore and AminoPure will fluctuate from quarter to quarter based on the timing of orders and the amount of product sold.

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

        At this time, due to the inherently unpredictable nature of the process for developing drugs, biologics and cell-based therapies and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in obtaining FDA approval of our pharmaceutical grade L-glutamine treatment for SCD and the continued development of our other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in this Annual Report under the headings "Risk Factors—Risks Related to Development of our Product Candidates," "Risk Factors—Risks Related to our Reliance on Third Parties," and "Risk Factors—Risks Related to Regulatory Approval of our Product Candidates and Other Legal Compliance Matters."

General and Administrative Expenses

        General and administrative expenses consist principally of salaries and related costs, including share-based compensation for personnel in executive, finance, business development, information technology, marketing, and legal functions. Other general and administrative expenses include facility costs, patent filing costs, and professional fees and expenses for legal, consulting, auditing and tax services. Inflation has not had a material impact on our general and administrative expenses over the past two years.

Environmental Expenses

        The cost of compliance with environmental laws has not been material over the past two years and any such costs are included in general and administrative costs.

Inventories

        Inventories consist of finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchase during 2016 and 2015 were from one vendor.

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

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements which are provided at the end of this Annual Report, we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

        We also estimate the total fair value of any beneficial conversion feature and accompanying warrants in allocating debt proceeds. The proceeds allocated to the beneficial conversion feature are determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of our common stock as of the date of issuance. In situations where the debt includes both a beneficial conversion feature and a warrant, the proceeds are allocated to the warrants and beneficial conversion feature based on the pro-rata fair value. We use the Black-Scholes-Merton option pricing model to determine the fair value of our warrants.

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

        The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at December 31, 2016 and 2015. The fair value of our debt instruments is not materially different from their carrying values as presented. The fair value of our convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 5 to our consolidated financial statements.

        We issued stock purchase warrants in conjunction with our September 2013 private placement and issued replacement warrants upon the exercise of certain of such warrants in June 2014 (see Note 6 to our consolidated financial statements). Warrants issued in September 2013 and June 2014 that were not exercised became exercisable on a cashless exercise basis in accordance with their terms on September 11, 2014 and June 10, 2015, respectively, and due to the exercisability of the cashless exercise feature, are classified as warrant derivative liabilities as of December 31, 2016 and 2015. Such warrants and replacement warrants are accounted for as liability classified warrants or warrant derivative liabilities whose fair market value is determined using Level 3 inputs. These inputs include expected term and expected volatility.

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

Financial Overview

	Year Ended December 31,
	2016	2015*
REVENUES, Net	$461,591	$590,114
COST OF GOODS SOLD	221,250	286,687

GROSS PROFIT	240,341	303,427

OPERATING EXPENSES
Research and development	1,987,966	1,579,112
Selling	438,242	428,643
General and administrative	9,342,635	10,219,683
Impairment of intangible assets	—	678,571

	11,768,843	12,906,009

LOSS FROM OPERATIONS	(11,528,502)	(12,602,582)

OTHER INCOME (EXPENSE)
Realized loss on securities available-for-sale	—	(48,709)
Gain on debt extinguishment	1,019	—
Loss on debt settlement	(266,736)	—
Gain on derecognition of accounts payable and settlement of litigation	—	418,366
Change in fair value of liability classified warrants	—	661,000
Change in fair value of warrant derivative liabilities	(2,745,890)	1,202,000
Convertible note inducement expense	(1,444,863)	—
Interest and other income	1,538	102,676
Interest expense	(5,191,720)	(3,227,160)

	(9,646,652)	(891,827)

LOSS BEFORE INCOME TAXES	(21,175,154)	(13,494,409)
INCOME TAXES	3,693	3,564

NET LOSS	(21,178,847)	(13,497,973)
NET LOSS PER COMMON SHARE	$(0.70)	$(0.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,194,085	28,958,580

*
See Note 1 to our consolidated financial statements.

Years ended December 31, 2016 and 2015

        Net Losses.    Net losses were $21.2 million for the year ended December 31, 2016 compared to $13.5 million for the year ended December 31, 2015, representing a increase of $7.7 million, or 57%. The increase in net losses is primarily a result of a $8.8 million increase in other expenses, net, partially offset by a $1.1 million decrease in operating expenses as discussed below. As of December 31, 2016, we had an accumulated deficit of approximately $106.8 million. Losses will continue as we advance our pharmaceutical grade L-glutamine treatment for SCD toward regulatory approval and potential commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

        Revenues, Net.    Net revenues decreased $0.1 million, or 22%, to $0.5 million from $0.6 million for the years ended December 31, 2016 and 2015, respectively. This was primarily due to a $0.1 million decrease in our AminoPure L-glutamine nutritional supplement product revenues from international markets.

        Cost of Goods Sold.    Cost of goods sold decreased $0.1 million, or 21%, to $0.2 million from $0.3 million for the years ended December 31, 2016 and 2015, respectively. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All purchases of raw materials during the years ended December 31, 2016 and 2015 were from one vendor.

        Research and Development Expenses.    Research and development expenses increased $0.4 million, or 26%, to $2.0 million from $1.6 million for the years ended December 31, 2016 and 2015, respectively. This increase was primarily due to a $0.4 million increase in regulatory consulting costs as more extensive work was required for the NDA submission. We expect such costs to continue in 2017 to support our NDA post-submission activities, work on marketing approvals outside the US and potentially future clinical trial activity.

        Selling Expenses.    Selling expenses remained approximately the same at just over $0.4 million for the years ended December 31, 2016 and 2015. Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure as well as the marketing expense for our pharmaceutical grade L-glutamine treatment for SCD.

        General and Administrative Expenses.    General and administrative expenses decreased $0.9 million, or 9%, to $9.3 million from $10.2 million for the years ended December 31, 2016 and December 31, 2015, respectively. The decrease was primarily due to a $0.8 million decrease in settlement fee, $0.4 million decrease in share-based compensation expenses due to expiration of the service period for certain options in prior periods, partially offset by a $0.2 million increase in professional fees, $0.1 million increase in office rent expenses, and $0.1 million increase in payroll expenses.

        Impairment of Intangible Assets.    During the year ended December 31, 2015, we recorded an impairment loss on intangible assets of $0.7 million due to the termination of our license of CAOMECS technology from CellSeed and uncertainty around the recoverability of the related license fees.

        Other Income and Expense.    Total other expense has increased by $8.7 million, or 982%, to a $9.6 million expense from a $0.9 million expense for the years ended December 31, 2016 and 2015, respectively. The increase was primarily due to absences of gain on derecognition of accounts payable and settlement of litigation of $0.4 million and change in fair value of liability classified warrants of $0.7 million, a negative change in fair value of warrant derivative liabilities of $3.9 million, $1.4 million of convertible note inducement expense, an increase in interest costs of $2.0 million as a result of increased debt and an increase in loss on debt settlement of $0.3 million for the promissory note settlement into Company common stock.

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

Liquidity and Capital Resources

        Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $1.3 million as of December 31, 2016, we do not have sufficient operating capital for our business without raising additional capital. We received a deposit of $0.5 million from Generex upon the signing of the LOI on Janury 16, 2017. Subsequently, we received additional deposits of $3.5 million from Generex. These deposits are refundable if the LOI with Generex is canceled. We incurred losses of $21.2 million and $13.5 million for the years ended December 31, 2016 and 2015, respectively. We had an accumulated deficit at December 31, 2016 of $106.8 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of our pharmaceutical grade L-glutamine treatment for SCD, research costs for corneal cell sheets using CAOMECS technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of December 31, 2016, we had outstanding notes payable in an aggregate principal amount of $18.3 million, consisting of $6.0 million of non-convertible promissory notes and $12.3 million of convertible notes. Of the $18.3 million aggregate principal amount of notes outstanding as of December 31, 2016, approximately $17.0 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our pharmaceutical grade L-glutamine treatment for SCD and the development in the United States of CAOMECS-based cell sheet technology.

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

        In addition, our current cash burn rate is approximately $0.8 million per month.

        As discussed in this Annual Report under the heading "Risk Factors—Risks Related to Development of our Product Candidates" above, if the FDA does not approve our NDA based on a single Phase 3 clinical trial, in such case unless we conduct a second Phase 3 clinical trial or confirmatory study, the potential approval of our product candidate will be delayed. Under these circumstances, we will incur additional costs to seek to convince the FDA that a confirmatory study is unnecessary for filing or approval, or to design and conduct a second Phase 3 clinical trial or confirmatory study, or both. If we conduct a second Phase 3 clinical trial or confirmatory study prior to the approval of our NDA, it is possible that the results of that trial will be less favorable than the results of our completed Phase 3 trial and further delay or complicate the approval process. The incurrence of additional costs may require us to raise additional capital, and any delay in obtaining approval of our product candidate will reduce the period during which we can market and sell our product with patent protection and may affect our ability to obtain other protections against competition.

        Our cash flow from operations is not adequate and our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various product candidates going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business and commercialization strategies; the outcome of existing and any future litigation; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure and NutreStore. Revenues from both products are currently not significant and we are unsure whether sales of these products will increase. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. Until we can generate a sufficient amount of product revenue, there can be no assurance of the availability of such capital on terms acceptable to us (or at all).

        For the years ended December 31, 2016 and 2015, we borrowed varying amounts pursuant to convertible notes and non-convertible promissory notes, the majority of which have been issued to our officers and stockholders. As of December 31, 2016 and 2015, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $18.3 million and $19.1 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 0% to 11% and, except for the 2011 convertible note listed below in the principal amount of $0.5 million, are unsecured. Interest on 0% loans was imputed at the incremental borrowing rate of 6.25% per annum. The net proceeds of the loans were used for working capital purposes.

        The table below lists our outstanding notes payable as of December 31, 2016 and 2015, and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding December 31, 2016	Discount Amount December 31, 2016	Carrying Amount December 31 2016	Shares Underlying Notes December 31, 2016	Principal Outstanding December 31, 2015	Discount Amount December 31, 2015	Carrying Amount December 31, 2015	Shares Underlying Notes December 31, 2015
Notes payable
2013	10%	Due on demand	—	$854,900	$—	$854,900	—	$830,000	$—	$830,000	—
2014	11%	Due on demand ~ 2 years	—	—	—	—	—	1,446,950	—	1,446,950	—
2015	11%	Due ondemand	—	2,406,194	—	2,406,194	—	2,379,799	—	2,379,799	—
2016	11%	Due ondemand	—	833,335	—	833,335	—	—	—	—	—

				$4,094,429	—	$4,094,429	—	$4,656,749	$—	$4,656,749	—

		Current		$4,094,429	$—	$4,094,429	—	$4,656,749	$—	$4,656,749	—
		Long-term		$—	$—	$—	—	$—	$—	$—	—
Notes payable—related party
2012	8%	Due on demand	—	$500,000	$—	$500,000	—	$626,730	$—	$626,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	—	—	—	—	—	240,308	—	240,308	—
2015	10% ~ 11%	Due on demand	—	514,340	—	514,340	—	1,849,266	—	1,849,266	—
2016	10% ~ 11%	Due on demand	—	860,510	—	860,510	—	—	—	—	—

				$1,924,850	$—	$1,924,850	—	$2,766,304	$—	$2,766,304	—

		Current		$1,924,850	$—	$1,924,850	—	$2,766,304	$—	$2,766,304	—
		Long-term		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2010	6%	5 years	$3.05	$—	$—	$—	—	$2,.000	$—	$2,000	656
2011	10%	5 years	$3.05	300,000	—	300,000	98,285	500,000	—	500,000	163,809
2013	10%	2 years	$3.60	—	—	—	—	525,257	—	525,257	185,553
2014	10%	Due on demand ~ 2 years	$3.05 ~$3.60	452,168	—	452,168	152,986	4,378,563	353,700	4,024,863	1,120,470
2015	10%	2 years	$3.50 ~$3.60	2,904,800	104,389	2,800,411	889,115	5,681,166	526,066	5,155,100	1,517,996
2016	10%	Due on demand ~ 1 year	$3.50 ~$4.50	8,126,129	1,475,744	6,650,385	2,193,687	—	—	—	—

				$11,783,097	$1,580,133	$10,202,964	3,334,073	$11,086,986	$879,766	$10,207,220	2,988,484

		Current		$10,499,303	$1,294,296	$9,205,007	2,984,161	$6,358,698	$358,351	$6,000,347	1,762,849
		Long-term		$1,283,794	$285,837	$997,957	349,912	$4,728,288	$521,415	$4,206,873	1,225,635
Convertible notes payable—related party
2012	10%	Due on demand	$3.30	$254,000	$—	$254,000	94,532	$298,000	$—	$298,000	108,505
2015	10%	2 years	$4.50	220,000	—	220,000	54,463	320,000	—	320,000	72,354

				$474,000	$—	$474,000	148,995	$618,000	$—	$618,000	180,859

		Current		$474,000	$—	$474,000	148,995	$298,000	$—	$298,000	108,505
		Long-term		$—	$—	$—	—	$320,000	$—	$320,000	72,354

		Grand Total		$18,276,376	$1,580,133	$16,696,243	3,483,068	$19,128,039	$879,766	$18,248,273	3,169,343

        Subsequent to the year ended December 31, 2016, the Company issued the following:

Notes Issued after December 31, 2016	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible notes(1)	$504,312	10%	Due on Demand to 2 Years	$3.60
Convertible notes(1)	1,130,536	10%	6 Months to 2 Years	$3.50
Convertible note	200,000	10%	Due on Demand to 6 Months	$7.60
Promissory note(1)(2)	605,315	11%	Due on Demand	—
Promissory notes—related party(1)	12,000	10%	Due on Demand	—

Total	$2,452,163

(1)
Refinancings of prior notes already outstanding.

(2)
Principal amount of note is JPY68,320,000 which was converted into US dollars using an exchange rate of 0.008860 as of February 17, 2017.

        Subsequent to December 31, 2016, the Company issued 13,000 shares of our common stock for gross proceeds of $98,000.

Cash Flows

Net cash used in operating activities

        Net cash flows used in operating activities increased by $3.0 million, or 44%, to $10.0 million from $7.0 million for the years ended December 31, 2016 and 2015, respectively. The increase was primarily due to an increase of $7.7 million in net loss, partially offset by an $7.0 million increase in non-cash adjustments to net loss and a $2.4 million decrease in working capital. The increase in non-cash adjustments to net loss was primarily attributable to the following: $4.6 million for the change in the fair value of liability classified warrants and warrant derivative liabilities, $1.4 million for convertible note inducement expense, $1.5 million increase in interest expense accrued from discount of notes, $0.4 million for gain on derecognition of accounts payable and settlement of litigation and $0.3 million for loss on debt settlement for promissory note conversion into Company common stock, partially offset by a $0.7 million decrease in impairment on intangible assets, a $0.4 million decrease in share-based compensation and a $0.2 million decrease in depreciation and amortization expense.

Net cash used in investing activities

        Net cash flows used in investing activities increased by $14.1 million, or 33460%, to $14 million used in investing marketable securities from cash flows of $42,000 for the years ended December 31, 2016 and 2015, respectively. The increase was due to investment into marketable securities for KPM Tech and Hanil Vacuum pursuant to the Letter of Agreement dated September 12, 2016 from the sale of marketable securities of $47,000.

Net cash from financing activities

        Net cash flows from financing activities increased by $18.1 million, or 264%, to $24.9 million from $6.8 million for the years ended December 31, 2016 and 2015, respectively, primarily as a result of a $22.3 million increase in aggregate proceeds from issuance of common stocks and a $0.1 million increase in aggregate proceeds from issuance of notes payable and convertible notes payable, which was partially offset by a $4.3 million increase in repayments of promissory notes and convertible notes.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is incorporated by reference to the information that begins on Page F-1 of this Annual Report.

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

        We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2016. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of December 31, 2016, because of the continuance of a material weakness (the "Material Weakness") in our internal control over financial reporting, initially identified in our evaluations of the effectiveness of our internal control over financial reporting as of December 31, 2014 and 2013, with respect to the application of generally accepted accounting principles (GAAP) in the United States of America on certain complex transactions, as well as maintaining effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions and internal communication of significant transactions. Notwithstanding the Material Weakness, our management, based on the substantial work performed, concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this Annual Report.

        We committed to remediating the control deficiencies that constituted the Material Weaknesses by implementing changes to our internal control over financial reporting. In 2016, we implemented measures designed to remediate the underlying causes of the control deficiencies that gave rise to the Material Weaknesses, including, without limitation:

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

        Our management concluded that, as of December 31, 2016, while the remedial actions implemented in an effort to remediate the underlying causes of the control deficiencies that gave rise to the Material Weakness has been completed for certain areas, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary to determine whether the Material Weakness has been remediated. Specifically, we are continuing to address the adequacy of the depth and sufficiency of human resources with the technical GAAP expertise available in our accounting and finance department to appropriately identify, research, analyze and conclude upon the proper accounting treatment for complex or unusual transactions involving options, equities, and other financial instruments as well as to maintain effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions. Because certain corrective actions specific to this Material Weakness have not been fully implemented as of the date of this report, the Material Weakness was not considered remediated as of December 31, 2016.

Management's Plan for Remediation

        Our management and Board of Directors are committed to the remediation of the Material Weakness, as well as the continued improvement of our overall system of internal control over financial reporting. We are in the process of implementing measures to remediate the underlying causes of the control deficiency that gave rise to the Material Weakness, which primarily include engaging additional and supplemental internal and external resources with the technical expertise in US GAAP as well as to implement new policies and procedures to provide more effective controls to track, process, analyze, and consolidate the financial data and reports. Further, we are in the process of reviewing plans to establish a Disclosure Committee to ensure more effective internal communication of significant transactions.

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

        Except as described above, based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

        The following individuals constitute our board of directors and executive management:

Name	Age	Position
Yutaka Niihara, M.D., M.P.H.	57	Chairman and Chief Executive Officer
Willis C. Lee	56	Vice-Chairman, Chief Operating Officer and Chief Financial Officer
Peter B. Ludlum	61	Co-President and Chief Business Officer
Lan T. Tran, M.P.H.	41	Co-President and Chief Administrative Officer
Yasushi Nagasaki	49	Senior Vice President, Finance
Charles Stark, Pharm.D.	61	Senior Vice President, Research and Development
Ian Zwicker	69	Director
Masaharu Osato, M.D.	62	Director
Jon Kuwahara	51	Director

        All of our officers devote at least 40 hours per week, the equivalent of a full-time employee, to our business and affairs.

Background of Officers and Directors

        The following is a brief summary of the background of each of our directors, executive officers and executive management:

        Yutaka Niihara, M.D., M.P.H. has served as our Chairman and Chief Executive Officer since January 2016. From April 2015 until December 2015, he served as Chief Scientific Officer of the company and from April 2011 to April 2015, he served as President and Chief Executive Officer. He served as President, Chief Executive Officer and Chairman of the Board of Emmaus Medical from 2003 to April 2011. Since May 2005, Dr. Niihara has also served as the President, Chief Executive Officer and Medical Director of Hope International Hospice, Inc., or Hope Hospice, a Medicare-certified hospice program. From June 1992 to October 2009, Dr. Niihara served as a physician specialist for Los Angeles County. Dr. Niihara is the principal inventor of the patented L-glutamine treatment for SCD. Dr. Niihara has been involved in patient care and research for sickle cell disease during most of his career and is a widely published author in the area of sickle cell disease. Dr. Niihara is board-certified by the American Board of Internal Medicine/Medical Oncology and by the American Board of Internal Medicine/Hematology. He is licensed to practice medicine in both the United States and Japan. Dr. Niihara is a Professor of Medicine at the David Geffen School of Medicine at UCLA. Dr. Niihara received his B.A. in Religion from Loma Linda University in 1982, obtained his M.D. degree from the Loma Linda University School of Medicine in 1986 and received his M.P.H. from Harvard School of Public Health in 2006. We believe Dr. Niihara is qualified to serve as a director due to his knowledge and experience.

        Willis C. Lee, M.S. has served as Chief Operating Officer of the company since May 2011, as a director since December 2015, as Vice-Chairman of the Board of Directors since January 2016 and as CFO since October 2016. Mr. Lee also previously served as a director of Emmaus Life Sciences, Inc. from May 2011 to May 2014 and again from to December 2015 to January 2016. Mr. Lee also served as the Co-Chief Operating Officer and Chief Financial Officer and as a director of Emmaus Medical from March 2010 to May 2011. Prior to that, he was the Controller at Emmaus Medical from February 2009 to February 2010. From 2004 to 2010, Mr. Lee led worldwide sales and business development of Yield Dynamics product group at MKS Instruments, Inc., a provider of instruments, subsystems, and process control solutions for the semiconductor, flat panel display, solar cell, data storage media, medical equipment, pharmaceutical manufacturing, and energy generation and environmental monitoring industries. Mr. Lee also served as President and Managing Director of Kenos Inc., a private service provider that provides funeral services to individuals, from January 2004 to December 2008. Mr. Lee held various managerial and senior positions at semiconductor companies such as MicroUnity Systems Engineering, Inc., a private semiconductor company that designs and develops new generation multimedia processors for computers and cable control boxes, from August 1995 to July 1996, HPL, Inc., a public semiconductor company that provides a software platform that enables data- driven decisions by gathering, managing and analyzing semiconductor manufacturing data, from June 2000 to October 2002, Syntricity, Inc., a private semiconductor software company that provides a software platform that enables data-driven decisions by gathering, managing and analyzing semiconductor manufacturing data, from November 2002 to April 2004 and also at Reden & Anders, a subsidiary of United Healthcare that provides actuarial services including capitation and risk assessment analyses for healthcare insurance carriers, from September 1996 to June 2000. Mr. Lee received his B.S. and M.S. in Physics from University of Hawaii (1984) and University of South Carolina (1986), respectively. We believe Mr. Lee is qualified to serve as a director due to his extensive knowledge and experience, as well as his intimate knowledge of the company through his service as executive officer of the company.

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

        Jon Kuwahara, C.P.A. has served as Vice President Finance of Espero Pharmaceuticals ("Espero"), an emerging growth specialty pharmaceutical company engaged in maximizing the commercial value of proven treatments that improve the quality of life for patients, since June of 2016. Mr. Kuwahara served as Corporate Controller of Avanir Pharmaceuticals ("Avanir"), a biopharmaceutical company focused on acquiring, developing, and commercializing therapeutic products for the treatment of central nervous system disorders, since 2014. Between 2010 and 2014, Mr. Kuwahara served as Associate Director of Finance and Assistant Corporate Controller of Questcor Pharmaceuticals, a specialty pharmaceutical company. Between 2003 and 2009, Mr. Kuwahara served as a consultant for Resources Global Professionals, a global project-based professional services firm. Prior to that Mr. Kuwahara served in various leadership positions in the technology, healthcare and service industries. Mr. Kuwahara holds a B.B.A. with an emphasis in accounting from the University of Hawaii and is a certified public accountant in California (active license) and Hawaii (inactive license). We believe

Mr. Kuwahara is qualified to serve as a director due to his business and financial management experience.

        Peter B. Ludlum, C.M.A. has served as our Chief Business Officer since April 2016 and as Co-President since January 2016. From April 2012 to April 2016, Mr. Ludlum served as our Executive Vice President and Chief Financial Officer. Mr. Ludlum previously served as the Chief Financial Officer of Energy and Power Solutions, Inc., an energy intelligence company, from April 2008 to March 2012. Mr. Ludlum also served as the Financial Compliance Officer from April 2006 to March 2008 and the Chief Financial Officer from April 2005 to April 2006 of Applied Medical Resources Corporation, a medical device company. Mr. Ludlum also served as Group Controller for IsoTis S.A., a biomedical company, from October 2003 to April 2005. IsoTis S.A. acquired GenSci Regeneration Sciences Inc., an orthobiologics company, in October 2003 where Mr. Ludlum served as Vice President and Chief Financial Officer from December 1999 to October 2003. Prior to his position at GenSci, Mr. Ludlum had served as the Vice President Finance and Chief Financial Officer from November 1996 to December 1999 of Pacific Biometrics, Inc., a diagnostic products and reference laboratory company. Earlier in his career, Mr. Ludlum had worked for Derlan Industries, Ltd., a diversified manufacturing company, as Corporate Controller and Treasurer and in various positions at Mobil Oil Corporation, an international oil and gas company, and for subsidiaries of Bechtel Corporation, an engineering, procurement, construction, and project management services provider, and PacifiCorp, a diversified utility holding company. He received a B.S. in Business and Economics with a major in accounting from Lehigh University in 1977 and a Masters in Business Administration with a concentration in Finance from California State University, Fullerton in 1991.

        On September 23, 2011, Mr. Ludlum was serving as the Chief Financial Officer of Energy and Power Solutions, Inc., or EPS, when EPS filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing was made in part to effect a sale of EPS' primary assets pursuant to Section 363 of the U.S. Bankruptcy Code, and the EPS bankruptcy case has been dismissed.

        Lan T. Tran, M.P.H. has served as our Chief Administrative Officer since May 2011 and as Co-President since January 2016. From May 2011 to December 2016, Ms. Tran served as our Corporate Secretary. Ms. Tran also served as the Co-Chief Operating Officer and Corporate Secretary of Emmaus Medical from April 2010 to May 2011, and as the Chief Compliance Officer of Emmaus Medical from May 2008 to May 2011. Prior to joining Emmaus Medical, Ms. Tran was with LA BioMed, a non-profit medical research and education company, from September 1999 to April 2008 and held positions of increasing responsibility including Grants and Contracts Trainee from September 1999 to March 2000, Grants and Contracts Officer from April 2000 to August 2004, Associate Director, Pre-Clinical/Clinical Trials Unit from September 2004 to June 2005, Director, Pre- Clinical/Clinical Trials Unit from July 2005 to June 2007, and Assistant Vice President, Research Administration from June 2007 to April 2008. In her position as Director, Pre-Clinical/Clinical Trials Unit and Assistant Vice President, Research Administration, Ms. Tran was part of the executive management team of LA BioMed and was responsible for all administrative aspects of research in her assigned area at LA BioMed, which had a research budget of $61,000,000 in 2008. Ms. Tran holds a B.S. in Psychobiology from UCLA, which was awarded in 1999, and a Masters of Public Health from UCLA which was awarded in 2002.

        Yasushi Nagasaki, C.P.A. has served as our Senior Vice President, Finance since April, 2012. From May 2011 to April 2012, Mr. Nagasaki served as our Chief Financial Officer. From September 2005 until joining us, Mr. Nagasaki was the Chief Financial Officer of Hexadyne Corporation, an aerospace and defense supplier. Mr. Nagasaki also served on the Board of Directors at Hexadyne Corporation from September 2005 to April 2011. From May 2003 to August 2005, Mr. Nagasaki was the Controller at Upsilon Intertech Corporation, an international distributor of defense and aerospace parts and sub systems. Mr. Nagasaki is a Certified Public Accountant and received a B.A. in Commerce from Waseda

University and a M.A. in International Policy Studies from the Monterey Institute of International Studies, a graduate school of Middlebury College.

        Charles Stark, Pharm.D. has served as our Senior Vice President of Research and Development of the company since November 2013. Dr. Stark previously served as Director of Clinical Development at Bavarian Nordic, Inc., an immunotherapeutic company, from March 2013 to November 2013. Dr. Stark had also served as Associate Director of Medical Affairs from July 2010 to March 2013 for the Dendreon Corporation, an immunotherapeutic company, and prior to his position at Dendreon, he was the Director, Medical Science Liaisons (cardiovascular, metabolic and oncology) from July 1999 to July 2010 at Pfizer, Inc., a pharmaceutical company. Dr. Stark served as the Director of Investigational Drug Services and Clinical Research at LA BioMed at Harbor-UCLA Medical Center from 1989 to 2003 and at the Health Research Association at Los Angeles County USC Medical Center from 1995 to 1999. Dr. Stark has also served as a faculty member at the University of Southern California School of Pharmacy since 1997. Dr. Stark received his Pharm.D. from the University of Southern California in 1982 and completed his residency at the Veteran's Affairs Medical Center in West Los Angeles in 1983.

Family Relationships

        There are no family relationships among any of the officers and directors.

Board of Directors and Committees and Director Independence

        Our board of directors currently consists of five members. Our board of directors has determined that each of Ian Zwicker, Masaharu Osato and Jon Kuwahara is an "independent" director as defined by The NASDAQ Marketplace Rules currently in effect and all applicable rules and regulations of the SEC. All members of the Audit and Compensation, Nominating and Corporate Governance Committees satisfy the "independence" standards of The NASDAQ Marketplace Rules applicable to members of such committees. The board of directors made this affirmative determination regarding these directors' independence based on discussions with the directors and on its review of the directors' responses to a standard questionnaire regarding employment and compensation history, affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationship and any transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates.

Audit Committee

        Our Audit Committee consists of Mr. Kuwahara, Mr. Zwicker and Dr. Osato, each of whom is an independent director as defined by The NASDAQ Marketplace Rules. Mr. Kuwahara serves as Chairman of the Audit Committee and qualifies as an "audit committee financial expert" as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee's responsibilities include:

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Our common stock is currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, our directors and officers and holders of 10% or more of our common stock are currently required to file statements of beneficial ownership with respect to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2016 the directors, officers and owners of more than 10% of our common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act except that Dr. Niihara failed to timely file two Forms 4 to report his exercise of warrants and conversion of a promissory note, due to an administrative error.

Code of Business Conduct and Ethics

        Our board of directors has approved a Code of Conduct and Ethics, which we refer to as the Code of Ethics, which applies to all of our directors, officers and employees. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics is available on our website at www.emmausmedical.com. Requests for copies of the Code of Ethics should be sent in writing to Emmaus Medical, Inc., Attention: Secretary, 21250 Hawthorne Boulevard, Suite 800, Torrance, California 90503.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth information concerning the compensation earned by our Chief Executive Officer, Chief Financial Officer and our next three most highly compensated executive officers for the two fiscal years ended December 31, 2016 and 2015:

Name and Position	Year	Salary	Bonus	Option Awards	Total
Yutaka Niihara, M.D., MPH	2016	$250,000	$—	$4,072,562	$4,322,562
Chairman and Chief Executive Officer(1)	2015	250,000	—	—	250,000
Willis C. Lee	2016	180,000	20,000	892,568	1,092,568
Vice-Chairman, Chief Operating Officer	2015	180,000	—	—	180,000
and Chief Financial Officer
Peter B. Ludlum	2016	180,000	—	892,568	1,072,568
Co-President and Chief Business Officer(2)	2015	180,000	—	—	180,000
Lan T. Tran, MPH	2016	180,000	10,000	892,568	1,082,568
Co-President, Chief Administrative Officer	2015	166,124	—	—	166,124
and Corporate Secretary(2)
Yasushi Nagasaki	2016	180,000	10,000	892,568	1,082,568
Senior Vice President, Finance	2015	180,000	—	—	180,000

(1)
Dr. Niihara was elevated to the title of Chairman on May 1, 2015. From May 1, 2015 until December 16, 2015, Dr. Niihara served as our Chief Scientific Officer rather than our Chief Executive Officer.

(2)
From May 1, 2015 until December 16, 2015, Mr. Ludlum and Ms. Tran served as an executive committee that served the role of our principal executive officer.

        Total compensation for Dr. Niihara, Mr. Lee and Ms. Tran for the years ended December 31, 2016 and 2015 did not include an amount for the annual performance bonus pursuant to their respective employment agreements. We did not grant performance-based cash bonuses in 2016 and 2015 in part because of management's emphasis on preserving available capital to fund operating expenses. Additionally, specific performance criteria were not established for our executive officers for 2016 or 2015. Each of our executive officers waived any right under their respective employment agreement to an annual performance bonus for 2016 and 2015 and we did not incur any liability as a result of not granting such performance-based cash bonuses.

        In October 2016, the Compensation, Nominating and Corporate Governance Committee approved discretionary bonuses for each of Mr. Lee, Mr. Nagasaki and Ms. Tran as shown in the table above under the heading "Bonus."

        On May 10, 2016, the board of directors of the Company authorized and approved option grants to the named executive officers in the amounts set forth below, with a term of 10 years and an exercise price of $5.00 per share, the fair market value of a share of Common Stock as of the grant date, as determined by the board of directors.

Name	Title	Number of Options
Yutaka Niihara, M.D., MPH	Chairman and Chief Executive Officer	300,000
Willis C. Lee	Vice-Chairman, Chief Operating Officer and Chief Financial Officer	300,000
Peter B. Ludlum	Co-President and Chief Business Officer	300,000
Yasushi Nagasaki	Senior Vice President, Finance	300,000
Lan T. Tran, MPH	Co-President, Chief Administrative Officer and Corporate Secretary	300,000

        The options granted to each named executive officer will vest as follows: one-third (1/3) will vest on the first anniversary of the grant date, and the remaining two-thirds (2/3) will vest in twenty-four approximately equal monthly installments over a period of two years thereafter.

        On May 10, 2016, the board of directors of the Company authorized and approved the grant to Dr. Niihara of a warrant with a term of five years to purchase 1,300,000 shares of our common stock at an exercise price of $5.00 per share, the fair market value of a share of our common stock as of the grant date, as determined by the board of directors. Dr. Niihara may purchase one-half of the shares underlying his respective warrant from January 1, 2018 to May 9, 2021 and the other half of the shares underlying his warrant from January 1, 2019 to May 9, 2021.

Outstanding Equity Awards at 2016 Fiscal Year End

        The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of the 2016 fiscal year.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price	Option Expiration Date
Yutaka Niihara, M.D., MPH	250,000	—		$3.60	4/1/2022
	500,000	—		$3.60	2/28/2023
	—	300,000	(1)	$5.00	5/10/2026
Willis C. Lee	250,000	—		$3.60	4/1/2022
	500,000	—		$3.60	2/28/2023
	—	300,000	(1)	$5.00	5/10/2026
Peter B. Ludlum	500,000	—		$3.60	2/28/2023
	—	300,000	(1)	$5.00	5/10/2026
Lan T. Tran, MPH	250,000	—		$3.60	4/1/2022
	500,000	—		$3.60	2/28/2023
	—	300,000	(1)	$5.00	5/10/2026
Yasushi Nagasaki	250,000	—		$3.60	4/1/2022
	500,000	—		$3.60	2/28/2023
	—	300,000	(1)	$5.00	5/10/2026

(1)
One-third (1/3) of the options vested on May 10, 2017, the first anniversary of the grant date. The remaining two-thirds (2/3) vest in approximately equal monthly installments over a period of two years thereafter.

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

        Base Salary, Bonus and Other Compensation.    Dr. Niihara's, Mr. Lee's, and Ms. Tran's base salaries are $250,000, $180,000, and $180,000 per year, respectively, which will be reviewed at least annually. In addition to the base salary, each officer may be entitled to receive an annual performance bonus based on the officer's performance for the previous year. The Employment Agreements each provide that the respective officer's performance for the previous year will be measured against a set of targets and goals as mutually established by us and the officer. To date, our board of directors and the Compensation, Nominating and Corporate Governance Committee have evaluated an officer's performance on an overall basis related to the Company's progress on major milestones, without reliance on specific position by position pre-established targets and goals. The officers are also eligible to receive paid vacation, and participate in health and other benefit plans and will be reimbursed for reasonable and necessary business expenses.

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

        Severance Compensation.    If Dr. Niihara's, Mr. Lee's, or Ms. Tran's employment is terminated for any reason during the term of his or her respective employment agreement, other than for cause or without good reason, he or she will be entitled to receive his or her base salary prorated through the termination date, any expense reimbursement due and owing for reasonable and necessary business expenses, and unpaid vacation benefits (the "Voluntary Termination Benefits"). If Dr. Niihara's, Mr. Lee's, or Ms. Tran's employment is terminated due to death or disability of such officer during the term of his or her respective employment agreement, then such officer will also receive an amount equal to his or her target annual performance bonus, and for a termination due to disability only, six additional months of his or her base salary to be paid out over a six-month period and payment of COBRA benefits of up to six months following the termination. If Dr. Niihara's employment is terminated without cause or Dr. Niihara resigns with good reason (not within two years following a change in control), he will receive the Voluntary Termination Benefits and, provided he signs a Release, a severance package equal to one year of his base salary to be paid out over a 12-month period, a pro rata amount of the annual performance bonus for the calendar year in which the termination date occurs based on the achievement of any applicable performance terms or goals for the year, and payment of COBRA benefits of up to 12 months following the termination. If the employment of any of Mr. Lee, or Ms. Tran is terminated without cause or any of them resigns with good reason (not within two years following a change in control) during the term of his or her respective employment agreement, he or she will receive the Voluntary Termination Benefits and, provided he or she signs a Release, a severance package equal to six months of his or her base salary to be paid out over a six-month period, an amount equal to half of the targeted annual performance bonus, and payment of COBRA benefits of up to six months following the termination.

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

        The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2016 by the non-employee members of our board of directors. Compensation earned by our current employee directors, Yutaka Niihara, M.D., MPH and Willis C. Lee, who do not receive compensation for their services as a director, is reported above under the heading "Summary Compensation Table."

Name	Fees Earned or Paid in Cash	Option Awards	Total
Ian Zwicker	13,700	574,659	588,359
Jon Kuwahara	13,300	574,659	587,959
Masaharu Osato, M.D.	12,900	574,659	587,559

Total	$39,900	$1,723,977	$1,763,877

        As of December 31, 2016, our former non-employee directors had option awards outstanding pursuant to the 2011 Stock Incentive Plan to purchase the following number of shares of our common stock in the table directly below:

Name	Number of Securities Underlying Unexercised Options ($) Exercisable (Vested)		Number of Securities Underlying Unexercised Options ($) Unexercisable (Unvested)		Option Exercise Price	Option Expiration Date
Maurice J. DeWald(1)	12,000		—		$3.60	12/19/2021
	75,000		—		$3.60	4/2/2022
	250,000		—		$3.60	2/28/2023
	10,000		—		$0.00	2/28/2023
	34,667	(a)	17,333		$3.60	2/26/2024
Jon Kuwahara	—		100,000	(b)	$4.70	1/14/2026
	—		100,000	(c)	$5.00	5/10/2026
Masaharu Osato	—		100,000	(b)	$4.70	1/14/2026
	—		100,000	(c)	$5.00	5/10/2026
Ian Zwicker	—		100,000	(b)	$4.70	1/14/2026
	—		100,000	(c)	$5.00	5/10/2026

(a)
Options vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years with the first one-third (1/3) vesting on February 26, 2015.

(b)
Options vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years with the first one-third (1/3) vesting on January 14, 2017.

(c)
Options vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years with the first one-third (1/3) vesting on May 10, 2017.

(1)
Mr. DeWald resigned from the board of directors on May 8, 2014.

        On January 14, 2016, the board of directors authorized and approved the option grants to new non-employee directors upon joining the Company contemplated by our director compensation program, which options have a term of 10 years and an exercise price of $4.70 per share, the fair market value of a share of common stock as of the grant date as determined by the board of directors.

        On May 10, 2016, the board of directors authorized and approved the annual option grants to non-employee directors contemplated by our director compensation program, which options have a term of 10 years and an exercise price of $5.00 per share, the fair market value of a share of common stock as of the grant date as determined by the board of directors.

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

Purpose

        The purpose of the Plan is to attract, retain and motivate select employees, consultants and directors for us and our affiliates and to provide incentives and rewards for superior performance. As of December 31, 2016, there were approximately 28 Eligible Persons who were our directors or employees of one of our subsidiaries.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and convertible notes held by that person that are currently exercisable or become exercisable within 60 days of March 20, 2017 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

        The following table sets forth certain information as of March 20, 2017 with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock owned by:

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

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership of Shares of Common Stock		Percent of Class(1)
Directors and Executive Officers
Yutaka Niihara, M.D., MPH	Chairman and Chief Executive Officer	11,914,198	(2)	32.3%
Willis C. Lee	Vice-Chairman, Chief Operating Officer and Chief Financial Officer	1,099,057	(3)	3.1%
Yasushi Nagasaki	Senior Vice President, Finance	929,900	(4)	2.6%
Lan T. Tran, MPH	Co-President, Chief Administrative Officer and Corporate Secretary	875,294	(5)	2.5%
Peter B. Ludlum	Co-President and Chief Business Officer	603,000	(6)	1.7%
Masaharu Osato, M.D.	Director	560,282	(7)	1.6%
Ian Zwicker.	Director	66,666		*
Jon Kuwahara	Director	66,666		*
Officers and Directors as a Group (total of 8 persons)		16,115,063	(8)	39.9%
5% or More Owners
KPM Tech Co., Ltd. & Hanil Vacuum Co., Ltd.(11)		4,444,445		12.8%
Daniel R. and Yuka I. Kimbell		2,434,028	(9)	7.0%
Sarissa Capital Management LP		1,997,657	(10)	5.6%

*
Less than 1%.

(1)
Based on 34,714,219 shares of common stock issued and outstanding as of March 20, 2017.

(2)
Includes 9,593,260 shares that are held jointly by Yutaka Niihara and his wife Soomi Niihara. Also includes 44,229 shares of common stock for which Dr. Niihara is custodian. Dr. Niihara may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities. Also includes 55,556 shares owned by Hope Hospice. Dr. Niihara is the Chief Executive Officer of Hope Hospice and has voting and investment power over such shares. Also includes 850,000 shares underlying stock options, 1,300,000 shares underlying warrants to purchase shares of common stock and 51,153 shares of common stock underlying outstanding convertible notes, in each case exercisable or convertible within 60 days after March 20, 2017.

(3)
Includes 850,000 shares underlying options to purchase shares of common stock exercisable within 60 days after March 20, 2017.

(4)
Includes 79,900 shares of common stock underlying outstanding convertible notes convertible within 60 days after March 20, 2017, and 850,000 shares underlying options to purchase shares of common stock exercisable within 60 days after March 20, 2017.

(5)
Includes 850,000 shares underlying options to purchase shares of common stock exercisable within 60 days after March 20, 2017.

(6)
Includes 600,000 shares underlying options to purchase shares of common stock exercisable within 60 days after March 20, 2017.

(7)
Includes 491,506 shares that are held by Osato Medical Clinic and its pension plan of which Dr. Osato is the sole owner and trustee. As such, Dr. Osato may be deemed to beneficially own such shares.

(8)
Includes options to purchase 4,199,998 shares of common stock, warrants to purchase 1,300,000 shares of common stock and 131,053 shares of common stock underlying outstanding convertible notes, in each case exercisable or convertible within 60 days after March 20, 2017.

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

(11)
Of the shares shown, 3,777,778 are owned of record by KPM Tech Co. Ltd. ("KPM") and 666,667 are owned of record by Hanil Vacuum Co., Ltd. ("Hanil"). KPM and Hanil may be deemed to be a member of a "group" with respect to the company or the shares shown for the purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, and, as such, each may be deemed to own beneficially the shares shown. COS Investment, a company organized under the laws of the Republic of Korea, is the controlling shareholder of KPM and Hanil and, as such, also may be deemed to own beneficially the shares shown. The address of KPM is Dan-Won-Gu San-Dan-Ro, 163 Beon-Gil 122, An-San-Shi, Gyeong-Gi-Do, South Korea. The business address of Hanil is Nam-Dong-Gu Nam-Dong-Dong-Ro 183 Beon-Gil 30, Incheon, South Korea.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2016 regarding compensation plans, including any individual compensation arrangements, under which equity securities of the Company are authorized for issuance. Please see Part III. Item 11 "2011 Stock Incentive Plan" for a description of the terms of the 2011 Stock Incentive Plan as amended.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by securityholders	6,955,200	$4.10	2,044,800

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Emmaus Medical, Inc.

        Emmaus Life Sciences, Inc., Emmaus Medical, Newfield Nutrition, EM Japan, ELSK and EM Europe, which are either our directly or indirectly wholly-owned subsidiaries, each have interlocking executive and director positions with us and with each other. Dr. Niihara and Mr. Lee are directors of Newfield Nutrition. Dr. Niihara is a director of EM Japan. Dr. Niihara and Mr. Lee are directors of ELSK. Dr. Niihara and Ms. Tran are directors of EM Europe. The officers of Emmaus Life Sciences are also the officers of Emmaus Medical and Newfield Nutrition and hold the same officer positions in Emmaus Medical and Newfield Nutrition as they do in Emmaus Life Sciences.

Loans by Related Persons

        The following table sets forth information relating to our loans from related persons outstanding as of the date hereof or at any time during the year ended December 31, 2016.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2016	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at December 31, 2016
Notes payable to related parties—current:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$20,000	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	20,000	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	10,000	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	5,000	—	—
	Hope Hospice(1)	10%	1/7/2015	Due on demand	100,000	100,000	—	—	—	—
	Lan T. Tran(2)	10%	2/9/2015	Due on demand	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	2/20/2015	Due on demand	10,000	10,000	—	—	—	—
	Yutaka Niihara(2)(3)	10%	5/21/2015	Due on demand	94,340	826,105	731,765	47,822	—	—
	Masaharu & Emiko Osato(3)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—
	Lan T. Tran(2)	11%	2/10/2016	Due on demand	130,510	130,510	—	—	—	—
	Hideki & Eiko Uehara(4)	11%	2/15/2016	Due on demand	—	133,333	133,333	12,226	$3.50	—
	Masaharu & Emiko Osato(3)	11%	2/25/2016	Due on demand	400,000	400,000	—	—	—	—
	Hope Hospice(1)	10%	4/4/2016	Due on demand	50,000	50,000	—	—	—	—
	Willis C. Lee(2)(3)	10%	4/8/2016	Due on demand	—	79,700	79,700	1,288	—	—
	Lan T. Tran(2)	10%	4/29/2016	Due on demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	5/5/2016	Due on demand	10,000	10,000	—	—	—	—
	Hope Hospice(1)	10%	6/3/2016	Due on demand	250,000	250,000	—	—	—	—

	Sub total				$1,924,850	$2,869,648	$944,798	$116,336	$—	—
Convertible notes payable to related parties—current:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$254,000	$388,800	$134,800	$27,824	$3.30	94,532
	Charles & Kimxa Stark(2)	10%	10/1/2015	2 years	20,000	20,000	—	—	$4.50	5,002
	Yutaka & Soomi Niihara(2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	$4.50	49,461

	Sub total				$474,000	$608,800	$134,800	$27,824	—	148,995

	Total				$2,398,850	$3,478,448	$1,079,598	$144,160	—	148,995

(1)
Dr. Niihara is the Chief Executive Officer of Hope Hospice.

(2)
Officer.

(3)
Director.

(4)
Family of officer or director.

        The above loans were made to provide us with needed working capital.

Guarantees by Officers

        On December 9, 2015, we issued a convertible promissory note payable to Dr. Takemoto for $82,305. Dr. Niihara provided a personal guarantee of the promissory note.

        On December 9, 2015, we issued a convertible promissory note payable to Ms. Matsuo for $57,613. Dr. Niihara provided a personal guarantee of the promissory note.

        On December 9, 2015, we issued a convertible promissory note payable to Ms. Takemoto for $41,152. Dr. Niihara provided a personal guarantee of the promissory note.

        On December 30, 2015, we issued a promissory note payable to Dr. Osato & Mrs. Osato for $300,000. Dr. Niihara provided a personal guarantee of the promissory note.

        On February 25, 2016, we issued a promissory note payable to Dr. Osato & Mrs. Osato for $400,000. Dr. Niihara provided a personal guarantee of the promissory note.

        On August 23, 2016, we issued a promissory note payable to the Shitabata Family Trust for $500,000. Dr. Niihara provided a personal guarantee of the promissory note.

        On October 10, 2016, we refinanced a promissory note payable to the Shitabata Family Trust for $3,579,447. Dr. Niihara provided a personal guarantee of the promissory note.

Policy for Approval of Related Party Transactions

        All related party transactions during the year ended December 31, 2016 have been reviewed and approved by the independent directors of our board of directors. On May 9, 2013, our board of directors approved a written policy, or the Policy, for the review, approval and ratification of related-party transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. It is the responsibility of the board to administer the Policy. From time to time, however, the board may delegate responsibility for administration of the Policy to the Compensation, Nominating and Corporate Governance Committee of the board. Whichever body is responsible for administering the Policy at any given time or in regard to a particular related-party transaction is referred to as the "Reviewing Body."

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        SingerLewak LLP ("SingerLewak") was engaged by the Company to serve as its independent registered public accounting firm on January 14, 2016. Prior to such engagement, KPMG LLP ("KPMG") was serving as the Company's independent registered public accounting firm. The following table presents fees, including reimbursements for expenses, for professional services rendered by SingerLewak and KPMG for the years ended December 31, 2016 and 2015:

	Year ended December 31, 2016	Year ended December 31, 2015
	SingerLewak	SingerLewak	KPMG
Audit Fees (including fees for interim reviews)	$180,014	$218,587	$121,850
Audit-Related Fees	—	—	10,000
Total	$180,014	$218,587	$131,850

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

        On January 14, 2016, the Company engaged SingerLewak as the Company's independent registered public accounting firm. The engagement was approved by the Audit Committee on January 14, 2016. Prior to January 14, 2016, neither the Company nor anyone acting on its behalf consulted with SingerLewak regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company; or (ii) any matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a "reportable event" as described in Item 304(a)(1)(v) of Regulation S-K.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report.

2.
Financial Statement Schedule: See Notes to Consolidated Financial Statements starting on page F-8 of this Annual Report.

3.
Exhibits: The exhibits listed in the following "Exhibit Index" are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit No.		Exhibit Description
2.1		Merger Agreement dated as of April 21, 2011 by and among the registrant, AFH Merger Sub, Inc., AFH Holding and Advisory, LLC, and Emmaus Medical, Inc. (incorporated by reference from Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011).

3.1		Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on February 1, 2008).

3.2		Bylaws (incorporated by reference from Exhibit 3.2 to the registrant's Form 10-SB filed with the Securities and Exchange Commission on February 1, 2008).

3.2(a	)	Amendment No. 1 to the Company's Bylaws (incorporated by reference from Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2013).

3.3		Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May 3, 2011 (incorporated by reference from Exhibit 3.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

3.4		Certificate of Ownership and Merger effecting the name change to Emmaus Life Sciences, Inc. filed with the Delaware Secretary of State on September 14, 2011 (incorporated by reference from Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2011).

4.1		Specimen Certificate of Common Stock (incorporated by reference from Exhibit 4.6 to the registrant's Annual Report filed with the Securities and Exchange Commission on May 8, 2014).

4.2		Convertible Promissory Note (Cash Interest) dated November 23, 2010 (incorporated by reference from Exhibit 4.5 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

4.3		Convertible Promissory Note (Cash Interest) dated March 14, 2011 (incorporated by reference from Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

4.4		Convertible Promissory Note, dated June 29, 2012, issued by the registrant to Yasushi Nagasaki (incorporated by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012).

4.5		Convertible Promissory Note dated January 12, 2014 issued by the registrant to Shigeru Matsuda (incorporated by reference from Exhibit 4.47 to the registrant's Annual Report filed with the Securities and Exchange Commission on May 8, 2014).

4.6		Form of Warrant issued by the registrant to Dr. Paul Terasaki (incorporated by reference to Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013).

4.7		Form of Warrant issued by the registrant to Dr. Paul Terasaki (incorporated by reference from Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

Exhibit No.	Exhibit Description
4.8	Form of Warrant issued by the registrant on June 10, 2014 to holders of warrants issued by the registrant in its September 11, 2013 private placement who exercised such warrants (incorporated by reference from Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014).

4.9	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2015).

4.10	Convertible Promissory Note, dated March 2, 2015, issued by the registrant to J.R. Downey (incorporated by reference from Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2015).

4.11	Convertible Promissory Note, dated March 5, 2015, issued by the registrant to Dr. Paul Terasaki (incorporated by reference from Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2015).

4.12	Convertible Promissory Note, dated March 20, 2015, issued by the registrant to Yukio Hatoyama (incorporated by reference from Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2015).

4.13	Form of Warrant issued by the registrant to the persons indicated in Schedule A attached to the Form of Warrant (incorporated by reference from Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2015).

4.14	Convertible Promissory Note, dated April 2, 2015, issued by the registrant to Yu Mei Lun Susan (incorporated by reference from Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2016).

4.15	Convertible Promissory Note, dated April 3, 2015, issued by the registrant to Yoshiko & Yuki Takemoto (incorporated by reference from Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2016).

4.16	Form of Convertible Promissory Note issued by the registrant to Alvin Yong, Eastwind, Ltd., and Alfred and Janet Lui Family Trust (incorporated by reference from Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2016).

4.17	Form of Convertible Promissory Note issued by the registrant to IBC Solutions Ltd. and Dr. Yutaka Niihara (incorporated by reference from Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2016).

4.18	Convertible Promissory Note, dated July 18, 2015, issued by the registrant to The Takemoto Family (incorporated by reference from Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2016).

Exhibit No.		Exhibit Description
4.19		Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A (incorporated by reference from Exhibit 4.45 to the registrant's Annual Report filed with the Securities and Exchange Commission on May 20, 2016).

4.20		Convertible Promissory Note dated February 21, 2016 issued by the registrant to Sun Moo & Hyon Sil Lee (incorporated by reference from Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 6, 2016).

4.21		Convertible Promissory Note dated March 2, 2016 issued by the registrant to J. R. Downey (incorporated by reference from Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 6, 2016).

4.22		Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 6, 2016).

4.23		Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2016).

4.24		Form of Warrant issued by the registrant to Agility Capital II, LLC (incorporated by reference from Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2016).

4.25		Form of Warrant issued by the registrant to Paul and Hisako Terasaki Trust (incorporated by reference from Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2016).

4.26		Convertible Promissory Note dated August 23, 2016 issued by the registrant to The Shitabata Family Trust (incorporated by reference from Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).

4.27		Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).

4.28		Form of Warrant issued by the registrant to Yutaka Niihara (incorporated by reference from Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).

4.29	*	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.

4.30	*	Convertible Promissory Note, dated October 14, 2016, issued by the registrant to The Shitabata Family Trust

4.31	*	Convertible Promissory Note, dated December 21, 2016, issued by the registrant to Alison Brown

4.32	+	Form of Warrant issued by the registrant to Yutaka Niihara, M.D., M.P.H.

Exhibit No.		Exhibit Description
10.1	+	2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(a)	+	Form of Incentive Stock Option Agreement (Time-based and Performance-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(a) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(b)	+	Form of Incentive Stock Option Agreement (Time-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(b) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(c)	+	Form of Non-Qualified Stock Option Agreement (Time-based and Performance-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(c) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(d)	+	Form of Non-Qualified Stock Option Agreement (Time-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(d) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(e)	+	Form of Restricted Stock Agreement (Time-based and Performance-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(e) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(f)	+	Form of Restricted Stock Agreement (Time-based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(f) to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(g)	+	Amended and Restated 2011 Stock Incentive Plan (incorporated by reference from Annex A to the registrant's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 21, 2013).

10.1(h)	+	Amended and Restated 2011 Stock Incentive Plan (incorporated by reference from Annex A to the registrant's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 19, 2014).

10.2		Assignment and Transfer Agreement dated as of February 1, 2011 by and among CATO Holding Company, Nutritional Restart Pharmaceutical Limited Partnership and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.8 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.3	+	Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., MPH (incorporated by reference from Exhibit 10.12 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

Exhibit No.		Exhibit Description
10.4	+	Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Willis C. Lee (incorporated by reference from Exhibit 10.13 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.5	+	Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Lan T. Tran (incorporated by reference from Exhibit 10.14 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.6	+	Form of Indemnification Agreement and List of Officers and Directors (incorporated by reference from Exhibit 10.20 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.7		Trademark Assignment dated as of February 14, 2011 by and between CATO Research Ltd. and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.23 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.8		Letter of Intent by and between Ajinomoto Company and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.24 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.9		Promissory Note dated January 17, 2012 issued by the registrant to Hope International Hospice, Inc. (incorporated by reference from Exhibit 10.13 to the registrant's Annual Report filed with the Securities and Exchange Commission on May 8, 2014)

10.10		Form of Subscription Agreement dated September 11, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013).

10.11		Form of Warrant issued to the Investors (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013).

10.12		Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2013).

10.13		Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012).

10.14		Form of Promissory Note issued by the registrant to Hope International Hospice, Inc. in the amounts indicated in Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013).

10.15		Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2015).

10.16		Promissory Note issued by the registrant to Masaharu & Emiko Osato (incorporated by reference to Exhibit 10.30 to the registrant's Annual Report filed with the Securities and Exchange Commission on May 20, 2016).

Exhibit No.		Exhibit Description

10.17		Promissory Note issued by the registrant to Masaharu & Emiko Osato (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 6, 2016).

10.18		Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 6, 2016).

10.19		Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2016).

10.20		Registration Rights Agreement dated as of May 3, 2011 by and among the registrant and the individuals listed on Schedule A thereto (incorporated by reference from Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.21(a	)	Office Lease, dated October 20, 2014, by and between Emmaus Life Sciences, Inc. and Bixby Torrance LLC (incorporated by reference from Exhibit 10.23(f) to the registrant's Annual Report filed with the Securities and Exchange Commission on March 31, 2015).

10.21(b)	*	Office Lease extension, dated January 15, 2016, by and between Emmaus Medical, Inc. and 3830 Del Amo Blvd, LLC.

10.21(c)	*	Office Lease, dated December 12, 2016, by and between Emmaus Medical, Inc. and 2720 Monterey Street, LLC

10.22		Federal Supply Schedule Contract Award dated December 8, 2010 by and between the United States Department of Veterans Affairs and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.5 to the registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.23		Termination Agreement, dated December 29, 2015, between CellSeed Inc. and Emmaus Medial, Inc. (incorporated by reference from Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016).

10.24		Letter agreement among the registrant and KPM Tech Co., and Hanil Vacuum Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).

10.25		Letter of intent dated January 16, 2017 between the registrant and Generex Biotechnology Corporation. (incorporated by reference from Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2017).

21.1		List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the registrant's Annual Report filed with the Securities and Exchange Commission on May 8, 2014).

31.1	**	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Exhibit Description
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

+
Designates management contract or compensatory plan or arrangement.

*
Filed herewith.

**
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California, on March 31, 2017.

Emmaus Life Sciences, Inc.
By:	/s/ YUTAKA NIIHARA
	Name:	Yutaka Niihara, M.D., M.P.H.
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ YUTAKA NIIHARA Yutaka Niihara, M.D., M.P.H.	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 31, 2017
/s/ WILLIS C. LEE Willis C. Lee	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2017
/s/ JON KUWAHARA Jon Kuwahara	Director	March 31, 2017
/s/ IAN ZWICKER Ian Zwicker	Director	March 31, 2017
/s/ MASAHARU OSATO Masaharu Osato, M.D.	Director	March 31, 2017

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Emmaus Life Sciences, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Emmaus Life Sciences, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ SingerLewak LLP
Los Angeles, California
March 31, 2017

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2016	December 31, 2015
		(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,317,340	$472,341
Accounts receivable	14,221	101,639
Inventories, net	166,209	219,163
Investment in available-for-sale securities	10,917,301	—
Marketable securities, pledged to creditor	179,765	219,015
Prepaid expenses and other current assets	129,204	131,113

Total current assets	12,724,040	1,143,271

PROPERTY AND EQUIPMENT, net	53,730	58,227

OTHER ASSETS
Deposits	214,808	275,500

Total other assets	214,808	275,500

Total Assets	$12,992,578	$1,476,998

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,201,154	$4,580,494
Other current liability	—	88,331
Notes payable, net	4,094,429	4,656,749
Notes payable to related parties, net	1,924,850	2,766,304
Convertible notes payable, net	9,205,007	6,000,347
Convertible notes payable to related parties, net	474,000	298,000

Total current liabilities	18,899,440	18,390,225

LONG-TERM LIABILITIES
Deferred rent	57,081	59,886
Warrant derivative liabilities	10,600,000	7,863,000
Convertible notes payable, net	997,957	4,206,873
Convertible notes payable to related parties, net	—	320,000

Total long-term liabilities	11,655,038	12,449,759

Total Liabilities	30,554,478	30,839,984

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock—par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock—par value $0.001 per share, 100,000,000 shares authorized, 34,701,219 and 28,163,478 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	34,701	28,163
Additional paid-in capital	92,614,801	56,508,984
Accumulated other comprehensive loss	(3,450,746)	(318,324)
Accumulated deficit	(106,760,656)	(85,581,809)

Total Stockholders' Deficit	(17,561,900)	(29,362,986)

Total Liabilities & Stockholders' Deficit	$12,992,578	$1,476,998

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015
		(Note 1)
REVENUES, Net	$461,591	$590,114
COST OF GOODS SOLD	221,250	286,687

GROSS PROFIT	240,341	303,427

OPERATING EXPENSES
Research and development	1,987,966	1,579,112
Selling	438,242	428,643
General and administrative	9,342,635	10,219,683
Impairment of intangible assets	—	678,571

	11,768,843	12,906,009

LOSS FROM OPERATIONS	(11,528,502)	(12,602,582)

OTHER INCOME (EXPENSE)
Realized loss on securities available-for-sale	—	(48,709)
Gain on debt extinguishment	1,019	—
Loss on debt settlement	(266,736)	—
Gain on derecognition of accounts payable and settlement of litigation	—	418,366
Change in fair value of liability classified warrants	—	661,000
Change in fair value of warrant derivative liabilities	(2,745,890)	1,202,000
Convertible note inducement expense	(1,444,863)	—
Interest and other income	1,538	102,676
Interest expense	(5,191,720)	(3,227,160)

	(9,646,652)	(891,827)

LOSS BEFORE INCOME TAXES	(21,175,154)	(13,494,409)
INCOME TAXES	3,693	3,564

NET LOSS	(21,178,847)	(13,497,973)
COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized holding loss on securities available-for-sale	(3,121,949)	(123,113)
Unrealized foreign currency translation effect	(10,473)	(1,196)

	(3,132,422)	(124,309)

COMPREHENSIVE LOSS	$(24,311,269)	$(13,622,282)

NET LOSS PER COMMON SHARE	$(0.70)	$(0.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,194,085	28,958,580

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM DECEMBER 31, 2014 TO DECEMBER 31, 2015

	Common stock—par value $0.001 per share, 100,000,000 shares authorized
				Accumulated Other Comprehensive Loss
	Shares	Common Stock	Additional Paid-in Capital		Accumulated Deficit	Total
Balance, December 31, 2014	30,511,573	$30,512	$51,068,677	$(194,015)	$(72,083,836)	$(21,178,662)
Warrants issued in conjunction with convertible note	—	—	220,071	—	—	220,071
Beneficial conversion feature related to convertible and promissory notes payable	—	—	1,388,201	—	—	1,388,201
Proceeds from exercise of warrants	148,256	148	102,737	—	—	102,885
Share-based compensation	—	—	3,708,801	—	—	3,708,801
Conversion of notes payable to common stock	5,898	5	17,995	—	—	18,000
Exercise of common stock options (cashless)	2,000	2	(2)	—	—	—
Stock cancelled	(2,504,249)	(2,504)	2,504	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	(123,113)	—	(123,113)
Foreign currency translation effect	—	—	—	(1,196)	—	(1,196)
Net loss	—	—	—	—	(13,497,973)	(13,497,973)

Balance, December 31, 2015	28,163,478	$28,163	$56,508,984	$(318,324)	$(85,581,809)	$(29,362,986)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Continued)

FOR THE PERIOD FROM DECEMBER 31, 2015 TO DECEMBER 31, 2016

	Common stock—par value $0.001 per share, 100,000,000 shares authorized
				Accumulated Other Comprehensive Loss
	Shares	Common Stock	Additional Paid-in Capital		Accumulated Deficit	Total
Balance, December 31, 2015	28,163,478	$28,163	$56,508,984	$(318,324)	$(85,581,809)	$(29,362,986)
Warrants issued in conjunction with convertible note	—	—	644,550	—	—	644,550
Beneficial conversion feature related to convertible and promissory notes payable	—	—	3,463,281	—	—	3,463,281
Stock issued for cash	5,124,702	5,125	22,336,031	—	—	22,341,156
Share-based compensation	—	—	3,328,400	—	—	3,328,400
Conversion of notes payable to common stock	1,397,173	1,397	4,888,708	—	—	4,890,105
Convertible note inducement	—	—	1,444,863	—	—	1,444,863
Exercise of common stock options (cashless)	15,866	16	(16)	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	(3,121,949)	—	(3,121,949)
Foreign currency translation effect	—	—	—	(10,473)	—	(10,473)
Net loss	—	—	—	—	(21,178,847)	(21,178,847)

Balance, December 31, 2016	34,701,219	$34,701	$92,614,801	$(3,450,746)	$(106,760,656)	$(17,561,900)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
		(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,178,847)	$(13,497,973)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	15,198	233,179
Impairment of intangible assets	—	678,571
Interest expense accrued from discount of convertible notes	3,132,857	1,597,064
Foreign exchange adjustments on convertible notes and notes payable	57,563	474
Realized loss on marketable securities available-for-sale	—	48,709
Gain/Loss on debt extinguishment	(1,019)	—
Gain/Loss on debt settlement	266,736	—
Gain on settlement of litigation	—	(418,366)
Share-based compensation	3,328,400	3,708,801
Convertible Note Inducement Expense	1,444,863	—
Change in fair value of liability classified warrants	—	(661,000)
Change in fair value of warrant derivative liabilities	2,745,890	(1,202,000)
Net changes in operating assets and liabilities
Accounts receivable	92,590	(58,904)
Inventories	52,287	31,251
Prepaid expenses and other current assets	(3,400)	(1,559)
Deposits	61,557	30,879
Accounts payable and accrued expenses	43,672	2,407,203
Other current liability	(88,331)	88,331
Deferred rent	(2,929)	56,157

Net cash flows used in operating activities	(10,032,913)	(6,959,183)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	(14,000,000)	46,728
Purchases of property and equipment	(10,369)	(4,731)

Net cash flows from (used in) investing activities	(14,010,369)	41,997

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	2,754,700	4,235,566
Proceeds from convertible notes payable issued	4,640,904	3,024,558
Payments of notes payable	(3,639,971)	(250,000)
Payments of convertible notes payable	(1,202,852)	(279,800)
Proceeds from exercise of warrants	—	102,885
Proceeds from issuance of common stock	22,341,156	—

Net cash flows from financing activities	24,893,937	6,833,209

Effect of exchange rate changes on cash	(5,656)	—

Net increase (decrease) in cash and cash equivalents	844,999	(83,977)
Cash and cash equivalents, beginning of period	472,341	556,318

Cash and cash equivalents, end of period	$1,317,340	$472,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$683,038	$319,282

Income taxes paid	$3,693	$3,364

Conversion of notes payable to common stock	$4,600,931	$18,000

Conversion of accrued interest payable to common stock	289,175	—

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

        In December 2016, the Company formed Emmaus Life Sciences Korea Co. Ltd. ("ELSK"), a wholly owned subsidiary of Emmaus Medical. ELSK's primary focus is expanding the business of Emmaus Medical in Korea.

        Emmaus, its wholly-owned subsidiary, Emmaus Medical, and Emmaus Medical's wholly-owned subsidiaries, Newfield Nutrition Corporation ("Newfield Nutrition"), EM Japan, ELSK and EM Europe, are collectively referred to herein as the "Company."

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

        Immaterial corrections of prior year amounts—During the preparation of its consolidated financial statements for the twelve months ended December 31, 2016, the Company identified the following immaterial error in its consolidated financial statements as of and for the years ended December 31, 2015. This immaterial error has been corrected in the accompanying consolidated financial statements.

        As previously disclosed in the Company's Quarterly Report on Form 10-Q for the periods ended September 30, 2015 and June 30, 2015, on April 28, 2015, Dr. Yutaka Niihara, the Company's President, Chief Executive Officer and Chairman of the Board, filed a complaint in the Court of Chancery of the State of Delaware under Section 225 of the Delaware General Corporation Law against Tracey C. Doi, Henry A. McKinnell, Jr., Akiko M. Miyashita, Phillip M. Satow and Mayuran Sriskandarajah, each of whom was a member of the Board as of April 24, 2015 ("Incumbant Directors"), Sarissa Capital Management L.P. ("Sarissa") and T.R. Winston & Company, LLC ("TRW"), as defendants, and the Company as nominal defendant. Among other things, the lawsuit sought an order to void any actions taken by Incumbent Directors since April 24, 2015 and an order for maintaining the company status quo during pendency of the suit.

  •
  On June 10, 2015, the Delaware court issued a Status Quo Order until conclusion of the lawsuit.

  •
  On November 19, 2015, Sarissa, Niihara and Emmaus entered a three-party settlement agreement that provided Sarissa or its designee would be paid $800,000. The agreement was signed by "Yutaka Niihara, M.D., M.P.H.", and it was made in connection with an agreement entitled "Amendment No. 1 to Agreement" also executed on November 19,2015.

  •
  The Amendment No. 1 to Agreement terminated a September 11, 2013 agreement among Emmaus, Niihara, Winston and Sarissa.

  •
  On November 19, 2015, Niihara, Sarissa and Emmaus filed a joint stipulation to dismiss the lawsuit filed April 24, 2015 against Sarissa. By stipulation, the September 11,2013 agreement among Emmaus, Niihara, Winston and Sarissa was terminated.

        The November 19, 2015 settlement agreement and the amount of $800,000 was not recorded as a liability and legal settlement expense by the Company for the year ended December 31, 2015. The primary reason for this lack of accounting recognition is due to a misunderstanding by the Company of this matter at the time of filing 2015 Form 10-K that the settlement entered did not involve the Company and was of personal matter in nature for Dr. Yutaka Niihara. However, upon further examination of this matter on or about November 2016, it was then determined by management, board of directors and concurred by the Company's outside legal counsel that Dr. Yutaka Niihara was in fact acting as an agent of the Company and thus the settlement amount should have been accounted for by the Company for the year ended December 31, 2015. Accordingly, on November 17, 2016, the Board of Directors of Emmaus unanimously approved that for the legal conflict with Sarissa in 2015, Niihara was

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 1—DESCRIPTION OF BUSINESS (Continued)

acting as an agent for Emmaus and that the related, incurred settlement expenses would be paid by Emmaus.

        A reconciliation of the effects of the adjustments to the previously reported consolidated balance sheet at December 31, 2015 follows:

	As Previously Reported	Adjustment	As Revised
	As of December 31, 2015
Accounts payable and accrued expenses	3,780,494	800,000	4,580,494
Total current liabilities	17,590,225	800,000	18,390,225
Total liabilities	30,039,984	800,000	30,839,984
Accumulated deficit	(84,781,809)	(800,000)	(85,581,809)
Total stockholders' deficit	(28,562,986)	(800,000)	(29,362,986)

        A reconciliation of the effect of the adjustments to the previously reported consolidated statement of comprehensive loss for the year ended December 31, 2015 follows:

	As Previously Reported	Adjustment	As Revised
General and administrative	9,419,683	800,000	10,219,683
Loss from operations	(11,802,582)	(800,000)	(12,602,582)
Loss before income taxes	(12,694,409)	(800,000)	(13,494,409)

        A reconciliation of the effect of the adjustments to the previously reported consolidated statement of cash flows for the year ended December 31, 2015 follows:

	As Previously Reported	Adjustment	As Revised
Net loss	(12,697,973)	(800,000)	(13,497,973)
Accounts payable and accrued expenses	1,607,203	800,000	2,407,203

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

        Going concern—The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses of $21.2 million and $13.5 million for the years ended December 31, 2016 and 2015, respectively. In addition, the Company has a significant amount of notes payable and other obligations due within the next twelve months and is projecting that its operating losses and expected capital needs, including the expected costs relating to the commercialization of the Company's pharmaceutical grade L-glutamine treatment for SCD, will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet the Company's expected obligations, management intends to

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

raise additional funds through equity and debt financings and partnership agreements. However, there can be no assurance that the Company will be able to complete any additional equity or debt financings or enter into partnership agreements. Therefore, due to the uncertainty of the Company's ability to meet its current operating and capital expenses, there is substantial doubt about the Company's ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and achieving a profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        Principles of consolidation—The consolidated financial statements include the accounts of the Company (and its wholly-owned subsidiary, Emmaus Medical, and Emmaus Medical's wholly-owned subsidiaries, Newfield Nutrition, EM Japan, ELSK and EM Europe). All significant intercompany transactions have been eliminated.

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

        The warrants issued by the Company in a private placement in September 2013 and replacement warrants issued in June 2014 contain non-standard anti- dilution protection and, consequently, are being accounted for as liabilities that are remeasured to fair market value at each reporting period (Note 6). In addition, the remaining initial private placement warrants may now utilize a cashless exercise feature since the shares associated with them were not registered by the one-year anniversary of their issue. These warrants have now been reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. The initial value as well as the fair value of all such warrants were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. Actual results could differ from those estimates.

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

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        All of the raw material purchases during the year ended December 31, 2016 and 2015 was from one vendor. The below table presents inventory by category:

	December 31,
Inventory by category	2016	2015
Raw materials and components	$—	$—
Work-in-process	34,462	45,355
Finished goods	131,747	173,808

Total	$166,209	$219,163

        Prepaid expenses and other current assets—Prepaid expenses and other current assets consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Prepaid insurance	$100,060	$97,708
Other prepaid expenses and current assets	29,144	33,405

	$129,204	$131,113

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

        Advertising cost—Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2016 and 2015 were $35,622 and $62,388, respectively.

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

        Intangibles—The Company's intangible assets include license issue fees and patent costs relating to license agreements. These intangible assets are amortized over a period of 3 to 7 years, the estimated legal life of the patents and economic life of the license agreements. The intangible assets are assessed by management for potential impairment on an annual basis. During the year ended December 31, 2015, the Company recorded an impairment of $678,571, which represents the remaining carrying value of the intangible asset associated with CAOMECS license fees paid. No impairment existed as of December 31, 2016.

        Impairment of long-lived assets—The Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.

        If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset's carrying amount and its fair value, and the impairment is charged to the consolidated statement of comprehensive loss in the period in which the long-lived asset impairment is determined to have occurred.

        The Company has determined that an impairment of the carrying value of its long-lived assets existed at December 31, 2015 and no impairment existed at December 31, 2016.

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

        When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more- likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2016, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

        As of December 31, 2016, all federal tax returns since 2013 and state tax returns since 2012 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

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

        Marketable securities—The Company's marketable securities consist of three securities; (a) 39,250 shares of CellSeed, Inc. ("CellSeed") stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share, (b) 849,744 shares of KPM Tech ("KPM") which were acquired in October 2016 for 14,318,186,400 Korean Won (KRW) (equivalent to $13 million) at KRW16,850 per share price and (c) 271,950 shares of Hanil Vacuum ("Hanil") which were acquired in October 2016 for KRW1,101,397,500 (equivalent to $1 million) at KRW4,050 per share price. As of December 31, 2016 and December 31, 2015, the closing price per share for CellSeed was 536 Yen ($5.74) and 672 Yen ($5.58), respectively, and closing prices per share

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for KPM and Hanil on the KOSDAQ were KRW14,600 ($12.08) and KRW2,895 ($2.40), respectively as of December 31, 2016.

        As of December 31, 2016, 39,250 shares of CellSeed stock are pledged to secure a $300,000 convertible note issued to Mitsubishi UFJ Capital III Limited Partnership that is due on demand and are classified as current assets, as marketable securities, pledged to creditor.

        Gain on derecognition of accounts payable and settlement of litigation—The Company derecognizes accounts payable and records gain when the related contractual obligation is discharged, cancelled or expired. During the year ended December 31, 2015, the Company recorded a gain on derecognition of accounts payable and settlement of litigation of $394,446 from extinguishment of a payable to AFH Holding and Advisory, LLC in the same amount as a result of settlement of litigation as discussed in Note 9.

        Foreign Currency Translation—The Company's reporting currency is the U.S. dollar. The Yen, Korean Won, and the Euro are the functional currencies of its subsidiaries, EM Japan, ELSK and EM Europe, respectively, as they are the primary currencies within the economic environments in which EM Japan, ELSK and EM Europe operate. Assets and liabilities of their operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are reported in other comprehensive income or loss.

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

        The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at December 31, 2016 and 2015. The fair value of the Company's debt instruments is not materially different from their carrying values as presented. The fair value of the Company's convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 5.

        The Company issued stock purchase warrants in conjunction with its September 2013 private placement and issued replacement warrants upon the exercise of certain of such warrants in June 2014 (see Note 1 and Note 6). Such warrants and replacement warrants contain non-standard anti-dilution protection, and consequently, are accounted for as liabilities measured at fair value on a recurring basis, whose fair value is determined using Level 3 inputs. In addition, the remaining initial private placement warrants may now utilize a cashless exercise feature since the shares associated with them were not registered by the one-year anniversary of their issue. These warrants have now been reclassified from liability classified warrants to warrant derivative liabilities and continue to be remeasured at fair value each reporting period.

        The Level 3 inputs in the valuation of warrants include expected term and expected volatility.

        The following tables present the activity for those items measured at fair value on a recurring basis using Level 3 inputs during 2016 and 2015:

	Year ended December 31,
Liability Classified Warrants—Stock Purchase Warrants	2016	2015
Balance, beginning of period	$—	$3,206,000
Fair value at issuance date	—	—
Settlement of liability associated with warrants exercised	—	—
Reclassification to warrant derivative liabilities	—	(2,545,000)
Reduction of the warrants exercised to intrinsic value included in the statement of comprehensive loss	—	—
Change in fair value included in the statement of comprehensive loss	—	(661,000)

Balance, end of period	$—	$—

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year ended December 31,
Warrant Derivative Liabilities—Stock Purchase Warrants	2016	2015
Balance, beginning of period	$7,863,000	$6,520,000
Reclassification from liability classified warrants	—	2,545,000
Change in fair value included in the statement of comprehensive loss	2,737,000	(1,202,000)

Balance, end of period	$10,600,000	$7,863,000

        The value of the liability classified warrants , the value of warrant derivative liability and the change in fair value of the liability classified warrants and warrant derivative liability were determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models except that the exercise price resets at certain dates in the future. The values as of December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	Initial Value
Stock price	$6.00	$4.70	$4.90	$3.60	$3.60
Risk-free interest rate	1.09%	1.23%	1.38%	1.75%	1.72%
Expected volatility (peer group)	68.30%	64.10%	71.50%	63.20%	72.40%
Expected life (in years)	1.70	2.70	3.70	4.70	5.00
Expected dividend yield	—	—	—	—	—
Number outstanding	3,320,501	3,320,501	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$—	$—	$3,206,000	$6,517,000	$7,541,000
Warrant derivative liabilities	$10,600,000	$7,863,000	$6,520,000	$—	$—

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

Type of Loan	Term of Loan	Stated Annual Interest Rate	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2015 convertible notes payable	Due on demand ~ 2 years	10%	$4,051,022	$3.05 ~ $4.50	$1,388,201	110,417	$4.90	$220,071	14% ~ 109%
2016 convertible notes payable	Due on demand ~ 2 years	10%	10,866,291	$3.50 ~ $4.50	3,196,544	75,000	$4.70	161,658	14% ~ 102%
2016 promissory notes payable	11.5 ~ 12.5 months	10%	1,295,000	—	—	118,750	$4.50	474,002

Total			$16,212,313		$4,584,745	304,167		$855,731

        Related party notes are disclosed as separate line items in the Company's balance sheet presentation.

        Net loss per share—In accordance with FASB ASC Topic 260, "Earnings per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is computed in a manner similar to the basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2016 and 2015, there were 15,462,936 and 11,453,596 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

        Recent accounting pronouncements—In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance is effective for annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted this guidance as of December 31, 2016. The adoption of this guidance had no material impact on its consolidated financial statements.

        In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments applicable to the Company in this Update (1) supersede the guidance to classify equity securities, except equity method securities, with readily determinable fair values into trading or available-for-sale categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income, (2) allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment, (3) require assessment for impairment of equity investments without readily determinable fair values qualitatively at each reporting period, (4) eliminate the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

on the balance sheet, (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The impact of the adoption of the amendments in this Update will depend on the amount of equity securities and financial instruments subject to the amendments in this Update held by the Company at the time of adoption.

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

        In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). The amendments in ASU 2016-10 clarify identification of performance obligations and licensing implementation. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: For public companies, this Update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact that the implementation of ASU 2016-10 will have on the Company's financial statements.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on its financial statements.

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, the ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating this new Update.

NOTE 3—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at:

	December 31, 2016	December 31, 2015
Equipment	$175,410	$164,931
Leasehold improvements	30,804	30,579
Furniture and fixtures	74,760	74,682

	280,974	270,192
Less: accumulated depreciation	(227,244)	(211,965)

Total	$53,730	$58,227

        During the years ended December 31, 2016 and 2015, depreciation expense was $15,279 and $18,893, respectively.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following at:

	December 31, 2016	December 31, 2015
Accounts payable
Clinical and regulatory expenses	$145,239	$322,193
Legal expenses	43,700	242,384
Consulting fees	99,800	74,700
Accounting fees	65,267	230,598
Selling expenses	60,724	34,279
Investor relations and public relations expenses	19,931	18,097
Other vendors	41,640	318,269

Total accounts payable	476,301	1,240,520

Accrued interest payable, related parties	274,851	176,940
Accrued interest payable	1,441,450	1,586,472
Accrued expenses	716,886	1,284,896
Deferred salary	291,666	291,666

Total accounts payable and accrued expenses	$3,201,154	$4,580,494

Emmaus Life Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 5—NOTES PAYABLE

        Notes payable consisted of the following at December 31, 2016 and 2015:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding December 31, 2016	Discount Amount December 31, 2016	Carrying Amount December 31 2016	Shares Underlying Notes December 31, 2016	Principal Outstanding December 31, 2015	Discount Amount December 31, 2015	Carrying Amount December 31, 2015	Shares Underlying Notes December 31, 2015
Notes payable
2013	10%	Due on demand	—	$854,900	$—	$854,900	—	$830,000	$—	$830,000	—
2014	11%	Due on demand ~ 2 years	—	—	—	—	—	1,446,950	—	1,446,950	—
2015	11%	Due on demand	—	2,406,194	—	2,406,194	—	2,379,799	—	2,379,799	—
2016	11%	Due on demand	—	833,335	—	833,335	—	—	—	—	—

				$4,094,429	—	$4,094,429	—	$4,656,749	$—	$4,656,749	—

		Current		$4,094,429	$—	$4,094,429	—	$4,656,749	$—	$4,656,749	—
		Long-term		$—	$—	$—	—	$—	$—	$—	—
Notes payable—related party
2012	8%	Due on demand	—	$500,000	$—	$500,000	—	$626,730	$—	$626,730	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2014	11%	Due on demand ~ 2 years	—	—	—	—	—	240,308	—	240,308	—
2015	10% ~ 11%	Due on demand	—	514,340	—	514,340	—	1,849,266	—	1,849,266	—
2016	10% ~ 11%	Due on demand	—	860,510	—	860,510	—	—	—	—	—

				$1,924,850	$—	$1,924,850	—	$2,766,304	$—	$2,766,304	—

		Current		$1,924,850	$—	$1,924,850	—	$2,766,304	$—	$2,766,304	—
		Long-term		$—	$—	$—	—	$—	$—	$—	—

Emmaus Life Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 5—NOTES PAYABLE (Continued)

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding December 31, 2016	Discount Amount December 31, 2016	Carrying Amount December 31 2016	Shares Underlying Notes December 31, 2016	Principal Outstanding December 31, 2015	Discount Amount December 31, 2015	Carrying Amount December 31, 2015	Shares Underlying Notes December 31, 2015
Convertible notes payable
2010	6%	5 years	$3.05	$—	$—	$—	—	$2,000	$—	$2,000	656
2011	10%	5 years	$3.05	300,000	—	300,000	98,285	500,000	—	500,000	163,809
2013	10%	2 years	$3.60	—	—	—	—	525,257	—	525,257	185,553
2014	10%	Due on demand ~ 2 years	$3.05 ~$3.60	452,168	—	452,168	152,986	4,378,563	353,700	4,024,863	1,120,470
2015	10%	2 years	$3.50 ~$3.60	2,904,800	104,389	2,800,411	889,115	5,681,166	526,066	5,155,100	1,517,996
2016	10%	Due on demand ~ 1 year	$3.50 ~$4.50	8,126,129	1,475,744	6,650,385	2,193,687	—	—	—	—

				$11,783,097	$1,580,133	$10,202,964	3,334,073	$11,086,986	$879,766	$10,207,220	2,988,484

		Current		$10,499,303	$1,294,296	$9,205,007	2,984,161	$6,358,698	$358,351	$6,000,347	1,762,849
		Long-term		$1,283,794	$285,837	$997,957	349,912	$4,728,288	$521,415	$4,206,873	1,225,635
Convertible notes payable—related party
2012	10%	Due on demand	$3.30	$254,000	$—	$254,000	94,532	$298,000	$—	$298,000	108,505
2015	10%	2 years	$4.50	220,000	—	220,000	54,463	320,000	—	320,000	72,354

				$474,000	$—	$474,000	148,995	$618,000	$—	$618,000	180,859

		Current		$474,000	$—	$474,000	148,995	$298,000	$—	$298,000	108,505
		Long-term		$—	$—	$—	—	$320,000	$—	$320,000	72,354

		Grand Total		$18,276,376	$1,580,133	$16,696,243	3,483,068	$19,128,039	$879,766	$18,248,273	3,169,343

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 5—NOTES PAYABLE (Continued)

        The average stated interest rate of notes payable for the years ended December 31, 2016 and 2015 was 10% in each period. The average effective interest rate of notes payable for the years ended December 31, 2016 and 2015 was 27% and 23% respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company's common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $3.60 per share. Certain notes with a $4.50 and a $7.00 stated conversion price in the second year of their two-year term are subject to automatic conversion into shares of the Company's common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	at December 31, 2016
2017	$16,992,582
2018	1,283,794

Total	$18,276,376

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

	2016	2015
Stock price	$5.00	$4.50
Exercise price	$4.50 - 4.70	$4.90
Term	5 years	5 years
Risk-free interest rate	1.01 - 1.28%	1.57%
Expected dividend yield	—	—
Expected volatility	65.4 - 69.6%	67.3%

        In situations where the debt included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on the pro-rata fair value.

NOTE 6—STOCKHOLDERS' DEFICIT

        Private Placement—On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit (the "Private Placement"). Each unit consisted of one share of common stock and one common stock warrant for the purchase of an additional share of common stock. The

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 6—STOCKHOLDERS' DEFICIT (Continued)

aggregate purchase price for the units was $7,551,253. In addition, 300,000 warrants for the purchase of a share of common stock were issued to a broker under the same terms as the Private Placement transaction (the "Broker Warrants").

        The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of December 31, 2016. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

        On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share. The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of December 31, 2016. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of $2,545,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

        As of December 31, 2016 and 2015, the aggregate fair value of the Private Placement warrants, replacement warrants, and the Broker Warrants were $10,600,000 and $7,863,000, respectively (see Note 2). For further details regarding registration rights associated with the Private Placement warrants, replacement warrants, and Broker Warrants, see the Registration Rights section below in this footnote.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 6—STOCKHOLDERS' DEFICIT (Continued)

        A summary of outstanding warrants as of December 31, 2016 and 2015 is presented below.

	Year ended December 31, 2016	Year ended December 31, 2015
Warrants outstanding, beginning of period	3,530,918	5,101,450
Granted	1,493,750	110,417
Exercised	—	(148,256)
Cancelled, forfeited and expired	—	(1,532,693)

Warrants outstanding, end of period	5,024,668	3,530,918

        A summary of outstanding warrants by year issued and exercise price as of December 31, 2016 is presented below.

	Outstanding
		Weighted Average Remaining Contractual Life (Years)		Exercisable
Exercise Price	Number of Warrants Issued		Weighted Average Exercise Price	Total	Weighted Average Exercise Price
At December 31, 2013
$3.30	50,000	1.33	$3.30	50,000	$3.30
$3.50	2,225,036	1.70	$3.50	2,225,036	$3.50

2013 total	2,275,036			2,275,036
At December 31, 2014
$3.50	1,145,465	1.72	$3.50	1,145,465	$3.50

2014 total	1,145,465			1,145,465
At December 31, 2015
$4.90	110,417	3.18	$4.90	110,417	$4.90

2015 total	110,417			110,417
During 2016
$4.50	118,750	4.50	$4.50	118,750	$4.50
$4.70	75,000	4.33	$4.70	75,000	$4.70
$5.00	1,300,000	4.36	$5.00	1,300,000	$5.00

Total	5,024,668			5,024,668

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

NOTE 6—STOCKHOLDERS' DEFICIT (Continued)

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

	May 10, 2016	January 14, 2016
Stock price	$5.00	$4.70
Exercise price	$5.00	$4.70
Term	10 years	10 years
Risk-Free Interest Rate	1.36%	1.70%
Dividend Yield	0.00%	0.00%
Volatility	65.55%	64.14%

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

        During the year ended December 31, 2016, the Company's Board of Directors granted 2,596,200 options to its officers, directors and employees. Of these options, 300,000 granted to its directors will vest in equal one-third installments on each of the first three anniversaries of the grant date, have an exercise price of $4.70 per share and are exercisable through 2026. The remaining 2,296,200 options will vest as follows: one-third (1/3) will vest on the first anniversary of the grant date, and the remaining two-thirds (2/3) will vest in twenty-four approximately equal monthly installments over a period of two years thereafter, except for 300,000 options granted to its directors which will vest in equal one-third installments over three years starting May 10, 2017. These options have an exercise price of $5.00 per share and are exercisable through 2026. During the year ended December 31, 2015, no options were granted by the Company's Board of Directors. As of December 31, 2016, there were 6,955,200 options outstanding under the 2011 Stock Incentive Plan.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 6—STOCKHOLDERS' DEFICIT (Continued)

        A summary of the Company's stock option activity for the years ended December 31, 2016 and 2015 is presented below.

	December 31, 2016		December 31, 2015
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	4,753,335	$3.60	5,669,000	$3.68
Granted or deemed issued	2,596,200	$4.97	—	—
Exercised	(15,866)	$3.60	(2,000)	$3.60
Cancelled, forfeited and expired	(378,469)	$3.91	(913,665)	$4.05

Options outstanding, end of period	6,955,200	$4.10	4,753,335	$3.60

Options exercisable at end of year	4,372,667	$3.59	4,379,335	$3.60

Options available for future grant	2,044,800		4,246,665

        During the years ended December 31, 2016 and 2015, the Company recognized $3.3 million and $3.7 million, respectively, of share-based compensation cost arising from stock option grants. As of December 31, 2016, there was $8.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2011 Stock Incentive Plan. That cost is expected to be recognized over the weighted average remaining period of 2.1 years.

        Registration rights—Pursuant to the Subscription Agreements relating to the Private Placement and certain warrants, as well as pursuant to the replacement of certain warrants by the Company on June 10, 2014, the Company agreed to use its commercially reasonable best efforts to have on file with the SEC, by September 11, 2014 and at the Company's sole expense, a registration statement to permit the public resale of 4,115,966 shares of Company common stock and 3,320,501 shares of common stock underlying warrants (collectively, the "Registrable Securities"). In the event such registration statement includes securities to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act of 1933, as amended (the "Securities Act"), and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such registration statement that the number of Registrable Securities proposed to be sold in such offering is greater than the number of such securities which can be included in such offering without materially adversely affecting such offering, the Company will include in such registration the following securities in the following order of priority: (i) any securities the Company proposes to sell, and (ii) the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above apply until all Registrable Securities have been sold pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing.

        If the shares of common stock underlying these warrants to purchase 3,320,501 shares are not registered for resale at the time of exercise, and the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 6—STOCKHOLDERS' DEFICIT (Continued)

number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of December 31, 2016, based on a fair market value of a share of Company common stock of $6.00 and 3,320,501 warrants issued and outstanding and eligible for cashless exercise, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 1,383,542 shares. If the fair market value of a share of Company common stock were to increase by $1.00 from $6.00 to $7.00, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 1,660,251 shares as of December 31, 2016.

        The Company has not yet filed a registration statement with respect to the resale of the Registrable Securities The Company believes that it has used commercially reasonable efforts to file a registration statement with respect to the resale of Registrable Securities.

        Korean Private Placement—On September 12, 2016, the Company entered into Letter of Agreement with KPM Tech Co., Ltd. ("KPM") and Hanil Vacuum Co., Ltd. ("Hanil"), both Korean-based public companies whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In the Letter of Agreement, the parties agreed that KPM and Hanil would purchase by September 30, 2016 $17 million and $3 million, respectively, of shares of our common stock at a price of $4.50 per share. In exchange, the Company agreed to invest $13 million and $1 million in future capital increases by KPM and Hanil, respectively, at prices based upon the trading prices of KPM and Hanil shares on KOSDAQ. The Letter of Agreement contemplates that KPM and Hanil may purchase additional shares of our common stock in a second transaction to be mutually agreed upon by the parties. In connection with the Letter of Agreement, KPM and Hanil entered into our standard form subscription agreement with respect to their purchase of shares which contains customary representations and warranties of the parties.

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

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 6—STOCKHOLDERS' DEFICIT (Continued)

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

        The note holders of a total of $622,384 of principal and accrued interest on non-convertible notes participated in the offer. Under the guidance of ASC 405-20, the Company de-recognized the principal and accrued interest on these non-convertible notes in consideration for issuing Company common stock. As a result of delivering its common stock to the holders of these non-convertible notes holders, the Company concluded that it has satisfied and is released from its legal obligation for the notes. The fair value of the common stock provided as consideration was $889,120 whereas the face value of the principal and accrued interest was $622,384, resulting in a loss on the debt settlement of $266,736 charged in full against the earning during the year ended December 31, 2016.

NOTE 7—INCOME TAXES

        The provision for income taxes consists of the following for the years ended December 31:

		2016	2015
Current	U.S.	$2,400	$2,400
	International	1,293	1,164
Deferred	U.S.	—	—
	International	—	—

		$3,693	$3,564

        A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 7—INCOME TAXES (Continued)

        Deferred tax assets consist of the following as of December 31, 2016 and 2015:

	2016	2015
Net operating loss carryforward	$20,881,231	$16,650,797
General business tax credit	7,504,146	6,510,162
Stock options	7,633,468	6,271,690
Charitable contribution	56,617	79,944
Accrued expenses	384,690	290,083
Other	412,630	444,929

Total gross deferred tax assets	36,872,782	30,247,605
Less valuation allowance	(36,740,418)	(30,116,742)

Net deferred tax assets	$132,364	$130,863

        Deferred tax liabilities consist of the following as of December 31, 2016 and 2015:

	2016	2015
Unrealized gain on foreign exchange translation and others	$(83,880)	$(99,228)
Unrealized gain on securities available-for-sale	(48,484)	(31,635)

Total deferred tax liability	$(132,364)	$(130,863)

        During 2016 and 2015, the valuation allowance increased by $6,623,676 and $4,932,738, respectively.

        As of December 31, 2016 and 2015, the Company had net operating loss carryforwards for federal reporting purposes of approximately $51,240,000 and $42,909,000, which are available to offset future federal taxable income, if any, through 2036. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $49,561,000 and $40,440,000 respectively, which expire in various years through 2036. The utilization of our net operating losses could be subject to an annual limitation as a result of certain past and future events, such as acquisition or other significant equity events, which may be deemed as a "change in ownership" under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization. As of December 31, 2016 and 2015, the Company has general business tax credits of $7,504,000 and $6,510,000, respectively, for federal tax purposes. The tax credits are available to offset future tax liabilities, if any, through 2026.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 7—INCOME TAXES (Continued)

        The income tax provision differs from that computed using the statutory federal tax rate of 34%, due to the following:

	2016	2015
Tax benefit at statutory federal rate	$(7,481,009)	$(4,295,120)
State taxes, net of federal tax benefit	(695,697)	(469,692)
Increase in valuation allowance	6,640,524	4,948,921
Permanent items	3,633,702	675,959
General business tax credit	(993,983)	(789,556)
Other	(1,099,844)	(66,948)

	$3,693	$3,564

        As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements. As of December 31, 2016, all federal tax returns since 2013 and state tax returns since 2012 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

NOTE 8—COMMITMENTS AND CONTINGENCIES

        Distribution contract—Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For these services, the Company pays a monthly commercialization management fee of $4,500.

        Operating leases—The Company leases its office space under operating leases with unrelated entities. The rent expense during the years ended December 31, 2016 and 2015 amounted to $589,769 and $492,919, respectively.

        Future minimum lease payments under the agreements are as follows:

Year	Amount
2017	553,956
2018	538,498
2019	126,115

Total	$1,218,569

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 9—RELATED PARTY TRANSACTIONS

        The following table sets forth information relating to the Company's loans from related persons outstanding as of December 31, 2016.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2016	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at December 31, 2016
Notes payable to related parties—current:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$20,000	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	20,000	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	10,000	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	5,000	—	—
	Hope Hospice(1)	10%	1/7/2015	Due on demand	100,000	100,000	—	—	—	—
	Lan T. Tran(2)	10%	2/9/2015	Due on demand	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	2/20/2015	Due on demand	10,000	10,000	—	—	—	—
	Yutaka Niihara(2)(3)	10%	5/21/2015	Due on demand	94,340	826,105	731,765	47,822	—	—
	Masaharu & Emiko Osato(3)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—
	Lan T. Tran(2)	11%	2/10/2016	Due on demand	130,510	130,510	—	—	—	—
	Hideki & Eiko Uehara(4)	11%	2/15/2016	Due on demand	—	133,333	133,333	12,226	3.50	—
	Masaharu & Emiko Osato(3)	11%	2/25/2016	Due on demand	400,000	400,000	—	—	—	—
	Hope Hospice(1)	10%	4/4/2016	Due on demand	50,000	50,000	—	—	—	—
	Willis C. Lee(2)(3)	10%	4/8/2016	Due on demand	—	79,700	79,700	1,288	—	—
	Lan T. Tran(2)	10%	4/29/2016	Due on demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	5/5/2016	Due on demand	10,000	10,000	—	—	—	—
	Hope Hospice(1)	10%	6/3/2016	Due on demand	250,000	250,000	—	—	—	—

				Sub total	$1,924,850	$2,869,648	$944,798	$116,336	$—	—
Convertible notes payable to related parties—current:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$254,000	$388,800	$134,800	$27,824	$3.30	94,532
	Charles & Kimxa Stark(2)	10%	10/1/2015	2 years	20,000	20,000	—	—	4.50	5,002
	Yutaka & Soomi Niihara(2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	4.50	49,461

				Sub total	$474,000	$608,800	$134,800	$27,824	—	148,995

				Total	$2,398,850	$3,478,448	$1,079,598	$144,160	—	148,995

(1)
Dr. Niihara, who is the Company's CEO, is also the CEO of Hope Hospice.

(2)
Officer

(3)
Director

(4)
Family of Officer/Director

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 9—RELATED PARTY TRANSACTIONS (Continued)

        The following table sets forth information relating to the Company's loans from related persons outstanding as of December 31, 2015.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2015	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at December 31, 2015
Notes payable to related parties—current:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$8,000	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	8,000	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	4,000	—	—
	Yutaka Niihara(2)(4)	10%	12/5/2012	Due on demand	126,729	1,213,700	1,086,970	56,722	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	2,000	—	—
	Lan T. Tran(2)	11%	2/10/2014	Due on demand	106,976	106,976	—	—	—	—
	Hideki & Eiko Uehara(5)	11%	2/15/2014	2 years	133,333	133,333	—	—	—	—
	Hope Hospice(1)	10%	1/7/2015	Due on demand	100,000	100,000	—	—	—	—
	James Lee(5)	10%	1/26/2015	Due on demand	50,000	50,000	—	—	—	—
	Hope Hospice(1)	10%	1/29/2015	Due on demand	30,000	30,000	—	—	—	—
	Yutaka Niihara(2)(4)	10%	1/29/2015	Due on demand	—	20,000	20,000	773
	Lan T. Tran(2)	10%	2/9/2015	Due on demand	10,000	10,000	—	—	—	—
	Charles Stark(2)	10%	2/10/2015	Due on demand	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	2/20/2015	Due on demand	10,000	10,000	—	—	—	—
	Cuc T. Tran(5)	11%	3/5/2015	1 year	13,161	13,161	—	—	—	—
	Yutaka Niihara(2)(4)	10%	4/7/2015	Due on demand	500,000	500,000	—	—	—	—
	Yutaka Niihara(2)(4)	10%	5/21/2015	Due on demand	826,105	826,105	—	—	—	—
	Masaharu & Emiko Osato(4)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—

				Sub total	$2,766,304	$3,873,275	$1,106,970	$79,495	$—	—
Convertible notes payable to related parties—current:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$298,000	$388,800	$90,800	$—	$3.30	108,505

				Sub total	$298,000	$388,800	$90,800	$—	$—	108,505
Non-Current, convertible notes payable to related parties:
	Yutaka Niihara(2)(4)	10%	9/29/2015	2 years	$100,000	$100,000	$—	$—	$4.50	22,794
	Charles & Kimxa Stark(2)	10%	10/1/2015	2 years	20,000	20,000	—	—	4.50	4,556
	Yutaka & Soomi Niihara(2)(4)	10%	11/16/2015	2 years	200,000	200,000			4.50	45,004

				Sub total	320,000	320,000	$—	$—	$—	72,354

				Total	$3,384,304	$4,582,075	$1,197,770	$79,495	$—	180,859

(1)
Dr. Niihara is the Chief Executive Officer of Hope Hospice.

(2)
Officer.

(3)
Director.

(4)
Family of officer or director.

        Litigation with AFH Advisory—From July 2012 until May 2015, the Company was engaged in litigation with AFH Advisory, which was the sole stockholder of AFH Acquisition IV, Inc. immediately prior to its combination with Emmaus Medical pursuant to the Merger in May 2011. On June 27, 2013, the Superior Court of the State of Delaware issued an order implementing a partial summary judgment in favor of the Company which led to the cancellation of 2,504,249 shares of the Company held by AFH Advisory and related parties. While the partial summary judgment in favor of the Company in this litigation noted above led to the cancellation of 2,504,249 shares of the Company by the transfer agent on June 28, 2013, the Company continued to present these shares in its financial statements as outstanding until the right of appeal lapsed and all contingencies were resolved. On May 4, 2015, a

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 9—RELATED PARTY TRANSACTIONS (Continued)

settlement was entered with the Superior Court of the State of Delaware dismissing all remaining claims in the case with prejudice, thus removing any right to appeal. The settlement called for the exchange of documents and financial records, and for AFH Advisory to assign and transfer to the Company 150,000 shares of stock of Targeted Medical. During the year ended December 31, 2015, the Company recorded a gain on derecognition of accounts payable and settlement of litigation of $394,446 from the extinguishment of accounts payable to AFH Advisory in the same amount and reflected the cancellation of the 2,504,249 shares in stockholders' deficit (Note 6). In addition, the parties to the litigation dismissed all remaining claims with prejudice. The Parties agree that there are no further obligations due under any of the Letters of Intent. The Letters of Intent are considered rescinded, nulled, and voided.

        L-glutamine Therapy for SCD and Thalassemia Patent License—On March 1, 2001, the Company became the exclusive worldwide licensee under U.S. Patent No. 5,693,671, entitled "L-glutamine Therapy for SCD and Thalassemia" issued on December 2, 1997 to Niihara et al., (the "SCD Patent"), to develop a treatment approach for SCD and thalassemia using L-glutamine pursuant to a license agreement. The Company's Chief Executive Officer is one of the licensors of the SCD Patent. The license agreement was effective until the expiration of the SCD Patent in May 2016. Since the SCD Patent expired in May 2016 and the Licensed Products have yet to be commercialized, the Company does not anticipate that any amounts will be payable pursuant to the SCD Patent license agreement. However, the Company may consider a new agreement to recognize LA BioMed's contribution to SCD research.

NOTE 10—GEOGRAPHIC INFORMATION

        For the years ended December 31, 2016 and 2015, the Company earned revenue from countries outside of the United States as outlined in the table below.

Country	Revenue for the year ended December 31, 2016	% of Total Revenue year ended December 31, 2016	Revenue for the year ended December 31, 2015	% of Total Revenue year ended December 31, 2015
Japan	$160,543	35%	$194,142	33%
Taiwan	220,397	48%	277,637	47%
South Korea	—	0%	39,660	7%

        The Company did not have any significant currency translation or foreign transaction adjustments during the years ended December 31, 2016 and 2015.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 11—SUBSEQUENT EVENTS

        Subsequent to the year ended December 31, 2016, the Company issued the following:

Notes Issued after December 31, 2016	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible notes(1)	$504,312	10%	Due on Demand to 2 Years	$3.60
Convertible notes(1)	1,130,536	10%	6 Months to 2 Years	$3.50
Convertible note	200,000	10%	Due on Demand to 6 Months	$7.60
Promissory note(1)(2)	605,315	11%	Due on Demand
Promissory notes—related party(1)	12,000	10%	Due on Demand	—

Total	$2,452,163

(1)
Refinancings of prior notes already outstanding.

(2)
Principal amount of note is JPY68,320,000 which was converted into US dollars using an exchange rate of 0.008860 as of February 17, 2017.

        Subsequent to December 31, 2016, the Company issued 13,000 shares of common stock for gross proceeds of $98,000.

        As previously reported, on January 16, 2017, the Company entered into a letter of intent ("LOI") with Generex Biotechnology Corporation ("Generex") which contemplates that Generex will acquire a controlling interest in the Company for a total consideration of $225,000,000, payable $10,000,000 in cash and $215,000,000 in shares of Generex's common stock, which the Company refers to as the "Generex shares." The Generex shares are to be valued for this purpose at $3.80 per share, subject to adjustment in certain events.

        Under the LOI, Generex paid the Company $500,000 as a deposit for an initial cash consideration and was to pay the Company another deposit of $1,500,000 by February 6, 2017. On February 6, 2017, the Company granted Generex an extension of the payment date to February 16, 2017 and, by a letter amendment dated February 16, 2017, the Company granted Generex another extension of the payment date to February 24, 2017 and otherwise amended the LOI.

        On March 3, 2017, Generex and the Company further amended the LOI to provide as follows:

  •
  Generex agreed to pay the Company an additional deposit of $500,000 on or prior to March 6, 2017, which the Company has received.

  •
  Within ten trading days after March 14, 2017, the date of effectiveness of a reverse stock split of Generex common stock, Generex must pay the Company another deposit of $3,000,000, which the Company has received.

  •
  The parties will use their best efforts to negotiate and sign a definitive purchase agreement no later than March 30, 2017.

  •
  The remaining $6,000,000 of the cash consideration will be paid to the Company at the closing under a definitive purchase agreement, which is to occur no later than five trading days after the date Generex amends its certificate of incorporation to effect an increase in its authorized capital, but no later than May 1, 2017.

Emmaus Life Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 11—SUBSEQUENT EVENTS (Continued)

  •
  The closing of the proposed acquisition by Generex is to occur no later than May 8, 2017.

  •
  If a definitive purchase agreement is not executed or the closing does not occur by the required deadlines, and the LOI is terminated by either party, the Company will refund and return to Generex all deposits within 60 days after the termination.

        In consideration for the foregoing waivers, extensions and amendments, Generex has agreed to issue to the Company 24,414,063 of restricted shares of Generex common stock within three trading days after Generex effects the planned increase in its authorized capital.

        The parties' respective obligations under the LOI to consummate the proposed acquisition are subject to a number of conditions, including completion of due diligence to each party's satisfaction parties and the negotiation and execution of a definitive purchase agreement, and there is no assurance these conditions will be satisfied. Any definitive purchase agreement also would contain customary conditions to closing, which may or may not be satisfied or waived by the parties.

        Although the Company has no present intention to terminate the LOI or to abandon the proposed acquisition, the Company may choose to do so if the conditions to the proposed acquisition have not been satisfied by the required deadlines, unless such deadlines are extended. If one or more of the conditions are not satisfied, the Company may decide to abandon the proposed acquisition if the board of directors determines that it is in the best interests of the Company to do so.

        For all of the foregoing reasons, there is no assurance that the proposed acquisition by Generex and the payment to the Company of the cash consideration and the Generex shares will be completed on time, or at all, and the discussions in the Annual Report assume that the proposed acquisition will not be completed. If the proposed acquisition by Generex is completed, the Company's capitalization, the risks related to its common stock and other information in the Annual Report would change materially from the descriptions in this Annual Report.