Form 10-Q
period 2017-03-31
EMMAUS LIFE SCIENCES, INC.
filed 2017-05-12
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant had 34,742,219 shares of common stock, par value $0.001 per share, outstanding as of May 12, 2017.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,544,873	$1,317,340
Accounts receivable	27,100	14,221
Inventories, net	261,422	166,209
Investment in available-for-sale securities	10,948,608	10,917,301
Marketable securities, pledged to creditor	197,428	179,765
Prepaid expenses and other current assets	101,097	129,204
Total current assets	15,080,528	12,724,040

PROPERTY AND EQUIPMENT, Net	93,008	53,730

OTHER ASSETS
Deposits	212,815	214,808
Total other assets	212,815	214,808
Total Assets	$15,386,351	$12,992,578

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,886,433	$3,201,154
Other current liability	4,019,728	—
Notes payable, net	4,292,539	4,094,429
Notes payable to related parties, net	1,926,850	1,924,850
Convertible notes payable, net	9,783,487	9,205,007
Convertible notes payable to related parties, net	474,000	474,000
Total current liabilities	24,383,037	18,899,440

LONG-TERM LIABILITIES
Deferred rent	53,075	57,081
Warrant derivative liabilities	11,828,000	10,600,000
Convertible notes payable, net	703,094	997,957
Total long-term liabilities	12,584,169	11,655,038
Total Liabilities	36,967,206	30,554,478

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 34,714,219 and 34,701,219 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	34,714	34,701
Additional paid-in capital	95,053,204	92,614,801
Accumulated other comprehensive loss	(3,413,383)	(3,450,746)
Accumulated deficit	(113,255,390)	(106,760,656)
Total stockholders’ deficit	(21,580,855)	(17,561,900)
Total Liabilities and Stockholders’ Deficit	$15,386,351	$12,992,578

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

REVENUES, net	$107,477	$79,399

COST OF GOODS SOLD	48,260	28,066
GROSS PROFIT	59,217	51,333

OPERATING EXPENSES
Research and development	755,728	502,301
Selling	101,661	93,580
General and administrative	2,799,040	2,292,922
	3,656,429	2,888,803

LOSS FROM OPERATIONS	(3,597,212)	(2,837,470)

OTHER INCOME (EXPENSE)
Change in fair value of warrant derivative liabilities	(1,228,000)	(863,000)
Interest and other income (loss)	(13,231)	(25,833)
Interest expense	(1,653,891)	(731,202)
	(2,895,122)	(1,620,035)

LOSS BEFORE INCOME TAXES	(6,492,334)	(4,457,505)
INCOME TAXES	2,400	2,400
NET LOSS	(6,494,734)	(4,459,905)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain on securities available-for-sale	48,970	25,905
Unrealized foreign currency translation	(11,607)	11,004
	37,363	36,909
COMPREHENSIVE LOSS	$(6,457,371)	$(4,422,996)
NET LOSS PER COMMON SHARE	$(0.19)	$(0.16)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	34,706,419	28,465,798

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

	Common stock — par value $0.001 per share, 100,000,000 shares authorized		Additional	Accumulated Other
	Shares	Common Stock	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2016	34,701,219	$34,701	$92,614,801	$(3,450,746)	$(106,760,656)	$(17,561,900)
Stock issued for cash	13,000	13	98,787	—	—	98,800
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	1,311,266	—	—	1,311,266
Share-based compensation	—	—	1,028,350	—	—	1,028,350
Unrealized gain on marketable securities, net of tax	—	—	—	48,970	—	48,970
Foreign currency translation effect	—	—	—	(11,607)	—	(11,607)
Net loss	—	—	—	—	(6,494,734)	(6,494,734)

Balance, March 31, 2017	34,714,219	$34,714	$95,053,204	$(3,413,383)	$(113,255,390)	$(21,580,855)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,494,734)	$(4,459,905)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	5,308	3,668
Amortization of discount of convertible notes	1,191,650	238,130
Foreign exchange adjustments on convertible notes and notes payable	103,908	142,760
Share-based compensation	1,028,350	540,516
Change in fair value of warrant derivative liabilities	1,228,000	863,000
Net changes in operating assets and liabilities
Accounts receivable	(12,093)	43,136
Inventories	(91,970)	(78,021)
Prepaid expenses and other current assets	51,633	57,246
Deposits	3,475	16,859
Accounts payable and accrued expenses	937,338	338,171
Other current liability	4,019,339	(65,000)
Deferred rent	(4,016)	(424)
Net cash flows used in operating activities	1,966,188	(2,359,864)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(40,424)	—
Net cash flows used in investing activities	(40,424)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	—	400,000
Proceeds from convertible notes payable issued	200,000	279,950
Payments of notes payable	—	(228,000)
Payments of convertible notes	—	(44,000)
Proceeds from issuance of common stock	98,800	1,799,999
Net cash flows from financing activities	298,800	2,207,949
Effect of exchange rate changes on cash	2,969	3,512

Net increase (decrease) in cash and cash equivalents	2,227,533	(148,403)
Cash and cash equivalents, beginning of period	1,317,340	472,341
Cash and cash equivalents, end of period	$3,544,873	$323,938

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$69,859	$146,727
Income taxes paid	$2,400	$2,400

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Emmaus Life Sciences, Inc. and subsidiaries (collectively, the “Company” or “Emmaus”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions have been eliminated. The Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017 (the “Annual Report”). Interim results for the periods presented herein are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

The preparation of the consolidated financial statements requires the use of management estimates. Actual results could differ materially from those estimates.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2017. Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the three months ended March 31, 2017 and comparative amounts from the prior fiscal periods:

Inventories — All of the raw material purchased during the three months ended March 31, 2017 and for the year ended December 31, 2016 was from one vendor. The below table presents inventory by category:

Inventory by category	March 31, 2017	December 31, 2016
Work-in-process	$139,181	$34,462
Finished goods	122,241	131,747
	$261,422	$166,209

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2017 and 2016 were $8,391 and $3,939, respectively.

Marketable securities — The Company’s marketable securities consist of three securities; (a) 39,250 shares of CellSeed, Inc. (“CellSeed”) stock which are part of 147,100 shares acquired in January 2009 for 100,028,000 Japanese Yen (equivalent to $1,109,819), at 680 Yen per share; (b) 849,744 shares of KPM Tech (“KPM”) which were acquired in October 2016 for 14,318,186,400 Korean Won (KRW) (equivalent to $13 million) at KRW16,850 per share; and (c) 271,950 shares of Hanil Vacuum (“Hanil”) which were acquired in October 2016 for KRW1,101,397,500 (equivalent to $1 million) at KRW4,050 per share. As of March 31, 2017 and December 31, 2016, the closing price per share for CellSeed was 560 Yen ($5.03) and 536 Yen ($4.58), respectively, the closing price per share for KPM on the KOSDAQ was KRW13,550 ($12.14) and KRW14,600 ($12.08), and closing price per share for Hanil on the KOSDAQ was KRW2,595 ($2.33) and KRW2,895 ($2.40), respectively.

As of March 31, 2017, 39,250 shares of CellSeed stock were pledged to secure a $300,000 convertible note issued to Mitsubishi UFJ Capital III Limited Partnership that is due on demand and are classified as current assets, as marketable securities, pledged to creditor.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Prepaid insurance	$65,016	$100,060
Other prepaid expenses and current assets	36,081	29,144
	$101,097	$129,204

Other Current Liabilities — Included in the balance of other current liabilities as of March 31, 2017 is the $4,000,000 aggregate refundable deposits received from Generex Biotechnology Corporation in connection with the Letter of Intent executed on January 16, 2017 (LOI).  The parties’ respective obligations under the LOI to consummate the proposed acquisition are subject to a number of conditions, including completion of due diligence to each party’s satisfaction and the negotiation and execution of a definitive purchase agreement, and there is no assurance these conditions will be satisfied.

Fair value measurements — The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2017 and the year ended December 31, 2016:

	Period ended
Warrant Derivative Liabilities—Stock Purchase Warrants	March 31, 2017	December 31, 2016
Balance, beginning of period	$10,600,000	$7,863,000
Change in fair value included in consolidated statements of comprehensive loss	1,228,000	2,737,000
Balance, end of period	$11,828,000	$10,600,000

The value of the liability classified warrants, the value of warrant derivative liabilities and the change in fair value of the liability classified warrants and warrant derivative liabilities were determined using a Binomial Monte-Carlo Cliquet (aka “Ratchet”) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models, except that the exercise price resets at certain dates in the future. The values as of March 31, 2017, December 31, 2016 and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	March 31, 2017	December 31, 2016	Initial Value
Stock price	$6.60	$6.00	$3.60
Risk-free interest rate	1.14%	1.09%	1.72%
Expected volatility (peer group)	64.70%	68.30%	72.40%
Expected life (in years)	1.45	1.70	5.00
Number outstanding	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$—	$—	$7,541,000
Warrant derivative liabilities	$11,828,000	$10,600,000	$—

Debt and related party debt — The following table presents the effective interest rates on loans originated and refinanced in the respective periods that either had a beneficial conversion feature or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest Rate	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2016 convertible notes payable	Due on demand - 2 years	10%	10,866,291	$3.50- $4.50	3,196,544	75,000	$4.70	161,658	14% - 102%
2017 convertible notes payable	Due on demand - 2 years	10%	1,834,848	$3.50- $7.60	1,311,266	—	$—	—	10% - 99%
Total			$12,701,139		$4,507,810	75,000		$161,658

Related party notes are disclosed as separate line items in the Company’s balance sheets.

Net loss per share — As of March 31, 2017 and 2016, respectively, potentially dilutive securities exercisable or convertible into 15,554,439 and 11,837,427 shares of Company common stock were outstanding. No potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

Recent accounting pronouncements—In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going

Concern. This guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance is effective for annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted this guidance as of December 31, 2016. The adoption of this guidance had no material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, the ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating this new Update.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2017	December 31, 2016
Equipment	$180,914	$175,410
Leasehold improvements	69,189	30,804
Furniture and fixtures	75,867	74,760
Subtotal	325,970	280,974
Less: accumulated depreciation	(232,962)	(227,244)
Total	$93,008	$53,730

During the three months ended March 31, 2017 and 2016, depreciation expense was $5,308 and $3,668, respectively.

NOTE 4 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	March 31, 2017	December 31, 2016
Accounts payable
Clinical and regulatory expenses	$322,603	$145,239
Legal expenses	99,859	43,700
Consulting fees	191,473	99,800
Accounting fees	42,500	65,267
Selling expenses	24,991	60,724
Investor relations and public relations expenses	11,099	19,931
Other vendors	259,620	41,640
Total accounts payable	952,145	476,301
Accrued interest payable, related parties	262,766	274,851
Accrued interest payable	1,562,739	1,441,450
Accrued expenses	817,117	716,886
Deferred salary	291,666	291,666
Total accounts payable and accrued expenses	$3,886,433	$3,201,154

NOTE 5 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2017 and December 31, 2016:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding March 31, 2017	Discount Amount March 31, 2017	Carrying Amount March 31, 2017	Shares Underlying Notes March 31, 2017	Principal Outstanding December 31, 2016	Discount Amount December 31, 2016	Carrying Amount December 31, 2016	Shares Underlying Notes December 31, 2016
Notes payable
2013	10%	Due on demand	—	$897,400	$—	$897,400	—	$854,900	$—	$854,900	—
2015	11%	Due on demand	—	1,948,700	—	1,948,700	—	2,406,194	—	2,406,194	—
2016	11%	Due on demand	—	833,335	—	833,335	—	833,335	—	833,335	—
2017	11%	Due on demand	—	613,104	—	613,104	—	—	—	—	—
				$4,292,539	$—	$4,292,539	—	$4,094,429	$—	$4,094,429	—

		Current		$4,292,539	$—	$4,292,539	—	$4,094,429	$—	$4,094,429	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8%	Due on demand	—	$500,000	$—	$500,000	—	$500,000	$—	$500,000	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2015	10% - 11%	Due on demand	—	504,340	—	504,340	—	514,340	—	514,340	—
2016	10% - 11%	Due on demand	—	860,510	—	860,510	—	860,510	—	860,510	—
2017	10%	Due on demand	—	12,000	—	12,000	—	—	—	—	—
				$1,926,850	$—	$1,926,850	—	$1,924,850	$—	$1,924,850	—

		Current		$1,926,850	$—	$1,926,850	—	$1,924,850	$—	$1,924,850	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$3.05-$3.60	472,636	—	472,636	160,782	452,168	—	452,168	152,986
2015	10%	2 years	$3.50-$3.60	2,279,226	28,731	2,250,495	693,814	2,904,800	104,389	2,800,411	889,115
2016	10%	Due on demand — 1 year	$3.50-$4.50	7,299,620	478,884	6,820,736	1,994,045	8,126,129	1,475,744	6,650,385	2,193,687
2017	10%	Due on demand — 1 year	$3.50-$7.60	1,834,848	1,192,134	642,714	493,089	—	—	—	—
				$12,186,330	$1,699,749	$10,486,581	3,440,015	$11,783,097	$1,580,133	$10,202,964	3,334,073

		Current		$11,325,037	$1,541,550	$9,783,487	3,211,532	$10,499,303	$1,294,296	$9,205,007	2,984,161
		Non-current		$861,293	$158,199	$703,094	228,483	$1,283,794	$285,837	$997,957	349,912
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$254,000	$—	$254,000	78,888	$254,000	$—	$254,000	94,532
2015	10%	2 years	$4.50	220,000	—	220,000	55,668	220,000	—	220,000	54,463
				$474,000	$—	$474,000	134,556	$474,000	$—	$474,000	148,995

		Current		$474,000	$—	$474,000	134,556	$474,000	$—	$474,000	148,995
		Non-current		$—	$—	$—	—	$—	$—	$—	—
		Grand Total		$18,879,719	$1,699,749	$17,179,970	3,574,571	$18,276,376	$1,580,133	$16,696,243	3,483,068

The weighted average stated interest rate of notes payable as of March 31, 2017 and December 31, 2016 was 10%. The weighted average effective interest rate of notes payable for the three-month period ended March 31, 2017 and the year ended December 31, 2016 was 28% and 27% respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into Company common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $3.60 per share. Certain notes with a $4.50 or a $7.00 stated conversion price in the second year of their two-year term are subject to automatic conversion into shares of Company common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All notes due on demand are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	March 31, 2017
2017	$17,473,957
2018	1,405,762
Total	$18,879,719

The Company estimated the total fair value of any beneficial conversion feature and accompanying warrants in allocating the note proceeds. The proceeds allocated to the beneficial conversion feature were determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of Company common stock as of the date of issuance (see Note 2). The fair value of the warrants issued in conjunction with notes was determined using the Black Scholes Merton Option Pricing Model with the following inputs for the periods ended December 31, 2016. The Company did not issue any warrants in conjunction with notes in the three months ended March 31, 2017.

December 31, 2016
Stock price	$5.00
Exercise price	$4.50 - 4.70
Term	5 years
Risk-free interest rate	1.01 - 1.28%
Expected dividend yield	—
Expected volatility	65.4 - 69.6%

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

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of March 31, 2017. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share.

The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of March 31, 2017. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of $2,545,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

As of March 31, 2017, the aggregate fair value of the Private Placement warrants, replacement warrants and the Broker Warrants was $11,828,000 (see Note 2). For further details regarding registration rights associated with the Private Placement warrants, replacement warrants and Broker Warrants, see the Registration Rights section below in this footnote.

A summary of outstanding warrants as of March 31, 2017 and December 31, 2016 is presented below:

	Three months ended March 31, 2017	Year ended December 31, 2016
Warrants outstanding, beginning of period	5,024,668	3,530,918
Granted	—	1,493,750
Exercised	—	—
Cancelled, forfeited or expired	—	—
Warrants outstanding, end of period	5,024,668	5,024,668

A summary of outstanding warrants by year issued and exercise price as of March 31, 2017 is presented below:

		Outstanding			Exercisable
Exercise Price		Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
At December 31, 2013
	$3.30	50,000	1.08	$3.30	50,000	$3.30
	$3.50	2,225,036	1.45	$3.50	2,225,036	$3.50
	2013 total	2,275,036			2,275,036

At December 31, 2014
	$3.50	1,145,465	1.48	$3.50	1,145,465	$3.50
	2014 total	1,145,465			1,145,465

At December 31, 2015
	$4.90	110,417	2.93	$4.90	110,417	$4.90
	2015 total	110,417			110,417
At December 31, 2016
	$4.50	118,750	4.25	$4.50	118,750	$4.50
	$4.70	75,000	4.09	$4.70	75,000	$4.70
	$5.00	1,300,000	4.11	$5.00	1,300,000	$5.00
	2016 Total	1,493,750			1,493,750
	Total	5,024,668			5,024,668

Stock options — During the three months ended March 31, 2017, no options were granted by the Company. During the year ended December 31, 2016, the Company granted 2,596,200 options to its officers, directors and employees. Of these options, 300,000 granted to directors of the Company will vest in equal one-third installments on each of the first three anniversaries of the grant date, have an exercise price of $4.70 per share and are exercisable through 2026. The remaining 2,296,200 options will vest one-third (1/3)

on the first anniversary of the grant date and two-thirds (2/3) in 24 approximately equal monthly installments thereafter, except for 300,000 options granted to directors of the Company which will vest in equal one-third installments over three years starting May 10, 2017. These options have an exercise price of $5.00 per share and are exercisable through 2026. As of March 31, 2017, there were 6,955,200 options outstanding under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan.

Summaries of outstanding options as of March 31, 2017 and December 31, 2016 are presented below.

	March 31, 2017		December 31, 2016
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	6,955,200	$4.10	4,753,335	$3.60
Granted or deemed issued	—	$—	2,596,200	$4.97
Exercised	—	$—	(15,866)	$3.60
Cancelled, forfeited and expired	—	$—	(378,469)	$3.91
Options outstanding, end of period	6,955,200	$4.10	6,955,200	$4.10
Options exercisable, end of period	4,503,000	$3.62	4,372,667	$3.59
Options available for future grant, end of period	2,044,800		2,044,800

During the three months ended March 31, 2017 and 2016, the Company recognized $1.0 million and $0.5 million, respectively, of share-based compensation expense arising from stock options. As of March 31, 2017, there was $7.0 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s 2011 Stock Incentive Plan. That expense is expected to be recognized over the weighted-average remaining period of 1.9 years.

Registration rights — Pursuant to the Subscription Agreements relating to the Private Placement and certain warrants, as well as pursuant to the replacement of certain warrants by the Company on June 10, 2014, the Company agreed to use its commercially reasonable best efforts to have on file with the SEC, by September 11, 2014 and at the Company’s sole expense, a registration statement to permit the public resale of 4,115,966 shares of Company common stock and 3,320,501 shares of common stock underlying warrants (collectively, the “Registrable Securities”). In the event such registration statement includes securities to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act of 1933, as amended (the “Securities Act”), and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such registration statement that the number of Registrable Securities proposed to be sold in such offering is greater than the number of such securities which can be included in such offering without materially adversely affecting such offering, the Company will include in such registration the following securities in the following order of priority: (i) any securities the Company proposes to sell, and (ii) the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above apply until all Registrable Securities have been sold pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing. If the shares of common stock underlying these warrants to purchase 3,320,501 shares are not registered for resale at the time of exercise, and the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of March 31, 2017, based on a fair market value of a share of Company common stock of $6.60 and 3,320,501 warrants issued and outstanding and eligible for cashless exercise, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 1,559,629 shares. If the fair market value of a share of Company common stock were to increase by $1.00 from $6.60 to $7.60, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 1,791,323 shares as of March 31, 2017.

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

Operating leases — The Company leases its office space under operating leases with unrelated entities. The rent expense during the three months ended March 31, 2017 and 2016 amounted to $151,312 and $144,364, respectively.

Future minimum lease payments under the agreements are as follows as of March 31, 2017:

Year	Amount
2017 (nine months)	$413,194
2018	537,279
2019	126,115
$1,076,588

NOTE 8 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to the Company’s loans from related parties outstanding as of March 31, 2017.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at March 31, 2017	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at March 31, 2017
Notes payable to related parties—current:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$4,000	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	—	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	—	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	—	—	—
	Hope Hospice(1)	10%	1/7/2015	Due on demand	100,000	100,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	2/20/2015	Due on demand	10,000	10,000	—	—	—	—
	Yutaka Niihara(2)(3)	10%	5/21/2015	Due on demand	94,340	826,105	731,765	—	—	—
	Masaharu & Emiko Osato(3)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—
	Lan T. Tran(2)	11%	2/10/2016	Due on demand	130,510	130,510	—	—	—	—
	Masaharu & Emiko Osato(3)	11%	2/25/2016	Due on demand	400,000	400,000	—	—	—	—
	Hope Hospice(1)	10%	4/4/2016	Due on demand	50,000	50,000	—	—	—	—
	Lan T. Tran(2)	10%	4/29/2016	Due on demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	5/5/2016	Due on demand	10,000	10,000	—	—	—	—
	Hope Hospice(1)	10%	6/3/2016	Due on demand	250,000	250,000	—	—	—	—
	Lan T. Tran(2)	10%	2/9/2017	Due on demand	12,000	12,000	—	—	—	—
				Sub total	$1,926,850	$2,658,615	$731,765	$4,000	$—	—
Convertible notes payable to related parties—current:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$254,000	$388,800	$134,800	$57,886	$3.30	78,888
	Charles & Kimxa Stark(2)	10%	10/1/2015	2 years	20,000	20,000	—	—	4.50	5,111
	Yutaka & Soomi Niihara(2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	4.50	50,557
				Sub total	$474,000	$608,800	$134,800	$57,886	—	134,556
				Total	$2,400,850	$3,267,415	$866,565	$61,886	—	134,556

(1) Dr. Niihara, a director and officer of the Company, is also the Chief Executive Officer of Hope Hospice.

(2) Officer.

(3) Director.

(4) Family of Officer/Director.

The following table sets forth information relating to the Company’s loans from related persons outstanding as of December 31, 2016.

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2016	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at December 31, 2016
Notes payable to related parties—current:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$200,000	$200,000	$—	$20,000	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	20,000	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	10,000	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	50,000	50,000	—	5,000	—	—
	Hope Hospice(1)	10%	1/7/2015	Due on demand	100,000	100,000	—	—	—	—
	Lan T. Tran(2)	10%	2/9/2015	Due on demand	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	2/20/2015	Due on demand	10,000	10,000	—	—	—	—
	Yutaka Niihara(2)(3)	10%	5/21/2015	Due on demand	94,340	826,105	731,765	47,822	—	—
	Masaharu & Emiko Osato(3)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—
	Lan T. Tran(2)	11%	2/10/2016	Due on demand	130,510	130,510	—	—	—	—
	Hideki & Eiko Uehara(4)	11%	2/15/2016	Due on demand	—	133,333	133,333	12,226	—	—
	Masaharu & Emiko Osato(3)	11%	2/25/2016	Due on demand	400,000	400,000	—	—	—	—
	Hope Hospice(1)	10%	4/4/2016	Due on demand	50,000	50,000	—	—	—	—
	Willis C. Lee(2)(3)	10%	4/8/2016	Due on demand	—	79,700	79,700	1,288	—	—
	Lan T. Tran(2)	10%	4/29/2016	Due on demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	5/5/2016	Due on demand	10,000	10,000	—	—	—	—
	Hope Hospice(1)	10%	6/3/2016	Due on demand	250,000	250,000	—	—	—	—
				Sub total	$1,924,850	$2,869,648	$944,798	$116,336	$—	—
Convertible notes payable to related parties—current:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$254,000	$388,800	$134,800	$27,824	$3.30	94,532
	Charles & Kimxa Stark(2)	10%	10/1/2015	2 years	20,000	20,000	—	—	4.50	5,002
	Yutaka & Soomi Niihara(2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	4.50	49,461
				Sub total	$474,000	$608,800	$134,800	$27,824	—	148,995
				Total	$2,398,850	$3,478,448	$1,079,598	$144,160	—	148,995

(1)         Dr. Niihara, who is the Company’s CEO, is also the CEO of Hope Hospice.

(2)         Officer

(3)         Director

(4)         Family of Officer/Director

NOTE 9 — GEOGRAPHIC INFORMATION

For the three months ended March 31, 2017 and 2016, the Company earned revenue from countries outside of the United States as outlined in the table below:

Country	Revenues for the three months ended March 31, 2017	% of total revenue for the three months ended March 31, 2017	Revenues for the three months ended March 31, 2016	% of total revenue for the three months ended March 31, 2016
Japan	$28,558	27%	$51,074	64%
Taiwan	64,300	60%	25,211	32%

The Company did not have any significant currency translation or foreign transaction adjustments during the three months ended March 31, 2017 or 2016.

NOTE 10 — SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company issued the following:

Note issued after March 31, 2017	Amount	Annual Interest Rate	Term of Note	Conversion Price
Convertible notes	$4,085,587	10.00%	Due on demand ~ 2 Years	$3.50
Convertible notes	$555,591	10.00%	2 years	$3.60
Promissory note	$1,500,000	11.00%	Due on demand ~ 2 Years	—
Total	$6,141,178

Subsequent to March 31, 2017, the Company issued the following:

Common Shares Issued after March 31, 2017	Amount	Number of Shares Issued
Common shares	$212,800	28,000
Total	$212,800	28,000

Subsequent to March 31, 2017, the Company announced that the Oncologic Drug Advisory Committee of the U.S. Food and Drug Administration (FDA) has set a date of May 24, 2017 to review the Company’s New Drug Application (NDA) for its orally-administered pharmaceutical grade L-glutamine product (Endari™), for the treatment of sickle cell disease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

With respect to the following discussion, the terms, “we,” “us,” “our” or the “Company” refer to Emmaus Life Sciences, Inc., and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation, which we refer to as Emmaus Medical, and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation, a Delaware corporation, which we refer to as Newfield Nutrition, Emmaus Medical Japan, Inc., a Japanese corporation, which we refer to as EM Japan, Emmaus Life Sciences Korea, a Korean corporation which we refer to as ELSK and Emmaus Medical Europe Ltd., a U.K. corporation, which we refer to as EM Europe.

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 (the “Annual Report”).

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

Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements.

Company Overview

We are a biopharmaceutical company engaged in the discovery, development and commercialization of innovative treatments and therapies primarily for rare and orphan diseases. We are currently focusing on SCD, a genetic disorder and a significant unmet medical need. Our lead product candidate (Endari™) is an oral pharmaceutical grade L-glutamine treatment that demonstrated positive clinical results in our completed Phase 3 clinical trial for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD.

In the Phase 3, double-blind, placebo-controlled, parallel-group, multi-center clinical trial which enrolled a total of 230 adult and pediatric patients as young as five years of age, at 31 sites in the United States, Endari™ treatment was administered up to 30 grams per day and demonstrated a 25% decrease in the median frequency of sickle cell crises and 33% decrease in the median number of hospitalizations, as compared to placebo. Based on an analysis, utilizing pre-specified statistical methods, the difference between groups was statistically significant; p=0.0052 and p=0.0045, respectively. Other clinically relevant endpoints showed similar results such as a 66% lower incidence of acute chest syndrome (p=0.0028), 41% less cumulative days in hospital (p=0.022) and 56% delay in onset of the first sickle cell crisis (p=0.0152). The safety data collected demonstrated a safety profile similar to that of placebo.

Based on the results of the Phase 3 clinical trial and other supportive studies, we submitted to the FDA a New Drug Application (“NDA”) for Endari™. The Oncologic Drug Advisory Committee of the FDA has set a date of May 24, 2017 to review the Company’s NDA. This is part of the process under which the FDA must review the NDA under the Prescription Drug User Fee Act (“PDUFA”) by July 7, 2017.

The NDA represents the first potential treatment for pediatric patients with SCD, and the first potential new treatment in nearly 20 years for adult patients.

If the FDA approves our NDA, we intend to market Endari™ in the United States for SCD patients who are at least five years old. Our lead product candidate, Endari™ has received Fast Track designation from the FDA, as well as Orphan Drug designation from both the FDA and the European Commission, or EC.

We plan to market Endari™ in the United States, if approved, either by strategic partnership or by building our own targeted sales force or some combination thereof. We intend to utilize strategic partnerships to market Endari™ in the rest of the world.

We have extensive experience in the field of SCD, including the development, outsourced manufacturing and conduct of clinical trials of our L-glutamine product candidate for the treatment of SCD. Our Chairman of the Board and Chief Executive Officer, Yutaka Niihara, M.D., MPH., is a leading hematologist in the field of SCD. Dr. Niihara is licensed to practice medicine in both the United States and Japan and has been actively engaged in SCD research and the care of patients with SCD for over 20 years, primarily at the University of California Los Angeles and the Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“LA BioMed”), a nonprofit biomedical research institute.

To a lesser extent, we are also engaged in the marketing and sale of NutreStore L-glutamine powder for oral solution, which has received FDA approval as a treatment for short bowel syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. Our indirect wholly owned subsidiary, Newfield Nutrition, sells L-glutamine as a nutritional supplement under the brand name AminoPure through retail stores in multiple states in the United States and via importers and distributors in Japan, Taiwan and South Korea. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore and AminoPure.

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

Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of March 31, 2017, our accumulated deficit was $113.3 million and we had cash and cash equivalents of $3.5 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders.

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

On September 12, 2016, we entered into a Letter of Agreement with KPM Tech Co., Ltd. (“KPM”) and Hanil Vacuum Co., Ltd. (“Hanil”), both Korean-based public companies whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In the Letter of Agreement, the parties agreed that KPM and Hanil would purchase $17 million and $3 million, respectively, of shares of our common stock at a price of $4.50 per share by September 30, 2016. In exchange, we agreed to invest $13 million and $1 million in future capital increases by KPM and Hanil, respectively, at prices based upon the trading prices of KPM and Hanil shares on KOSDAQ. The purchases of Emmaus shares by KPM and Hanil were completed in 2016.

Subsequent to the receipt of investments from KPM and Hanil, we completed the cross-investments with KPM and Hanil in which we purchased for an aggregate of $14 million a minority interest of 8.2% in KPM and of 0.8% in Hanil. KPM is principally engaged in the manufacture and distribution of surface treatment chemicals. Hanil is principally engaged in the design, manufacture and sale of vacuum coating systems. Both KPM and Hanil plan to expand their biopharma business.

Proposed Generex Transaction

As previously reported, on January 16, 2017 the Company entered into a letter of intent (“LOI”) with Generex Biotechnology Corporation (“Generex”) which contemplates that Generex will acquire a controlling interest in the Company for a total consideration of $225,000,000, payable $10,000,000 in cash and $215,000,000 in shares of Generex’s common stock, which are referred to as the “Generex shares.” The Generex shares are to be valued for this purpose at $3.80 per share, subject to adjustment in certain events.

On January 25, 2017,  the Company’s  Chairman and Chief Executive Officer, Yutaka Niihara, MD, MPH, joined the Board of Directors of Generex Biotechnology Corporation as Executive Chairman.

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

On March 3, 2017, Generex and the Company further amended the LOI. Following is a summary of the principal terms of the amendment and of the status of certain events:

•                  Generex agreed to pay the Company an additional deposit of $500,000 on or prior to March 6, 2017, which the Company received.

•                  Within ten trading days after March 14, 2017, the date of effectiveness of a reverse stock split of Generex common stock, Generex was to pay the Company another deposit of $3,000,000, which the Company received. The total of $4,000,000 deposit is recorded as other current liability in the Company’s balance sheet.

•                  The parties were to use their best efforts to negotiate and sign a definitive purchase agreement no later than March 30, 2017. The parties have not finalized a definitive purchase agreement.

•                  The remaining $6,000,000 of the cash consideration is to be paid to the Company at the closing under a definitive purchase agreement, which is to occur no later than five trading days after the date Generex amends its certificate of incorporation to increase its authorized capital, but no later than May 1, 2017. Generex missed this deadline, and has noticed a meeting of its stockholders for June 7, 2017 to act upon the proposed amendment.

•                  The closing of the proposed acquisition by Generex was to occur no later than May 8, 2017, which deadline has passed.

•                  If a definitive purchase agreement is not executed or the closing does not occur by the related deadline, and the LOI is terminated by either party, the Company is to refund and return to Generex all deposits within 60 days after the termination.

In consideration for the foregoing waivers, extensions and amendments, Generex agreed to issue to the Company 24,414,063 of restricted shares of Generex common stock within three trading days after Generex effects the planned increase in its authorized capital.

The parties’ respective obligations under the LOI to consummate the proposed acquisition are subject to a number of conditions, including completion of due diligence to each party’s satisfaction and the negotiation and execution of a definitive purchase agreement, and there is no assurance these conditions will be satisfied. Any definitive purchase agreement also would contain customary conditions to closing, which may or may not be satisfied or waived by the parties.

On April 12, 2017, the Company’s Chairman and Chief Executive Officer, Yutaka Niihara, MD, MPH, submitted a letter of resignation as a director and the chairman of the board of directors of Generex Biotechnology Corporation. The resignation was tendered at the request of the board of directors of the Company in connection with the Company’s entering into detailed negotiations with Generex of a definitive agreement under the Letter of Intent dated January 16, 2017, as amended, that was previously entered into between the Company and Generex.

On April 27, 2017, Generex reported that it had terminated a securities purchase agreement under which Generex was to have sold securities in order to facilitate the proposed acquisition. Generex’s termination of the securities purchase agreement raises substantial doubt about its ability to complete the proposed acquisition.

Our board of directors may determine to terminate the LOI or to abandon the proposed acquisition, if it is in the best interests of the Company and its stockholders.

For all of the foregoing reasons, it is doubtful that the proposed acquisition by Generex and the payment to the Company of the cash consideration and the Generex shares will be completed, and the discussions in the Quarterly Report assume that the proposed acquisition will not be completed.

Other Possible Transactions

From time to time in the ordinary course of business, the Company engages in informal or formal discussions, and may enter into non-binding or binding letters of intent, with prospective investors and other companies regarding possible investments in the Company such as the mutual co-investments between the Company and KPM Tech Co., Ltd. and Hanil Vacuum Co., Ltd. completed in the fourth quarter of 2016. The Company currently is engaged in discussions, and has entered into a non-binding letters of intent, with other companies regarding possible co-investments by us and the companies.

Such discussions and letters of intent are subject to inherent risks and uncertainties, and may not lead to definitive agreements regarding possible transactions. There also can be no assurance whether any such transaction will be undertaken or completed or, if undertaken and completed, on what terms.

Financial Overview

Revenue

Since our inception in 2000, we have had limited revenue from the sale of NutreStore, an FDA-approved prescription drug to treat SBS and AminoPure, a nutritional supplement. We have funded operations principally through the private placement of equity securities and debt financings. Our operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, developing and sponsoring clinical trials of our pharmaceutical grade L-glutamine treatment for SCD, manufacturing products and maintaining and improving our patent portfolio.

Currently, we generate revenue through the sale of NutreStore L-glutamine powder for oral solution as a treatment for SBS as well as AminoPure, a nutritional supplement. Pursuant to the exclusive sublicense agreement for US Patent No. 5,288,703, or SBS Patent, we were required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore to CATO Holding Company (“CATO”) through 2016. Management expects that any revenues generated from the sale of NutreStore and AminoPure will fluctuate from quarter to quarter based on the timing of orders and the amount of products sold.

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

Inventories

Inventories consist of finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchased during the three months ended March 31, 2017 and 2016 were from one vendor.

Results of Operations

Three months ended March 31, 2017 and 2016

Net Losses. Net losses increased by $2.0 million, or 46%, to $6.5 million from $4.5 million for the three months ended March 31, 2017 and 2016, respectively. The increase in losses is primarily a result of increased other expenses and operating expenses, in each case as discussed below. Losses, partially offset by revenue from commercialized products, will continue as we advance our sickle cell treatment toward potential regulatory approval and commercialization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues increased by $28,000, or 35%, to $107,000 from $79,000 for the three months ended March 31, 2017 and 2016. Combined revenues from our AminoPure L-glutamine nutritional supplement product and our NutreStore L-glutamine powder for oral solution for treatment of SBS increased slightly during these periods.

Cost of Goods Sold. Cost of goods sold increased by $20,000, or 72%, to $48,000 from $28,000 for the three months ended March 31, 2017 and 2016. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the three months ended March 31, 2017 and 2016 was from one vendor. Cost of goods sold increased due to decreased sales in direct sales, which has a higher gross profit margin, associated with our AminoPure L-glutamine nutritional supplement product.

Research and Development Expenses. Research and development expenses increased by $0.3 million, or 50%, to $0.8 million from $0.5 million for the three months ended March 31, 2017 and 2016. This increase was primarily due to an increase in our post

NDA submission activities. We expect our research and development costs to increase in the rest of 2017 to support our post NDA submission activities and work on marketing approvals outside the US.

Selling Expenses. Selling expenses increased slightly by $8,000, or 9%, to $102,000 from $94,000 for the three months ended March 31, 2017 and 2016. Selling expenses include the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure as well as the marketing and branding expenses for our pharmaceutical grade L-glutamine treatment for SCD. The increase was due to an increase in the branding cost of our pharmaceutical grade L-glutamine treatment for SCD as we approach the potential regulatory approval and commercialization.

General and Administrative Expenses. General and administrative expenses increased by $0.5 million, or 22%, to $2.8 million from $2.3 million for the three months ended March 31, 2017 and 2016. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. This increase was primarily due to an increase of $0.5 million in share-based compensation expense due to issuance of stock options.

Other Income and Expense. Total other expense increased by $1.3 million, or 79%, to $2.9 million expense for the three months ended March 31, 2017, compared to $1.6 million in other expense for the three months ended March 31, 2016. The increase was primarily due to a $0.9 million increase in interest costs as a result of increased debt and a negative change in the fair value of the warrant derivative liabilities of $0.4 million.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $3.5 million as of March 31, 2017, we do not have sufficient operating capital for our business without raising additional capital. We incurred a net loss of $6.5 million for the three months ended March 31, 2017 and had an accumulated deficit at March 31, 2017 of $113.3 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for post-submission activities of the NDA, the commercialization of our pharmaceutical grade L-glutamine treatment of SCD, research costs for the corneal cell sheets using CAOMECS technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company and additional expenses that may be associated with pursuing a possible initial public offering. We have previously relied on unregistered equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of March 31, 2017, we had outstanding notes payable in an aggregate principal amount of $18.9 million, consisting of $6.2 million of non-convertible promissory notes and $12.7 million of convertible notes. Of the $18.9 million aggregate principal amount of notes outstanding as of March 31, 2017, approximately $18.0 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of our pharmaceutical grade L-glutamine treatment for SCD and the development in the United States of CAOMECS-based cell sheet technology.

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

In addition, our cash burn rate for the first three months ending March 31, 2017 was approximately $0.7 million per month.

As discussed in our Annual Report under the heading “Risk Factors—Risks Related to Development of our Product Candidates,” if the FDA does not approve our NDA based on a single Phase 3 clinical trial, in each case unless we conduct a second Phase 3 clinical trial or confirmatory study, the potential approval of our product candidate will be delayed. Under these circumstances, we will incur additional costs to seek to convince the FDA that a confirmatory study is unnecessary for filing or approval, or to design and conduct a second Phase 3 clinical trial or confirmatory study, or both. If we conduct a second Phase 3 clinical trial or confirmatory study prior to the approval of our NDA, it is possible that the results of that trial will be less favorable than the results of our completed Phase 3 trial and further delay or complicate the approval process. The incurrence of additional costs may require us to raise additional capital, and any delay in obtaining approval of our product candidate will reduce the period during which we can market and sell our product with patent protection and may affect our ability to obtain other protections against competition.

Our cash flow from operations is not adequate and our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various product candidates going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business and commercialization strategies; the outcome of any future litigation; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure and NutreStore. Revenues from both products are currently not significant and we are unsure whether sales of these products will increase. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. Until we can generate a sufficient amount of product revenue, there can be no assurance of the availability of such capital on terms acceptable to us (or at all).

For the three months ended March 31, 2017 and during the year ended December 31, 2016, we borrowed $0.2 million and $7.4 million, respectively, pursuant to convertible notes and non-convertible promissory notes, of which $0.8 million and $2.2 million, respectively, have been issued to related parties. As of March 31, 2017 and December 31, 2016, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $18.9 million and $18.3 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 6% to 11% and, except for the 2011 convertible note listed below in the principal amount of $0.3 million, are unsecured. The net proceeds of the loans were used for working capital purposes.

The table below lists our outstanding notes payable as of March 31, 2017 and December 31, 2016 and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding March 31, 2017	Discount Amount March 31, 2017	Carrying Amount March 31, 2017	Shares Underlying Notes March 31, 2017	Principal Outstanding December 31, 2016	Discount Amount December 31, 2016	Carrying Amount December 31, 2016	Shares Underlying Notes December 31, 2016
Notes payable
2013	10%	Due on demand	—	$897,400	$—	$897,400	—	$854,900	$—	$854,900	—
2015	11%	Due on demand	—	1,948,700	—	1,948,700	—	2,406,194	—	2,406,194	—
2016	11%	Due on demand	—	833,335	—	833,335	—	833,335	—	833,335	—
2017	11%	Due on demand	—	613,104	—	613,104	—	—	—	—	—
				$4,292,539	$—	$4,292,539	—	$4,094,429	$—	$4,094,429	—

	Current			$4,292,539	$—	$4,292,539	—	$4,094,429	$—	$4,094,429	—
	Non-current			$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8%	Due on demand	—	$500,000	$—	$500,000	—	$500,000	$—	$500,000	—
2013	8%	Due on demand	—	50,000	—	50,000	—	50,000	—	50,000	—
2015	10% - 11%	Due on demand	—	504,340	—	504,340	—	514,340	—	514,340	—
2016	10% - 11%	Due on demand	—	860,510	—	860,510	—	860,510	—	860,510	—
2017	10%	Due on demand	—	12,000	—	12,000	—	—	—	—	—
				$1,926,850	$—	$1,926,850	—	$1,924,850	$—	$1,924,850	—

	Current			$1,926,850	$—	$1,926,850	—	$1,924,850	$—	$1,924,850	—
	Non-current			$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$ 3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$ 3.05-$3.60	472,636	—	472,636	160,782	452,168	—	452,168	152,986
2015	10%	2 years	$ 3.50-$3.60	2,279,226	28,731	2,250,495	693,814	2,904,800	104,389	2,800,411	889,115
2016	10%	Due on demand — 1 year	$ 3.50-$4.50	7,299,620	478,884	6,820,736	1,994,045	8,126,129	1,475,744	6,650,385	2,193,687
2017	10%	Due on demand — 1 year	$ 3.50-$7.60	1,834,848	1,192,134	642,714	493,089	—	—	—	—
				$12,186,330	$1,699,749	$10,486,581	3,440,015	$11,783,097	$1,580,133	$10,202,964	3,334,073

	Current			$11,325,037	$1,541,550	$9,783,487	3,211,532	$10,499,303	$1,294,296	$9,205,007	2,984,161
	Non-current			$861,293	$158,199	$703,094	228,483	$1,283,794	$285,837	$997,957	349,912
Convertible notes payable - related party
2012	10%	Due on demand	$ 3.30	$254,000	$—	$254,000	78,888	$254,000	$—	$254,000	94,532
2015	10%	2 years	$ 4.50	220,000	—	220,000	55,668	220,000	—	220,000	54,463
				$474,000	$—	$474,000	134,556	$474,000	$—	$474,000	148,995

	Current			$474,000	$—	$474,000	134,556	$474,000	$—	$474,000	148,995
	Non-current			$—	$—	$—	—	$—	$—	$—	—
	Grand Total			$18,879,719	$1,699,749	$17,179,970	3,574,571	$18,276,376	$1,580,133	$16,696,243	3,483,068

Cash flows for the three months ended March 31, 2017 and March 31, 2016

Net cash used in operating activities

Net cash flows used in operating activities decreased by $4.3 million, or 183%, to positive net cash flow of $2.0 million from $2.3 million for the three months ended March 31, 2017 and 2016, respectively. This decrease was primarily due to a $2.0 million increase in net loss partially offset by a $4.6 million increase of working capital, a $1.8 million increase in the non-cash adjustments to net loss. The increase in non-cash adjustments to net loss was primarily attributable to the following: $0.4 million for the change in the fair value of warrant derivative liabilities, a $1.0 million increase in amortization of discount of convertible notes and a $0.5 million increase in share-based compensation.

Net cash used in investing activities

Net cash flows used in investing activities increased by $40,000 to $40,000 from $0 for the three months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities includes purchase of property and equipment.

Net cash from financing activities

Net cash flows from financing activities decreased by $1.9 million, or 87%, to $0.3 million from $2.2 million for the three months ended March 31, 2017 and 2016, respectively, as a result of a $1.7 million decrease in proceeds of issuance of common stock and a $0.5 million decrease in proceeds from issuance of convertible and non-convertible promissory notes, partially offset by a $0.3 million decrease in repayment of convertible and non-convertible promissory notes.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2017.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weakness in our internal control over financial reporting as of December 31, 2016 described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective. Our management is working at remediating the material weakness in our internal controls over financial reporting. However, we have not yet completed a full annual accounting cycle since December 31, 2016 to fully validate the remediation of the material weakness in our internal controls and the effectiveness of the Company’s disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our disclosure controls and procedures (“DCP”) as of December 31, 2016. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of December 31, 2016, because of the continuance of a material weakness in our internal control over financial reporting, initially identified in our evaluations of the effectiveness of our internal control over financial reporting as of December 31, 2014 and 2013, with respect to the application of GAAP on certain complex transactions as well as maintaining effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions and internal communication of significant transactions.

Our management and Board of Directors are committed to the remediation of the material weakness, as well as the continued improvement of our overall system of DCP. We are in the process of implementing measures to remediate the underlying causes of the control deficiency that gave rise to the material weakness, which primarily include engaging additional and supplemental internal and external resources with the technical expertise in GAAP, as well as to implement new policies and procedures to provide more effective controls to track, process, analyze, and consolidate the financial data and reports.

We believe these measures, once implemented, will remediate the control deficiencies that gave rise to a material weakness. As we continue to evaluate and work to remediate these control deficiencies, we may determine that additional remedial measures are required.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Please refer to the risk factors disclosed in the “Risk Factors” section of the Annual Report. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017 (the “Annual Report”), for a prior discussion of our legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2017, the Company refinanced a convertible note payable to a third party in the original principal amount of $110,880 with a new convertible note in the principal amount of $121,968 which bears interest at 10% per annum. The note has a one-year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share at any time during the term of the note upon election of the holder.

On February 23, 2017, the Company refinanced a convertible note to a third party in the original principal amount of $500,000 with a new convertible note in the principal amount of $525,000 which bears interest at 10% per annum and matures in six months with an option on the part of the holder to renew for up to 18 months. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of Company common stock at $3.50 per share.

On March 2, 2017, the Company refinanced a convertible note payable a third party in the original principal amount of $215,629 with a new convertible note in the principal amount of $237,192 which bears interest at 10% per annum. The note is due on demand up to one year from the date of issuance. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share at any time during the term of the note upon election of the holder.

On March 7, 2017, the Company issued a convertible note to a third party in the principal amount of $200,000 which bears interest at 10% per annum and matures in six months. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $7.60 per share at any time during the term of the note upon election of the holder.

On March 12, 2017, the Company refinanced a convertible note payable to a third party, in the original principal amount of $120,960 with a new convertible note in the principal amount of $145,152 which bears interest at 10% per annum. The note is due on demand up to two years from the date of issuance. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share.

On March 14, 2017, the Company refinanced a convertible note payable to a shareholder, in the original principal amount of $504,614 with a new convertible note in the principal amount of $605,536 which bears interest at 10% per annum. The note is due on demand up to two years from the date of issuance. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.50 per share.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Convertible Promissory Note dated February 21, 2017 issued by the registrant to Sun Moo Lee & Hyon Sil Lee.

4.2	Convertible Promissory Note dated February 23, 2017 issued by the registrant to The Shitabata Family Trust.

4.3	Convertible Promissory Note dated March 2, 2017 issued by the registrant to J.R. Dowey.

4.4	Convertible Promissory Note dated March 7, 2017 issued by the registrant to Clan H. Hahn, MD.

4.5	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.

10.1	Form of Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Promissory Note.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: May 12, 2017	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer
(principal executive officer and duly authorized officer)

	By:	/s/ Willis C. Lee
	Name:	Willis C. Lee
	Its:	Chief Financial Officer
(principal financial and accounting officer)