Form 10-Q
period 2017-06-30
EMMAUS LIFE SCIENCES, INC.
filed 2017-08-21
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  000-53072

EMMAUS LIFE SCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-2254389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21250 Hawthorne Boulevard, Suite 800 Torrance, California	90503
(Address of principal executive offices)	(Zip code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant had 34,845,969 shares of common stock, par value $0.001 per share, outstanding as of August 17, 2017.

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,087,509	$1,317,340
Investment capital reserve	31,841,500	—
Accounts receivable	11,065	14,221
Inventories, net	270,811	166,209
Investment in marketable securities	10,499,001	10,917,301
Marketable securities, pledged to creditor	185,653	179,765
Prepaid expenses and other current assets	296,639	129,204
Total current assets	48,192,178	12,724,040

PROPERTY AND EQUIPMENT, Net	122,200	53,730

OTHER ASSETS
Deposits	109,190	214,808
Total other assets	109,190	214,808
Total Assets	$48,423,568	$12,992,578

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,706,528	$3,201,154
Other current liability	36,867,334	—
Notes payable, net	4,376,383	4,094,429
Notes payable to related parties, net	1,582,510	1,924,850
Convertible notes payable, net	9,640,669	9,205,007
Convertible notes payable to related parties, net	474,000	474,000
Total current liabilities	59,647,424	18,899,440

LONG-TERM LIABILITIES
Deferred rent	49,411	57,081
Warrant derivative liabilities	16,262,000	10,600,000
Convertible notes payable, net	212,297	997,957
Total long-term liabilities	16,523,708	11,655,038
Total Liabilities	76,171,132	30,554,478

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 34,742,219 shares and 34,701,219 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	34,742	34,701
Additional paid-in capital	101,123,041	92,614,801
Accumulated other comprehensive loss	(3,874,163)	(3,450,746)
Accumulated deficit	(125,031,184)	(106,760,656)
Total stockholders’ deficit	(27,747,564)	(17,561,900)
Total Liabilities and Stockholders’ Deficit	$48,423,568	$12,992,578

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES, net	$118,641	$172,681	$226,118	$252,080

COST OF GOODS SOLD	45,252	83,006	93,512	111,072
GROSS PROFIT	73,389	89,675	132,606	141,008

OPERATING EXPENSES
Research and development	1,196,630	584,695	1,952,358	1,086,996
Selling	89,638	85,054	191,299	178,634
General and administrative	3,514,302	2,255,506	6,313,342	4,548,428
	4,800,570	2,925,255	8,456,999	5,814,058

LOSS FROM OPERATIONS	(4,727,181)	(2,835,580)	(8,324,393)	(5,673,050)

OTHER INCOME (EXPENSE)
Change in fair value of warrant derivative liabilities	(4,434,000)	806,110	(5,662,000)	(56,890)
Interest and other loss	(8,711)	(33,640)	(21,941)	(59,472)
Interest expense	(2,605,903)	(1,079,353)	(4,259,794)	(1,810,555)
	(7,048,614)	(306,883)	(9,943,735)	(1,926,917)

LOSS BEFORE INCOME TAXES	(11,775,795)	(3,142,463)	(18,268,128)	(7,599,967)
INCOME TAXES	—	—	2,400	2,400
NET LOSS	(11,775,795)	(3,142,463)	(18,270,528)	(7,602,367)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding loss on marketable securities	(461,382)	(26,690)	(412,412)	(785)
Unrealized foreign currency translation income (loss)	602	16,609	(11,005)	27,613
	(460,780)	(10,081)	(423,417)	26,828
COMPREHENSIVE LOSS	$(12,236,575)	$(3,152,544)	$(18,693,945)	$(7,575,539)
NET LOSS PER COMMON SHARE	$(0.34)	$(0.11)	$(0.53)	$(0.27)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,736,681	28,564,216	34,721,633	28,515,007

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(UNAUDITED)

	Common stock — par value $0.001
	per share, 100,000,000			Accumulated
	shares authorized		Additional	Other
		Common	Paid-in	Comprehensive	Accumulated	Total Stockholders’
	Shares	Stock	Capital	Income (Loss)	Deficit	Deficit

Balance, December 31, 2016	34,701,219	$34,701	$92,614,801	$(3,450,746)	$(106,760,656)	$(17,561,900)
Stock issued for cash	41,000	41	311,559	—	—	311,600
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	5,392,922	—	—	5,392,922
Share-based compensation	—	—	2,803,759	—	—	2,803,759
Unrealized loss on marketable securities, net of tax	—	—	—	(412,412)	—	(412,412)
Foreign currency translation effect	—	—	—	(11,005)	—	(11,005)
Net loss	—	—	—	—	(18,270,528)	(18,270,528)

Balance, June 30, 2017	34,742,219	$34,742	$101,123,041	$(3,874,163)	$(125,031,184)	$(27,747,564)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,270,528)	$(7,602,367)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	9,357	7,402
Amortization of discount of convertible notes	3,310,318	771,704
Foreign exchange adjustments on convertible notes and notes payable	85,096	339,206
Share-based compensation	2,803,759	975,205
Change in fair value of warrant derivative liabilities	5,662,000	56,890
Net changes in operating assets and liabilities
Investment capital reserve	(31,841,500)	—
Accounts receivable	3,448	52,356
Inventories	(101,225)	(14,323)
Prepaid expenses and other current assets	(147,143)	82,122
Deposits	106,821	16,859
Accounts payable and accrued expenses	4,091,074	940,127
Other current liability	36,841,500	(55,000)
Deferred rent	(7,684)	(864)
Net cash flows provided by (used in) operating activities	2,545,293	(4,430,683)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(84,569)	(1,897)
Net cash flows used in investing activities	(84,569)	(1,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	100,000	2,654,700
Proceeds from convertible notes payable issued	1,200,000	740,110
Payments of notes payable	(344,339)	(307,700)
Payments of convertible notes	—	(611,970)
Proceeds from issuance of common stock	311,600	1,799,999
Net cash flows from financing activities	1,267,261	4,275,139
Effect of exchange rate changes on cash	42,184	7,987

Net increase (decrease) in cash and cash equivalents	3,770,169	(149,454)
Cash and cash equivalents, beginning of period	1,317,340	472,341
Cash and cash equivalents, end of period	$5,087,509	$322,887

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$557,998	$473,619
Income taxes paid	$2,400	$2,400

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017 (the “Annual Report”). Interim results for the periods presented herein are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

The preparation of the consolidated financial statements requires the use of management estimates. Actual results could differ materially from those estimates.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2017. Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the six months ended June 30, 2017 and comparative amounts from the prior fiscal periods:

Investment capital reserve  — An investment capital reserve occurs when securities are purchased but not yet received because of a settlement period. Accordingly, $31.8 million has been reflected as an investment capital reserve on the balance sheet as of June 30, 2017 for the Company’s investment in Telcon Inc. (“Telcon”) shares.

Inventories — All of the raw material purchased during the six months ended June 30, 2017 and for the year ended December 31, 2016 was from one vendor. The below table presents inventory by category:

Inventory by category	June 30, 2017	December 31, 2016
Work-in-process	$139,943	$34,462
Finished goods	130,868	131,747
	$270,811	$166,209

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the three months ended June 30, 2017 and 2016 were $8,807 and $11,500, respectively. Advertising costs for the six months ended June 30, 2017 and 2016 were $17,198 and $15,439, respectively.

Marketable securities — The Company’s marketable securities consist of three securities; (a) 39,250 shares of capital stock of CellSeed, Inc. (“CellSeed”) which are part of 147,100 shares acquired in January 2009 for ¥100,028,000 Japanese Yen (JPY) (equivalent to $1,109,819 USD), at ¥680 JPY per share; (b) 849,744 shares of capital stock of KPM Tech Co., Ltd. (“KPM”) which were acquired in October 2016 for ₩14,318,186,400 South Korean Won (KRW) (equivalent to $13 million USD) at ₩16,850 KRW per share; and (c) 271,950 shares of capital stock of Hanil Vacuum Co., Ltd. (“Hanil”) which were acquired in October 2016 for ₩1,101,397,500 KRW (equivalent to $1 million USD) at ₩4,050 KRW per share. As of June 30, 2017 and December 31, 2016, the closing price per share for CellSeed on the Tokyo Stock Exchange was ¥532 JPY ($4.73 USD) and ¥536 JPY ($4.58 USD), respectively, the closing price per share for KPM on the KOSDAQ was ₩2,625 KRW ($2.30 USD) after 1-for-5 reverse stock split effective June 28, 2017 and ₩14,600 KRW ($12.08 USD), respectively, the closing price per share for Hanil on the KOSDAQ was ₩2,985 KRW ($2.62 USD) and ₩2,895 KRW ($2.40 USD), respectively.

As of June 30, 2017, the shares of CellSeed common stock were pledged to secure a $300,000 convertible note of the Company issued to Mitsubishi UFJ Capital III Limited Partnership that is due on demand and were classified as current assets, as marketable securities, pledged to creditor.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Prepaid insurance	$126,750	$100,060
Other prepaid expenses and current assets	169,889	29,144
	$296,639	$129,204

Other Current Liabilities — Included in the balance of other current liabilities as of June 30, 2017 is the $31.8 million received from Telcon related to an API supply agreement, disclosed in more detail at Note 7, and the upfront payment of $5 million received from Telcon for the distribution agreement.

Fair value measurements — The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2017 and the year ended December 31, 2016:

	Period ended
Warrant Derivative Liabilities—Stock Purchase Warrants	June 30, 2017	December 31, 2016
Balance, beginning of period	$10,600,000	$7,863,000
Change in fair value included in consolidated statements of comprehensive loss	5,662,000	2,737,000
Balance, end of period	$16,262,000	$10,600,000

The value of the liability classified warrants, the value of warrant derivative liabilities and the change in fair value of the liability classified warrants and warrant derivative liabilities were determined using a Binomial Monte-Carlo Cliquet (aka “Ratchet”) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models, except that the exercise price resets at certain dates in the future. The values as of June 30, 2017 and December 31, 2016 and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	June 30, 2017	December 31, 2016	Initial Value
Stock price	$8.20	$6.00	$3.60
Risk-free interest rate	1.27%	1.09%	1.72%
Expected volatility (peer group)	59.20%	68.30%	72.40%
Expected life (in years)	1.20	1.70	5.00
Number outstanding	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$—	$—	$7,541,000
Warrant derivative liabilities	$16,262,000	$10,600,000	$—

Debt and related party debt — The following table presents the effective interest rates on loans originated and refinanced in the respective periods that either had a beneficial conversion feature or an attached warrant:

		Stated	Original		Beneficial	Warrants		Warrant	Effective
		Annual	Loan		Conversion	Issued		FMV	Interest Rate
	Term of	Interest	Principal	Conversion	Discount	with	Exercise	Discount	Including
Type of Loan	Loan	Rate	Amount	Rate	Amount	Notes	Price	Amount	Discounts
2016 convertible notes payable	Due on demand - 2 years	10%	10,866,291	$3.50- $4.50	3,196,544	75,000	$4.70	161,658	14% - 102%
2017 convertible notes payable	Due on demand - 2 years	10%	6,476,026	$3.50- $7.60	5,392,922	—	$—	—	10% - 99%
Total			$17,342,317		$8,589,466	75,000		$161,658

Related party notes are disclosed as separate line items in the Company’s consolidated balance sheets.

Net loss per share — As of June 30, 2017 and 2016, respectively, potentially dilutive securities exercisable or convertible into 15,568,835 and 14,410,498 shares of Company common stock were outstanding. No potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

Recent accounting pronouncements— In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments applicable to the Company in this Update (1) supersede the guidance to classify equity securities, except equity method securities, with readily determinable fair values into trading or available-for-sale categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income, (2) allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment, (3) require assessment for impairment of equity investments without readily determinable fair values qualitatively at each reporting period, (4) eliminate the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The impact of the adoption of the amendments in this Update will depend on the amount of equity securities and financial instruments subject to the amendments in this Update held by the Company at the time of adoption.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this Update simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This Update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, the ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of this new Update will have on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation — Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2017-09 will have on its consolidated financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2017	December 31, 2016
Equipment	$223,988	$175,410
Leasehold improvements	61,054	30,804
Furniture and fixtures	74,090	74,760
Subtotal	359,132	280,974
Less: accumulated depreciation	(236,932)	(227,244)
Total	$122,200	$53,730

During the three months ended June 30, 2017 and 2016, depreciation expense was $4,049 and $3,734, respectively. During the six months ended June 30, 2017 and 2016, depreciation expense was $9,357 and $7,402, respectively.

NOTE 4 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	June 30, 2017	December 31, 2016
Accounts payable
Clinical and regulatory expenses	$430,419	$145,239
Legal expenses	49,884	43,700
Consulting fees	196,394	99,800
Accounting fees	83,726	65,267
Selling expenses	20,914	60,724
Investor relations and public relations expenses	—	19,931
Other vendors	106,983	41,640
Total accounts payable	888,320	476,301
Accrued interest payable, related parties	243,060	274,851
Accrued interest payable	1,253,154	1,441,450
Accrued expenses	4,030,328	716,886
Deferred salary	291,666	291,666
Total accounts payable and accrued expenses	$6,706,528	$3,201,154

NOTE 5 — NOTES PAYABLE

Notes payable consisted of the following at June 30, 2017 and December 31, 2016:

							Shares				Shares
							Underlying	Principal	Discount	Carrying	Underlying
				Principal	Discount	Carrying	Notes June	Outstanding	Amount	Amount	Notes
Year	Interest Rate		Conversion	Outstanding	Amount	Amount	30,	December 31,	December 31,	December 31,	December 31,
Issued	Range	Term of Notes	Price	June 30, 2017	June 30, 2017	June 30, 2017	2017	2016	2016	2016	2016
Notes payable
2013	10%	Due on demand	—	$890,000	$—	$890,000	—	$854,900	$—	$854,900	—
2015	11%	Due on demand	—	—	—	—	—	2,406,194	—	2,406,194	—
2016	11%	Due on demand	—	833,335	—	833,335	—	833,335	—	833,335	—
2017	11%	Due on demand	—	2,653,048	—	2,653,048	—	—	—	—	—
				$4,376,383	$—	$4,376,383	—	$4,094,429	$—	$4,094,429	—

		Current		$4,376,383	$—	$4,376,383	—	$4,094,429	$—	$4,094,429	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8%	Due on demand	—	$300,000	$—	$300,000	—	$500,000	$—	$500,000	—
2013	8%	Due on demand	—	—	—	—	—	50,000	—	50,000	—
2015	10% - 11%	Due on demand	—	410,000	—	410,000	—	514,340	—	514,340	—
2016	10% - 11%	Due on demand	—	860,510	—	860,510	—	860,510	—	860,510	—
2017	10%	Due on demand	—	12,000	—	12,000	—	—	—	—	—
				$1,582,510	$—	$1,582,510	—	$1,924,850	$—	$1,924,850	—

		Current		$1,582,510	$—	$1,582,510	—	$1,924,850	$—	$1,924,850	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$3.05-$3.60	475,909	—	475,909	162,952	452,168	—	452,168	152,986
2015	10%	2 years	$3.50-$3.60	1,543,594	3,255	1,540,339	455,630	2,904,800	104,389	2,800,411	889,115
2016	10%	Due on demand — 1 year	$3.50-$4.50	3,720,174	265,080	3,455,094	945,712	8,126,129	1,475,744	6,650,385	2,193,687
2017	10%	Due on demand — 2 years	$3.50-$7.60	7,476,026	3,394,402	4,081,624	1,988,694	—	—	—	—
				$13,515,703	$3,662,737	$9,852,966	3,651,273	$11,783,097	$1,580,133	$10,202,964	3,334,073

		Current		$12,839,151	$3,198,482	$9,640,669	3,211,532	$10,499,303	$1,294,296	$9,205,007	2,984,161
		Non-current		$676,552	$464,255	$212,297	439,741	$1,283,794	$285,837	$997,957	349,912
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$254,000	$—	$254,000	80,807	$254,000	$—	$254,000	94,532
2015	10%	2 years	$4.50	220,000	—	220,000	56,887	220,000	—	220,000	54,463
				$474,000	$—	$474,000	137,694	$474,000	$—	$474,000	148,995

		Current		$474,000	$—	$474,000	134,556	$474,000	$—	$474,000	148,995
		Non-current		$—	$—	$—	3,138	$—	$—	$—	—
		Grand Total		$19,948,596	$3,662,737	$16,285,859	3,788,967	$18,276,376	$1,580,133	$16,696,243	3,483,068

The weighted-average stated interest rate of notes payable as of June 30, 2017 and December 31, 2016 was 10%. The weighted-average effective interest rate of notes payable for the six-month period ended June 30, 2017 and the year ended December 31, 2016 was 31% and 27%, respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into Company common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $3.60 per share. Certain notes with a $4.50 or a $7.00 stated conversion price in the second year of their two-year term are subject to automatic conversion into shares of Company common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All notes due on demand are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	June 30, 2017
2017	$17,987,243
2018	$1,405,762
2019	$555,591
Total	$19,948,596

The Company estimated the total fair value of any beneficial conversion feature and accompanying warrants in allocating the note proceeds. The proceeds allocated to the beneficial conversion feature were determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of Company common stock as of the date of issuance (see Note 2). The fair value of the warrants issued in conjunction with notes was determined using the Black Scholes Merton Option Pricing Model with the following inputs for the periods ended December 31, 2016. The Company did not issue any warrants in conjunction with notes in the six months ended June 30, 2017.

December 31, 2016
Stock price	$5.00
Exercise price	$4.50 - 4.70
Term	5 years
Risk-free interest rate	1.01 - 1.28%
Expected dividend yield	—
Expected volatility	65.4 - 69.6%

In situations where the notes included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on their respective pro rata fair values.

NOTE 6 — STOCKHOLDERS’ DEFICIT

Private placement — On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit (the “Private Placement”). Each unit consisted of one share of common stock and one common stock warrant for the purchase of an additional share of common stock. The aggregate purchase price for the units was $7,551,253. In addition, 300,000 warrants for the purchase of a share of common stock were issued to a broker under the same terms as the warrants issued in the Private Placement (the “Broker Warrants”).

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of June 30, 2017. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of

$1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share.

The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of June 30, 2017. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of $2,545,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

As of June 30, 2017, the aggregate fair value of the Private Placement warrants, replacement warrants and the Broker Warrants was $16,262,000 (see Note 2). For further details regarding registration rights associated with the Private Placement warrants, replacement warrants and Broker Warrants, see the Registration Rights section below in this footnote.

A summary of outstanding warrants as of June 30, 2017 and December 31, 2016 is presented below:

	June 30, 2017	December 31, 2016
Warrants outstanding, beginning of period	5,024,668	3,530,918
Granted	—	1,493,750
Exercised	—	—
Cancelled, forfeited or expired	—	—
Warrants outstanding, end of period	5,024,668	5,024,668

A summary of outstanding warrants by year issued and exercise price as of June 30, 2017 is presented below:

		Outstanding			Exercisable
Exercise Price		Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
At December 31, 2013
	$3.30	50,000	0.84	$3.30	50,000	$3.30
	$3.50	2,225,036	1.20	$3.50	2,225,036	$3.50
	2013 total	2,275,036			2,275,036

At December 31, 2014
	$3.50	1,145,465	1.23	$3.50	1,145,465	$3.50
	2014 total	1,145,465			1,145,465

At December 31, 2015
	$4.90	110,417	2.68	$4.90	110,417	$4.90
	2015 total	110,417			110,417
At December 31, 2016
	$4.50	118,750	4.00	$4.50	118,750	$4.50
	$4.70	75,000	3.84	$4.70	75,000	$4.70
	$5.00	1,300,000	3.86	$5.00	1,300,000	$5.00
	2016 Total	1,493,750			1,493,750
	June 30, 2017 Total	5,024,668			5,024,668

Stock options — During the six months ended June 30, 2017, no options were granted by the Company. During the year ended December 31, 2016, the Company granted 2,596,200 options to its officers, directors and employees. Of these options, 300,000 granted to directors of the Company will vest in equal one-third installments on each of the first three anniversaries of the grant date, have an exercise price of $4.70 per share and are exercisable through 2026. The remaining 2,296,200 options will vest one-third on the first anniversary of the grant date and two-thirds in 24 approximately equal monthly installments thereafter. These options have an exercise price of $5.00 per share and are exercisable through 2026. As of June 30, 2017, there were 6,755,200 options outstanding under the Company’s 2011 Stock Incentive Plan.

Summaries of outstanding options as of June 30, 2017 and December 31, 2016 are presented below.

	June 30, 2017		December 31, 2016
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	6,955,200	$4.10	4,753,335	$3.60
Granted or deemed issued	—	$—	2,596,200	$4.97
Exercised	—	$—	(15,866)	$3.60
Cancelled, forfeited and expired	(200,000)	$5.00	(378,469)	$3.91
Options outstanding, end of period	6,755,200	$4.07	6,955,200	$4.10
Options exercisable, end of period	5,299,628	$3.82	4,372,667	$3.59
Options available for future grant, end of period	2,244,800		2,044,800

During the six months ended June 30, 2017 and 2016, the Company recognized $2.8 million and $1.0 million, respectively, of share-based compensation expense arising from stock options. As of June 30, 2017, there was $5.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s 2011 Stock Incentive Plan. That expense is expected to be recognized over the weighted-average remaining period of 1.7 years.

Registration rights — Pursuant to the Subscription Agreements relating to the Private Placement and certain warrants, as well as the replacement warrants issued on June 10, 2014, the Company agreed to use its commercially reasonable best efforts to have on file with the SEC, by September 11, 2014 and at the Company’s sole expense, a registration statement to permit the public resale of 4,115,966 shares of Company common stock and 3,320,501 shares of common stock underlying warrants (collectively, the “Registrable Securities”). In the event such registration statement includes securities to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act of 1933, as amended (the “Securities Act”), and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such registration statement that the number of Registrable Securities proposed to be sold in such offering is greater than the number of such securities which can be included in such offering without materially adversely affecting such offering, the Company will include in such registration the following securities in the following order of priority: (i) any securities the Company proposes to sell, and (ii) the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above apply until all Registrable Securities have been sold pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing. If the shares of common stock underlying these warrants to purchase 3,320,501 shares are not registered for resale at the time of exercise, and the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of June 30, 2017, based on a fair market value of a share of Company common stock of $8.20 and 3,320,501 warrants issued and outstanding and eligible for cashless exercise, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 1,903,214 shares. If the fair market value of a share of Company common stock were to increase by $1.00 from $8.20 to $9.20, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 2,057,267 shares as of June 30, 2017.

The Company has not yet filed a registration statement with respect to the resale of the Registrable Securities. The Company believes that it has used commercially reasonable efforts to file a registration statement with respect to the resale of Registrable Securities.

Korean Private Placement — On September 12, 2016, the Company entered into Letter of Agreement with KPM and Hanil Vacuum, both Korean-based public companies whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In the Letter of Agreement, the parties agreed that KPM and Hanil would purchase by September 30, 2016 $17 million and $3 million, respectively, of shares of the Company’s common stock at a price of $4.50 per share. In exchange, the Company agreed to invest $13 million and $1 million in future capital increases by KPM and Hanil, respectively, at prices based upon the trading prices of KPM and Hanil shares on KOSDAQ. The Letter of Agreement contemplates that KPM and Hanil may purchase additional shares of the Company common stock in a second transaction to be mutually agreed upon by the parties. In connection with the Letter of Agreement, KPM and Hanil entered into the Company’s standard form subscription agreement with respect to their purchase of shares which contains customary representations and warranties of the parties.

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

Pursuant to the terms of the Letter of Agreement dated September 12, 2016, the Company invested $13 million and $1 million in capital increases by KPM and Hanil, respectively, at $15.32 and $3.68, respectively, per capital share.

Pursuant to the terms of a subscription agreement dated as of September 11, 2013 among the Company and certain purchasers of shares of the Company’s common stock and warrants to purchase shares of common stock, the purchasers are entitled to participation rights with respect to the sale of shares pursuant to the Letter of Agreement. To the extent the purchasers exercise their participation rights, the Company may be obliged to sell to them a specified number of shares of common stock at the price per share and other terms set forth in the Letter of Agreement. There can be no assurance that any purchaser will exercise its participation rights or that any shares of the Company’s common stock will be issued to any purchaser.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Distribution contract — Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For these services, the Company pays a monthly commercialization management fee of $4,500.

Operating leases — The Company leases its office space under operating leases with unrelated entities. The rent expense during the three months ended June 30, 2017 and 2016 amounted to $141,790 and $147,598, respectively. The rent expense during the six months ended June 30, 2017 and 2016 amounted to $293,102 and $291,963, respectively.

Future minimum lease payments under the agreements are as follows as of June 30, 2017:

Year	Amount
2017 (six months)	$273,112
2018	537,600
2019	150,755
2020	2,240
$963,707

Management Control Acquisition Agreement — On June 12, 2017, the Company entered into a Management Control Acquisition Agreement (the “MCAA”) with Telcon Holdings Corporation (“Telcon Holdings”), a Korean corporation, and Telcon, a Korean-based public company whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In accordance with the MCAA, the Company invested ₩36.0 billion KRW (approximately $31.8 million USD) to purchase 6,643,559 shares of Telcon’s common stock shares at a purchase price of ₩5,419 KRW (approximately $4.79 USD) per share. Upon consummation of the MCAA, the Company became Telcon’s largest shareholder owning approximately 10.3% of Telcon’s outstanding common stock shares.

Subsequent to entering into the MCAA, the Company has been having ongoing discussions with Telcon Holdings to re-negotiate and clarify certain of the terms in the MCAA.  (see Note 10)

API Supply Agreement — The Company had previously reported in its Form 8-K filed on June 19, 2017, that on June 12, 2017, the Company entered into an API Supply Agreement (the “API Agreement”) with Telcon pursuant to which Telcon paid the Company approximately ₩36 billion KRW (approximately $31.8 million USD) in consideration of the right to supply 25% of the Company’s requirements for bulk containers of pharmaceutical grade L-glutamine for a fifteen-year term. Due to unforeseen circumstances, the Company and Telcon held new discussions to re-negotiate certain terms of the API Agreement. The Company and Telcon made significant changes to critical terms of the API Agreement, which resulted in the Company and Telcon signing a Raw Material Supply Agreement (“Revised API Agreement”) on July 12, 2017. The Revised API Agreement is effective for a term of five years with 10 one-year renewal periods for a maximum of 15 years and the agreement will automatically renew unless terminated by either party in writing. The Revised API Agreement does not include yearly purchase commitments or margin guarantees, but revises the API Agreement such that a unit price is established for 940,000 kilograms of pharmaceutical grade L-glutamine at $50 USD per kilogram for a total of $47 million over the 15 years. The Revised API Supply Agreement is silent on yearly purchase commitments and margin guarantees on purchases of $5M and $2.5M, respectively, and the requirement for Emmaus' security interests in KPM of 4,248,720 and newly acquired Telcon to be pledged, which are included in the API Supply Agreement. The MCAA has not been amended to date to reflect changes made in the Revised API Supply Agreement, but the Company is in ongoing discussions to do so.

NOTE 8 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to the Company’s loans from related parties outstanding as of June 30, 2017:

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at June 30, 2017	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at June 30, 2017
Notes payable to related parties—current:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$—	$200,000	$200,000	$7,331	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	8,000	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	4,000	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	—	50,000	50,000	1,559	—	—
	Hope Hospice(1)	10%	1/7/2015	Due on demand	100,000	100,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	2/20/2015	Due on demand	10,000	10,000	—	—	—	—
	Yutaka Niihara(2)(3)	10%	5/21/2015	Due on demand	—	826,105	94,339	61,829	—	—
	Masaharu & Emiko Osato(3)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—
	Lan T. Tran(2)	11%	2/10/2016	Due on demand	130,510	130,510	—	—	—	—
	Masaharu & Emiko Osato(3)	11%	2/25/2016	Due on demand	400,000	400,000	—	—	—	—
	Hope Hospice(1)	10%	4/4/2016	Due on demand	50,000	50,000	—	—	—	—
	Lan T. Tran(2)	10%	4/29/2016	Due on demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum(2)	10%	5/5/2016	Due on demand	10,000	10,000	—	—	—	—
	Hope Hospice(1)	10%	6/3/2016	Due on demand	250,000	250,000	—	—	—	—
	Lan T. Tran(2)	10%	2/9/2017	Due on demand	12,000	12,000	—	—	—	—
				Sub total	$1,582,510	$2,658,615	$344,339	$82,719	$—	—
Convertible notes payable to related parties—current:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$254,000	$388,800	$134,800	$57,886	$3.30	80,807
	Charles & Kimxa Stark(2)	10%	10/1/2015	2 years	20,000	20,000	—	—	4.50	5,222
	Yutaka & Soomi Niihara(2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	4.50	51,665
				Sub total	$474,000	$608,800	$134,800	$57,886	—	137,694
				Total	$2,056,510	$3,267,415	$479,139	$140,605	—	137,694

(1) Dr. Niihara, the Chairman and Chief Executive Officer of the Company, is also the Chief Executive Officer of Hope Hospice.

(2) Officer and/or Management.

(3) Director.

The following table sets forth information relating to the Company’s loans from related parties outstanding as of December 31, 2016.

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

(1)         Dr. Niihara, the Company’s Chairman and Chief Executive Officer, is also the CEO of Hope Hospice.

(2)         Officer and/or Management

(3)         Director

(4)         Family of Officer/Director

NOTE 9 — GEOGRAPHIC INFORMATION

For the six months ended June 30, 2017 and 2016, the Company earned revenue from countries outside of the United States as set forth in the table below:

Country	Revenues for the Six Months Ended June 30, 2017	% of Total Revenue for the Six Months Ended June 30, 2017	Revenues for the Six Months Ended June 30, 2016	% of Total Revenue for the Six Months Ended June 30, 2016
Japan	$70,848	31%	$81,095	32%
Taiwan	113,767	50%	134,267	53%

For the three months ended June 30, 2017 and 2016, the Company earned revenue from countries outside of the United States as set forth in the table below:

Country	Revenues for the Three Months Ended June 30, 2017	% of Total Revenue for the Three Months Ended June 30, 2017	Revenues for the Three Months Ended June 30, 2016	% of Total Revenue for the Three Months Ended June 30, 2016
Japan	$42,290	36%	$30,021	17%
Taiwan	49,467	42%	109,056	63%

The Company did not have any significant currency translation or foreign transaction adjustments during the six months ended June 30, 2017 or 2016.

NOTE 10 — SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company issued the following:

Note issued after June 30, 2017	Amount	Annual Interest Rate	Term of Note	Conversion Price
Convertible note	$795,028	10.00%	Due on demand	$3.50
Total	$795,028

Subsequent to June 30, 2017, the Company issued the following:

Common Shares Issued after June 30, 2017	Amount	Number of Shares Issued
Common shares	$830,000	103,750
Total	$830,000	103,750

Subsequent to June 30, 2017, the Company announced on July 7, 2017 that the U.S. Food and Drug Administration (“FDA”) approved its lead product Endari™ (pharmaceutical grade L-glutamine oral powder) to reduce the severe complications of sickle cell disease (“SCD”) in patients ages five and older.

As described in Note 7, on June 12, 2017 the Company entered into the MCAA with Telcon Holdings and Telcon. Due to circumstances outside of the Company’s control, Telcon Holdings did not meet certain key commitments expressed in the MCAA. As a result, the Company has continued to have ongoing discussions with Telcon Holdings to clarify certain of the key terms in the MCAA.  These discussions are in process and once these terms have been clarified and legally executed, the Company will evaluate the accounting implications of the MCAA.

On August 8, 2017, the Company signed a Letter of Intent (“LOI”) with Eton Investment Korea (“Eton”) whereby Eton will make an equity investment of $20 million USD at a price of $12 USD per share. This investment is intended to take place before August 25, 2017. In conjunction with the signing of the LOI, the Company also signed an Agreement on New Manufacturing Plant Rights (“Plant Agreement”) with Eton and ESA affirming that these parties agree to cooperate in the construction of a new manufacturing plant in the Republic of Korea, which will be owned by ESA and operated by Eton. The Company further commits to purchasing 90% of the manufacturing plant’s annual production output. The Company also guarantees to purchase a minimum quantity at a price and quantity that is yet to be determined. Under the Plant Agreement, the Company guarantees that ESA will receive at least $5 million USD in revenue at a profit margin of 50% from the sale of pharmaceutical grade L-glutamine. The term of the Plant Agreement is for 10 years after the completion of the manufacturing plant and will be automatically renewed for another 10 years.

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

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining FDA and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to commercialize Endari™ (pharmaceutical grade L-glutamine oral powder), our reliance on third-party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements.

Company Overview

We are a biopharmaceutical company engaged in the discovery, development and commercialization of innovative treatments and therapies primarily for rare and orphan diseases. We are currently focusing on SCD, a genetic disorder and a significant unmet medical need. Our lead product Endari™ is an oral pharmaceutical grade L-glutamine treatment that demonstrated positive clinical results in our completed Phase 3 clinical trial for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD.

In the Phase 3, double-blind, placebo-controlled, parallel-group, multi-center clinical trial which enrolled a total of 230 adult and pediatric patients as young as five years of age, at 31 sites in the United States, Endari™ was administered up to 30 grams per day and demonstrated a 25% decrease in the median frequency of sickle cell crises and 33% decrease in the median number of hospitalizations, as compared to placebo. Based on an analysis, utilizing pre-specified statistical methods, the difference between groups was statistically significant; p=0.0052 and p=0.0045, respectively. Other clinically relevant endpoints showed similar results such as a 66% lower incidence of acute chest syndrome (p=0.0028), 41% less cumulative days in hospital (p=0.022) and 56% delay in onset of the first sickle cell crisis (p=0.0152). The safety data collected demonstrated a safety profile similar to that of placebo.

Based on the results of the Phase 3 clinical trial and other supportive studies, EndariTM was approved for marketing by the FDA on July 7, 2017. EndariTM represents the first treatment for pediatric patients with SCD, and the first new treatment in nearly 20 years for adult patients.

Endari™ has received Orphan Drug designation from both the FDA and the European Commission (“EC”).  We intend to market Endari™ in the U.S. either by strategic partnership or by building our own targeted sales force or some combination thereof, and to utilize strategic partnerships to market Endari™ in any foreign jurisdictions in which we are able to obtain marketing approval.

We have extensive experience in the field of SCD, including the development, outsourced manufacturing and conduct of clinical trials of EndariTM. Our Chairman of the Board and Chief Executive Officer, Yutaka Niihara, M.D., M.P.H., is a leading hematologist in the field of SCD. Dr. Niihara is licensed to practice medicine in both the United States and Japan and has been actively engaged in SCD research and the care of patients with SCD for over 20 years, primarily at the University of California Los Angeles and the Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“LA BioMed”), a nonprofit biomedical research institute.

To a lesser extent, we are also engaged in the sale of NutreStore, L-glutamine powder for oral solution, which has received FDA approval as a treatment for short bowel syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. Our indirect wholly owned subsidiary, Newfield Nutrition, sells L-glutamine as a nutritional supplement under the brand name AminoPure through retail stores in multiple states in the United States and via importers and distributors in Japan, Taiwan and South Korea. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore and AminoPure.

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

In December 2016, we formed Emmaus Life Sciences Korea (“ELSK”), a wholly owned subsidiary of Emmaus Medical, whose primary focus is expanding our business in Korea.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: our success in commercializing EndariTM in the U.S. or elsewhere; the duration and results of the clinical trials for our other product candidates; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of any future litigation; and further arrangements, if any, with collaborators.

Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of June 30, 2017, our accumulated deficit was $125.0 million and we had cash and cash equivalents of $5.1 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and debt financings and loans, including loans from related parties.

We also own a minority interest of less than 1% in CellSeed, a Japanese company listed on the Tokyo Stock Exchange, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature-responsive cell culture equipment. In collaboration with CellSeed, we are engaged in research and development of cell sheet engineering regenerative medicine products.

On September 12, 2016, we entered into a Letter of Agreement with KPM and Hanil. In the Letter of Agreement, the parties agreed that KPM and Hanil would purchase $17 million and $3 million, respectively, of shares of our common stock at a price of $4.50 per share by September 30, 2016. In exchange, we agreed to invest $13 million and $1 million in future capital increases by KPM and Hanil, respectively, at prices based upon the trading prices of KPM and Hanil shares on KOSDAQ. The purchases of Emmaus shares by KPM and Hanil were completed in 2016.

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

On June 12, 2017, we entered into the MCAA with Telcon Holdings and Telcon. In accordance with the MCAA, the Company invested ₩36.0 billion KRW (approximately $31.8 million USD) to purchase 6,643,559 shares of Telcon’s common stock at a purchase price of ₩5,419 KRW (approximately $4.79 USD) per share. Upon consummation of the MCAA, the Company became Telcon’s largest shareholder owning approximately 10.3% of Telcon’s outstanding common shares.

Termination of a Material Definitive Agreement

On May 16, 2017, we terminated the Letter of Intent dated January 16, 2017, as amended (the “LOI”), between Emmaus and Generex Biotechnology Corporation (“Generex”).

The LOI provided for Generex’s acquisition of a controlling interest of the outstanding capital of the Company for a total consideration of $225,000,000, consisting of $10,000,000 in cash and $215,000,000 worth of shares of Generex common stock, in accordance with the terms and conditions therein.

The termination of the LOI was based on Generex’s failure to file an amendment to its restated certificate of incorporation effecting an increase in its authorized capital by May 1, 2017 and the parties’ inability to agree on a resolution of certain key financial accounting issues regarding the financial consolidation of Emmaus and Generex resulting from the transactions contemplated in the LOI, which prevented further negotiation and agreement on key material terms of the formal purchase agreement provided for in the LOI.

The LOI provided that if we terminate the LOI, we are required to refund all deposits paid by Generex to us within sixty days after the date of termination. Generex has paid us $4,000,000 in deposits under the LOI. We refunded $600,000 of the deposits in June and the remaining $3,400,000 in July 2017.

Other Possible Transactions

From time to time in the ordinary course of business, the Company engages in informal or formal discussions, and may enter into non-binding or binding letters of intent, with prospective investors and other companies regarding possible investments in the Company such as the mutual co-investments between the Company and KPM and Hanil completed in the fourth quarter of 2016. The Company currently is engaged in discussions, and has entered into non-binding letters of intent, with other companies regarding possible co-investments by us and the companies.

Such discussions and letters of intent are subject to inherent risks and uncertainties, and may not lead to definitive agreements regarding possible transactions. There also can be no assurance whether any such transaction will be undertaken or completed or, if undertaken and completed, on what terms.

Financial Overview

Revenue

Since our inception in 2000, we have had limited revenue from the sale of NutreStore, an FDA-approved prescription drug to treat SBS and AminoPure, a nutritional supplement. We have funded operations principally through the private placement of equity securities and debt financings. Our operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, developing and sponsoring clinical trials of Endari™ for SCD, manufacturing products and maintaining and improving our patent portfolio.

Currently, we generate revenue through the sale of NutreStore, L-glutamine powder for oral solution, as a treatment for SBS as well as AminoPure, a nutritional supplement. Pursuant to the exclusive sublicense agreement for US Patent No. 5,288,703 (“SBS Patent”), we were required to pay an annual royalty equal to 10% of adjusted gross sales of NutreStore to CATO Holding Company (“CATO”) through 2016. Management expects that any revenues generated from the sale of NutreStore and AminoPure will fluctuate from quarter to quarter based on the timing of orders and the amount of products sold.

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

At this time, due to the inherently unpredictable nature of the process for developing drugs, biologics and cell-based therapies and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in obtaining regulatory approval of Endari™ outside the U.S. and the continued development of our other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in the Annual Report under the headings “Risk Factors—Risks Related to Development of our Product Candidates,” “Risk Factors—Risks Related to our Reliance on Third Parties,” and “Risk Factors—Risks Related to Regulatory Approval of our Product Candidates and Other Legal Compliance Matters.”

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

Inventories

Inventories consist of finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchased during three months and six months ended June 30, 2017 and 2016 was from one vendor.

Results of Operations

Three months ended June 30, 2017 and 2016

Net Losses. Net losses increased by $8.6 million, or 275%, to $11.7 million from $3.1 million for the three months ended June 30, 2017 and 2016, respectively. The increase in losses is primarily a result of increased other expenses and operating expenses, in each case as discussed below. We anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit.

Revenues, Net. Net revenues decreased by $54,000, or 31%, to $119,000 from $173,000 for the three months ended June 30, 2017 and 2016. Combined revenues from our AminoPure, L-glutamine nutritional supplement product, and our NutreStore, L-glutamine powder for oral solution for treatment of SBS, decreased due to lower demands during these periods.

Cost of Goods Sold. Cost of goods sold decreased by $38,000, or 45%, to $45,000 from $83,000 for the three months ended June 30, 2017 and 2016. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the three months ended June 30, 2017 and 2016 was from one vendor. Cost of goods sold decreased due to decreased sales of AminoPure in Taiwan.

Research and Development Expenses. Research and development expenses increased by $0.6 million, or 105%, to $1.2 million from $0.6 million for the three months ended June 30, 2017 and 2016. This increase was primarily due to an increase in the regulatory consulting expenses incurred in preparation for the meeting with the FDA Advisory Committee on May 24, 2017.  We expect continued research and development costs in 2017 to support work on marketing approvals outside the U.S.

Selling Expenses. Selling expenses increased slightly by $5,000, or 5%, to $90,000 from $85,000 for the three months ended June 30, 2017 and 2016. Selling expenses include the costs for distribution and freight for NutreStore, as well as advertisement, travel and salaries and wages for AminoPure. The increase was primarily due to an increase in the salaries and wages of our sales force for AminoPure.

General and Administrative Expenses. General and administrative expenses increased by $1.2 million, or 56%, to $3.5 million from $2.3 million for the three months ended June 30, 2017 and 2016. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. This increase was primarily due to an increase of $1.3 million in share-based compensation expense due to issuance of stock options.

Other Income and Expense. Total other expense increased by $6.7 million, or 2,197%, to $7.0 million expense for the three months ended June 30, 2017, compared to $0.3 million in other expense for the three months ended June 30, 2016. The increase was primarily due to a $1.5 million increase in amortization of discount of convertible notes and a negative change in the fair value of the warrant derivative liabilities of $5.2 million.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•                  to build a sales and marketing team to commercialize Endari™ in the U.S.;

•                  as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company; and

•                  to support research and development activities, which we expect to expand as we undertake to obtain marketing approval for Endari™ outside the U.S. and as development of our product candidates continues.

Six months ended June 30, 2017 and 2016

Net Losses. Net losses increased by $10.7 million, or 140%, to $18.3 million from $7.6 million for the six months ended June 30, 2017 and 2016, respectively. The increase in losses is primarily a result of increased other expenses and operating expenses, in each case as discussed below.  We anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit.

Revenues, Net. Net revenues decreased by $26,000, or 10%, to $226,000 from $252,000 for the six months ended June 30, 2017 and 2016. Combined revenues from our AminoPure, L-glutamine nutritional supplement product, and our NutreStore, L-glutamine powder for oral solution for treatment of SBS, decreased slightly during these periods.

Cost of Goods Sold. Cost of goods sold decreased by $18,000, or 16%, to $93,000 from $111,000 for the six months ended June 30, 2017 and 2016. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the six months ended June 30, 2017 and 2016 was from one vendor. Cost of goods sold decreased due to decreased sales associated with AminoPure.

Research and Development Expenses. Research and development expenses increased by $0.9 million, or 80%, to $2.0 million from $1.1 million for the six months ended June 30, 2017 and 2016. This increase was primarily due to an increase in the regulatory consulting expenses incurred in preparation for the meeting with the FDA Advisory Committee on May 24, 2017. We expect continued research and development costs in 2017 to support work on marketing approvals outside the U.S.

Selling Expenses. Selling expenses increased slightly by $13,000, or 7%, to $191,000 from $178,000 for the six months ended June 30, 2017 and 2016. Selling expenses include the costs for distribution and freight for NutreStore, as well as advertisement, travel and salaries and wages for AminoPure. The increase was primarily due to an increase in the salaries and wages of our sales force for AminoPure.

General and Administrative Expenses. General and administrative expenses increased by $1.8 million, or 39%, to $6.3 million from $4.5 million for the six months ended June 30, 2017 and 2016. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. This increase was primarily due to an increase of $1.8 million in share-based compensation expense due to issuance of stock options.

Other Income and Expense. Total other expense increased by $8.0 million, or 416%, to $9.9 million expense for the six months ended June 30, 2017, compared to $1.9 million in other expense for the six months ended June 30, 2016. The increase was primarily due to a $2.4 million increase in amortized discount of convertible notes and a negative change in the fair value of the warrant derivative liabilities of $5.6 million.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•                  to build a sales and marketing team to commercialize Endari™ in the U.S.;

•                  as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company; and

•                  to support research and development activities, which we expect to expand as we undertake to obtain marketing approval for Endari™ outside the U.S. and as development of our product candidates continues.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $5.1 million as of June 30, 2017, we do not have sufficient operating capital for our business without raising additional capital. We incurred a net loss of $18.3 million for the six months ended June 30, 2017 and had an accumulated deficit at June 30, 2017 of $125.0 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of Endari™ in the U.S., NDA submission activities for Endari™ outside the U.S., research costs for the corneal cell sheets using Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”)  technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company and additional expenses that may be associated with pursuing a possible initial public offering. We have previously relied on unregistered equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of June 30, 2017, we had outstanding notes payable in an aggregate principal amount of $19.9 million, consisting of $5.9 million of non-convertible promissory notes and $14.0 million of convertible notes. Of the $19.9 million aggregate principal amount of notes outstanding as of June 30, 2017, approximately $19.3 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of Endari™ and the development in the United States of CAOMECS-based cell sheet technology.

We have had recurring operating losses, have a significant amount of notes payable and other obligations due within the next years and projected operating losses including the expected costs relating to the commercialization of Endari™ that exceed both the existing cash balances and cash expected to be generated from operations for at least the next year. In order to meet our expected obligations, management intends to raise additional funds through equity or debt financings. In addition, we may seek to raise additional funds through collaborations with other companies and financing from other sources and a possible initial public offering. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all. Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.

Our cash burn rate for the first six months ended June 30, 2017 was approximately $0.4 million per month.

Our cash flow from operations is not adequate and our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: our success in commercializing Endari™ in the U.S.; the number, duration and results of the clinical trials for our other product candidates; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business and commercialization strategies; the outcome of any future litigation; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure and NutreStore. Revenues from both products are currently not significant and we are unsure whether sales of these products will increase. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. Until we can generate a sufficient amount of product revenue, there can be no assurance of the availability of such capital on terms acceptable to us or at all.

For the six months ended June 30, 2017 and during the year ended December 31, 2016, we borrowed $1.3 million and $7.4 million, respectively, pursuant to convertible notes and non-convertible promissory notes, of which $12,000 and $2.2 million, respectively, have been issued to related parties. As of June 30, 2017 and December 31, 2016, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $19.9 million and $18.3 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 8% to 11% and, except for the 2011 convertible note listed below in the principal amount of $0.3 million, are unsecured. The net proceeds of the loans were used for working capital purposes.

The table below lists our outstanding notes payable as of June 30, 2017 and December 31, 2016 and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding June 30, 2017	Discount Amount June 30, 2017	Carrying Amount June 30, 2017	Shares Underlying Notes June 30, 2017	Principal Outstanding December 31, 2016	Discount Amount December 31, 2016	Carrying Amount December 31, 2016	Shares Underlying Notes December 31, 2016
Notes payable
2013	10%	Due on demand	—	$890,000	$—	$890,000	—	$854,900	$—	$854,900	—
2015	11%	Due on demand	—	—	—	—	—	2,406,194	—	2,406,194	—
2016	11%	Due on demand	—	833,335	—	833,335	—	833,335	—	833,335	—
2017	11%	Due on demand	—	2,653,048	—	2,653,048	—	—	—	—	—
				$4,376,383	$—	$4,376,383	—	$4,094,429	$—	$4,094,429	—

		Current		$4,376,383	$—	$4,376,383	—	$4,094,429	$—	$4,094,429	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8%	Due on demand	—	$300,000	$—	$300,000	—	$500,000	$—	$500,000	—
2013	8%	Due on demand	—	—	—	—	—	50,000	—	50,000	—
2015	10% - 11%	Due on demand	—	410,000	—	410,000	—	514,340	—	514,340	—
2016	10% - 11%	Due on demand	—	860,510	—	860,510	—	860,510	—	860,510	—
2017	10%	Due on demand	—	12,000	—	12,000	—	—	—	—	—
				$1,582,510	$—	$1,582,510	—	$1,924,850	$—	$1,924,850	—

		Current		$1,582,510	$—	$1,582,510	—	$1,924,850	$—	$1,924,850	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$ 3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$ 3.05-$3.60	475,909	—	475,909	162,952	452,168	—	452,168	152,986
2015	10%	2 years	$ 3.50-$3.60	1,543,594	3,255	1,540,339	455,630	2,904,800	104,389	2,800,411	889,115
2016	10%	Due on demand — 1 year	$ 3.50-$4.50	3,720,174	265,080	3,455,094	945,712	8,126,129	1,475,744	6,650,385	2,193,687
2017	10%	Due on demand — 1 year	$ 3.50-$7.60	7,476,026	3,394,402	4,081,624	1,988,694	—	—	—	—
				$13,515,703	$3,662,737	$9,852,966	3,651,273	$11,783,097	$1,580,133	$10,202,964	3,334,073

		Current		$12,839,151	$3,198,482	$9,640,669	3,211,532	$10,499,303	$1,294,296	$9,205,007	2,984,161
		Non-current		$676,552	$464,255	$212,297	439,741	$1,283,794	$285,837	$997,957	349,912
Convertible notes payable - related party
2012	10%	Due on demand	$ 3.30	$254,000	$—	$254,000	80,807	$254,000	$—	$254,000	94,532
2015	10%	2 years	$ 4.50	220,000	—	220,000	56,887	220,000	—	220,000	54,463
				$474,000	$—	$474,000	137,694	$474,000	$—	$474,000	148,995

		Current		$474,000	$—	$474,000	134,556	$474,000	$—	$474,000	148,995
		Non-current		$—	$—	$—	3,138	$—	$—	$—	—
		Total		$19,948,596	$3,662,737	$16,285,859	3,788,967	$18,276,376	$1,580,133	$16,696,243	3,483,068

Cash flows for the six months ended June 30, 2017 and June 30, 2016

Net cash provided by operating activities

Net cash flows provided by operating activities increased by $7.0 million, or 157%, to positive net cash flow of $2.6 million from negative net cash flow of $4.4 million for the six months ended June 30, 2017 and 2016, respectively. This increase was primarily due to a $7.9 million increase of working capital and a $9.7 million increase in the non-cash adjustments to net loss, partially offset by a $10.7 million increase in net loss. The increase in non-cash adjustments to net loss was primarily attributable to: $5.6 million for the change in the fair value of warrant derivative liabilities, a $2.5 million increase in amortization of discount of convertible notes and a $1.8 million increase in share-based compensation.

Net cash used in investing activities

Net cash flows used in investing activities increased to $0.1 million from $0 for the six months ended June 30, 2017 and 2016, respectively. Net cash used in investing activities included purchases of property and equipment.

Net cash from financing activities

Net cash flows from financing activities decreased by $3.0 million, or 70%, to $1.3 million from $4.3 million for the six months ended June 30, 2017 and 2016, respectively, as a result of a $1.5 million decrease in proceeds of issuance of common stock and a $2.6 million decrease in proceeds from issuance of non-convertible promissory notes, partially offset by a $0.6 million decrease in repayment of convertible and non-convertible promissory notes and a $0.5 million increase in proceeds from convertible notes payable issued.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (“DCP”) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. DCP include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our DCP (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weaknesses in our internal control over financial reporting as of December 31, 2016 described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s DCP are not effective. Our management is working at remediating the material weaknesses in our internal controls over financial reporting. However, we have not yet completed a full annual accounting cycle since December 31, 2016 to fully validate the remediation of the material weaknesses in our internal controls and the effectiveness of the Company’s DCP.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, the Company entered into several material agreements which management had determined, at the time, were definitive. Due to unforeseen circumstances, the Company entered into new discussions to re-negotiate certain terms in these agreements. The re-negotiation process led to the discovery that conditions exist where certain individuals at the senior management level were not communicating key details of significant amendments to certain material agreements to accounting and finance personnel in a timely manner for a comprehensive evaluation to ensure that the appropriate level of financial reporting and related disclosures on such amendments was performed. The untimely communication necessitated additional procedures to ensure the completeness of arrangements, including discussions with senior management regarding the status of any revisions to any arrangements in which the Company has entered and detailed checklists related to all existing arrangements with Telcon. Upon verbal confirmation with senior management that all outstanding arrangements were identified, accounting and finance personnel were able to appropriately evaluate and report on the accounting considerations for such amendments and arrangements. Other than this matter, there have been no significant changes in process controls during the quarter ended June 30, 2017. We will continue to assess our internal controls relating to our business and financial processes. We believe that we are continuing to take the necessary steps to monitor and maintain appropriate internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2016. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified the following control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting as of June 30, 2017, the first of which they have also determined to exist as of December 31, 2015 and 2016:

•    We did not design and maintain effective controls over our DCP. Specifically, because of the continuance of a material weakness in our internal control over financial reporting, initially identified in our evaluations of the effectiveness of our internal control over financial reporting as of December 31, 2013 and 2014, we did not design and maintain effective controls related to the application of GAAP on certain complex transactions, nor did we maintain effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions and internal communication of significant transactions.

•    We did not design and maintain effective controls over the identification and evaluation of accounting matters that may result from the Company entering into material agreements. Specifically, the internal communication process among members of management was determined to be insufficient to ensure that all agreements and significant terms and conditions are being properly communicated in a timely manner.

Our management and Board of Directors are committed to the remediation of the material weakness, as well as the continued improvement of our overall system of DCP. We are in the process of implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses, which primarily include engaging additional and supplemental internal and external resources with the technical expertise in GAAP, as well as to implement new policies and procedures to provide more effective controls to track, process, analyze, and consolidate the financial data and reports.

We believe these measures, once implemented, will remediate the control deficiencies that gave rise to the material weaknesses. As we continue to evaluate and work to remediate these control deficiencies, we may determine that additional remedial measures are required.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Please refer to the risk factors disclosed in the “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2017, the Company refinanced a convertible note payable to a third party in the original principal amount of $462,993 with a new convertible note in the principal amount of $555,591 which bears interest at 10% per annum. The note has a two-year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share at any time during the term of the note upon the election of the holder.

On April 3, 2017, the Company refinanced a convertible note payable to a third party in the original principal amount of $272,640 with a new convertible note in the principal amount of $327,168 which bears interest at 10% per annum. The note is due on demand up to two years from the date of issuance. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.50 per share at any time during the term of the note upon the election of the holder.

On April 14, 2017, the Company refinanced a convertible note payable to a third party in the original principal amount of $3,579,447 with a new convertible note in the principal amount of $3,758,419 which bears interest at 10% per annum. The note has a six-month term with an option on the part of the holder to renew for up to eighteen months. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.50 per share at any time during the term of the note upon the election of the holder.

On May 30, 2017, the Company issued a convertible note to a third party in the principal amount of $1,000,000 which bears interest at 10% per annum. The note is due on demand up to one year from the date of issuance. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $7.60 per share at any time during the term of the note upon the election of the holder.

All such securities noted above were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), or Regulation D under the Securities Act or, in the case of refinancings and conversions, upon the exemption from registration provided by Section 3(a)(9) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) of the Securities Act or Regulation D because the issuances did not involve a “public offering.” The issuances were not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of investors; (ii) there was no public solicitation; (iii) each investor was an “accredited investor” as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the investors.  No broker-dealers were used in connection with such sales of unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Convertible Promissory Note dated April 14, 2017 issued by the registrant to The Shitabata Family Trust.

4.2	Convertible Promissory Note dated May 30, 2017 issued by the registrant to The Shitabata Family Trust.

4.3	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.

10.1	Promissory Note dated April 24, 2017 issued by the registrant to Eastwind, Ltd..

10.2	Promissory Note dated May 28, 2017 issued by the registrant to Shigeru Matsuda.

10.3	Promissory Note dated May 30, 2017 issued by the registrant to The Shitabata Family Trust.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: August 21, 2017	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer
(principal executive officer and duly authorized officer)

	By:	/s/ Willis C. Lee
	Name:	Willis C. Lee
	Its:	Chief Financial Officer
(principal financial and accounting officer)