Form 10-Q
period 2017-09-30
EMMAUS LIFE SCIENCES, INC.
filed 2017-11-14
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The registrant had 34,873,611 shares of common stock, par value $0.001 per share, outstanding as of November 10, 2017.

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,415,308	$1,317,340
Accounts receivable	10,351	14,221
Inventories, net	395,810	166,209
Investment in marketable securities	28,153,107	10,917,301
Marketable securities, pledged to creditor	169,168	179,765
Prepaid expenses and other current assets	236,994	129,204
Total current assets	33,380,738	12,724,040

PROPERTY AND EQUIPMENT, Net	114,581	53,730

OTHER ASSETS
Deposits	109,120	214,808
Total other assets	109,120	214,808
Total Assets	$33,604,439	$12,992,578

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,079,230	$3,201,154
Deferred rent	26,507	15,840
Other current liabilities	36,874,999	—
Warrant derivative liabilities	26,804,000	—
Notes payable, net	7,889,833	4,094,429
Notes payable to related parties, net	2,466,261	1,924,850
Convertible notes payable, net	10,573,853	9,205,007
Convertible notes payable to related parties, net	474,000	474,000
Total current liabilities	89,188,683	18,915,280

LONG-TERM LIABILITIES
Deferred rent	19,240	41,241
Warrant derivative liabilities	—	10,600,000
Convertible notes payable, net	281,761	997,957
Total long-term liabilities	301,001	11,639,198
Total Liabilities	89,489,684	30,554,478

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 34,873,611 shares and 34,701,219 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	34,874	34,701
Additional paid-in capital	104,456,879	92,614,801
Accumulated other comprehensive loss	(18,079,132)	(3,450,746)
Accumulated deficit	(142,297,866)	(106,760,656)
Total stockholders’ deficit	(55,885,245)	(17,561,900)
Total Liabilities and Stockholders’ Deficit	$33,604,439	$12,992,578

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUES, net	$140,314	$61,828	$366,432	$313,908

COST OF GOODS SOLD	128,618	20,997	222,130	132,069
GROSS PROFIT	11,696	40,831	144,302	181,839

OPERATING EXPENSES
Research and development	379,344	368,580	2,331,702	1,455,576
Selling	214,309	103,680	405,608	282,314
General and administrative	3,223,338	2,655,879	9,536,680	7,204,307
	3,816,991	3,128,139	12,273,990	8,942,197

LOSS FROM OPERATIONS	(3,805,295)	(3,087,308)	(12,129,688)	(8,760,358)

OTHER INCOME (EXPENSE)
Gain on debt extinguishment	—	1,019	—	1,019
Loss on debt settlement	—	(266,736)	—	(266,736)
Change in fair value of warrant derivative liabilities	(10,542,000)	132,000	(16,204,000)	75,110
Convertible note inducement expense	—	(1,444,863)	—	(1,444,863)
Interest and other income (loss)	(15,051)	3,318	(36,992)	(56,153)
Interest expense	(2,904,336)	(1,595,625)	(7,164,130)	(3,406,180)
	(13,461,387)	(3,170,887)	(23,405,122)	(5,097,803)

LOSS BEFORE INCOME TAXES	(17,266,682)	(6,258,195)	(35,534,810)	(13,858,161)
INCOME TAXES	—	—	2,400	2,400
NET LOSS	(17,266,682)	(6,258,195)	(35,537,210)	(13,860,561)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on marketable securities	(14,203,879)	7,065	(14,616,291)	6,280
Unrealized foreign currency translation income (loss)	(1,090)	18,899	(12,095)	46,512
	(14,204,969)	25,964	(14,628,386)	52,792
COMPREHENSIVE LOSS	$(31,471,651)	$(6,232,231)	$(50,165,596)	$(13,807,769)
NET LOSS PER COMMON SHARE	$(0.50)	$(0.22)	$(1.02)	$(0.48)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,842,353	29,031,346	34,762,315	28,688,376

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(UNAUDITED)

	Common stock — par value $0.001
	per share, 100,000,000			Accumulated
	shares authorized		Additional	Other
		Common	Paid-in	Comprehensive	Accumulated	Total Stockholders’
	Shares	Stock	Capital	Loss	Deficit	Deficit

Balance, December 31, 2016	34,701,219	$34,701	$92,614,801	$(3,450,746)	$(106,760,656)	$(17,561,900)
Stock issued for cash	144,750	145	1,141,455	—	—	1,141,600
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	6,739,201	—	—	6,739,201
Share-based compensation	—	—	3,751,371	—	—	3,751,371
Conversion of notes payable to common stock	27,642	28	210,051	—	—	210,079
Unrealized loss on marketable securities, net of tax	—	—	—	(14,616,291)	—	(14,616,291)
Foreign currency translation effect	—	—	—	(12,095)	—	(12,095)
Net loss	—	—	—	—	(35,537,210)	(35,537,210)

Balance, September 30, 2017	34,873,611	$34,874	$104,456,879	$(18,079,132)	$(142,297,866)	$(55,885,245)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,537,210)	$(13,860,561)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	18,593	11,210
Amortization of discount of convertible notes	5,695,652	1,807,592
Foreign exchange adjustments on convertible notes and notes payable	77,429	377,288
Gain on debt extinguishment	—	(1,019)
Loss on debt settlement	—	266,736
Share-based compensation	3,751,371	2,259,834
Convertible note inducement expense	—	1,444,863
Change in fair value of warrant derivative liabilities	16,204,000	(75,110)
Net changes in operating assets and liabilities
Investment capital reserve	(31,841,500)	(14,000,000)
Accounts receivable	4,141	88,396
Inventories	(226,934)	(22,892)
Prepaid expenses and other current assets	(89,282)	76,180
Deposits	106,879	18,419
Accounts payable and accrued expenses	1,639,275	1,753,171
Other current liabilities	36,841,500	11,704
Deferred rent	(11,349)	(1,320)
Net cash flows used in operating activities	(3,367,435)	(19,845,509)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(86,215)	(1,897)
Net cash flows used in investing activities	(86,215)	(1,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	4,503,751	2,754,700
Proceeds from convertible notes payable issued	1,200,000	2,461,710
Payments of notes payable	(344,339)	(453,077)
Payments of convertible notes	—	(976,488)
Proceeds from issuance of common stock	1,141,600	22,138,494
Net cash flows provided by financing activities	6,501,012	25,925,339
Effect of exchange rate changes on cash	50,606	78,017

Net increase in cash and cash equivalents	3,097,968	6,155,950
Cash and cash equivalents, beginning of period	1,317,340	472,341
Cash and cash equivalents, end of period	$4,415,308	$6,628,291

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$567,093	$599,038
Income taxes paid	$2,400	$2,400

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Conversion of notes payable to common stock	$200,000	$4,600,930
Conversion of accrued interest payable to common stock	$10,079	$289,175

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2017. Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the nine months ended September 30, 2017 and comparative amounts from the prior fiscal periods:

Inventories — All of the raw material purchased during the nine months ended September 30, 2017 and for the year ended December 31, 2016 was from one vendor. The below table presents inventory by category:

Inventory by category	September 30, 2017	December 31, 2016
Work-in-process	$185,304	$34,462
Finished goods	210,506	131,747
	$395,810	$166,209

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the three months ended September 30, 2017 and 2016 were $18,201 and $9,101, respectively. Advertising costs for the nine months ended September 30, 2017 and 2016 were $35,399 and $24,540, respectively.

Marketable securities — The Company’s marketable securities consist of four securities; (a) 39,250 shares of capital stock of CellSeed, Inc. (“CellSeed”) which are part of 147,100 shares acquired in January 2009 for ¥100,028,000 Japanese Yen (JPY) (equivalent to $1.1 million USD), at ¥680 JPY per share; (b) 849,744 shares of capital stock of KPM Tech Co., Ltd. (“KPM”) which were acquired in October 2016 for ₩14,318,186,400 South Korean Won (KRW) (equivalent to $13 million USD) at ₩16,850 KRW per share; (c) 271,950 shares of capital stock of Hanil Vacuum Co., Ltd. (“Hanil”) which were acquired in October 2016 for ₩1,101,397,500 KRW (equivalent to $1 million USD) at ₩4,050 KRW per share; and (d) 6,643,559 shares of capital stock of Telcon, Inc. (“Telcon”) which were acquired in July 2017 for ₩36,001,446,221 KRW (equivalent to $31.8 million USD) at ₩5,419 KRW per share. As of September 30, 2017 and December 31, 2016, the closing price per share for CellSeed on the Tokyo Stock Exchange was ¥486 JPY ($4.31 USD) and ¥536 JPY ($4.58 USD), respectively, the closing price per share for KPM on the Korean Securities Dealers Automated Quotations (“KOSDAQ”) was ₩1,335 KRW ($1.16 USD) after 1-for-5 reverse stock split effective June 28, 2017 and ₩14,600 KRW ($12.08 USD), respectively, the closing price per share for Hanil on KOSDAQ was ₩2,090 KRW ($1.82 USD) and ₩2,895 KRW ($2.40 USD), respectively. As of September 30, 2017, the closing price per share for Telcon on KOSDAQ was ₩3,920 KRW ($3.42 USD).

As of September 30, 2017, the shares of CellSeed common stock were pledged to secure a $300,000 convertible note of the Company issued to Mitsubishi UFJ Capital III Limited Partnership that is due on demand and were classified as current assets, as marketable securities, pledged to creditor.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Prepaid insurance	$92,806	$100,060
Other prepaid expenses and current assets	144,188	29,144
	$236,994	$129,204

Other current liabilities — Included in the balance of other current liabilities as of September 30, 2017 is the $31.8 million received from Telcon related to an API supply agreement, disclosed in more detail at Note 7, and the upfront payment of $5 million received from Telcon for the distribution agreement.

Fair value measurements — The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Period ended
Warrant Derivative Liabilities—Stock Purchase Warrants	September 30, 2017	December 31, 2016
Balance, beginning of period	$10,600,000	$7,863,000
Change in fair value included in consolidated statements of comprehensive loss	16,204,000	2,737,000
Balance, end of period	$26,804,000	$10,600,000

The value of the liability classified warrants, the value of warrant derivative liabilities and the change in fair value of the liability classified warrants and warrant derivative liabilities were determined using a Binomial Monte-Carlo Cliquet (aka “Ratchet”) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models, except that the exercise price resets at certain dates in the future. The values as of September 30, 2017 and December 31, 2016 and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	September 30, 2017	December 31, 2016	Initial Value
Stock price	$11.50	$6.00	$3.60
Risk-free interest rate	1.30%	1.09%	1.72%
Expected volatility (peer group)	55.70%	68.30%	72.40%
Expected life (in years)	0.95	1.70	5.00
Number outstanding	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$—	$—	$7,541,000
Warrant derivative liabilities	$26,804,000	$10,600,000	$—

Debt and related party debt — The following table presents the effective interest rates on loans originated and refinanced in the respective periods that either had a beneficial conversion feature or an attached warrant:

		Stated	Original		Beneficial	Warrants		Warrant	Effective
		Annual	Loan		Conversion	Issued		FMV	Interest Rate
	Term of	Interest	Principal	Conversion	Discount	with	Exercise	Discount	Including
Type of Loan	Loan	Rate	Amount	Rate	Amount	Notes	Price	Amount	Discounts
2016 convertible notes payable	Due on demand - 2 years	10%	$10,866,291	$3.50 - $4.50	$3,196,544	75,000	$4.70	$161,658	14% - 102%
2017 convertible notes payable	Due on demand - 2 years	10%	8,622,305	$3.50 - $7.60	6,739,199	—	—	—	10% - 110%
Total			$19,488,596		$9,935,743	75,000		$161,658

Related party notes are disclosed as separate line items in the Company’s consolidated balance sheets.

Net loss per share — As of September 30, 2017 and 2016, respectively, potentially dilutive securities exercisable or convertible into 15,617,245 and 14,859,090 shares of Company common stock were outstanding. No potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

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

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2017	December 31, 2016
Equipment	$225,609	$175,410
Leasehold improvements	61,054	30,804
Furniture and fixtures	74,090	74,760
Subtotal	360,753	280,974
Less: accumulated depreciation	(246,172)	(227,244)
Total	$114,581	$53,730

During the three months ended September 30, 2017 and 2016, depreciation expense was $9,236 and $3,808, respectively. During the nine months ended September 30, 2017 and 2016, depreciation expense was $18,593 and $11,210, respectively.

NOTE 4 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	September 30, 2017	December 31, 2016
Accounts payable
Clinical and regulatory expenses	$131,878	$145,239
Legal expenses	91,054	43,700
Consulting fees	233,171	99,800
Accounting fees	350,893	65,267
Selling expenses	145,686	60,724
Investor relations and public relations expenses	43,400	19,931
Other vendors	276,010	41,640
Total accounts payable	1,272,092	476,301
Accrued interest payable, related parties	289,609	274,851
Accrued interest payable	1,533,530	1,441,450
Accrued expenses	692,333	716,886
Deferred salary	291,666	291,666
Total accounts payable and accrued expenses	$4,079,230	$3,201,154

NOTE 5 — NOTES PAYABLE

Notes payable consisted of the following at September 30, 2017 and December 31, 2016:

							Shares				Shares
				Principal	Discount	Carrying	Underlying	Principal	Discount	Carrying	Underlying
				Outstanding	Amount	Amount	Notes September	Outstanding	Amount	Amount	Notes
Year	Interest Rate		Conversion	September 30,	September 30,	September 30,	30,	December 31,	December 31,	December 31,	December 31,
Issued	Range	Term of Notes	Price	2017	2017	2017	2017	2016	2016	2016	2016
Notes payable
2013	10%	Due on demand	—	$887,000	$—	$887,000	—	$854,900	$—	$854,900	—
2015	10%	Due on demand	—	10,000	—	10,000	—	2,406,194	—	2,406,194	—
2016	10% - 11%	Due on demand	—	843,335	—	843,335	—	833,335	—	833,335	—
2017	5% - 11%	Due on demand	—	6,149,498	—	6,149,498	—	—	—	—	—
				$7,889,833	$—	$7,889,833	—	$4,094,429	$—	$4,094,429	—

		Current		$7,889,833	$—	$7,889,833	—	$4,094,429	$—	$4,094,429	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8%	Due on demand	—	$300,000	$—	$300,000	—	$500,000	$—	$500,000	—
2013	8%	Due on demand	—	—	—	—	—	50,000	—	50,000	—
2015	10% - 11%	Due on demand	—	400,000	—	400,000	—	514,340	—	514,340	—
2016	10% - 11%	Due on demand	—	850,510	—	850,510	—	860,510	—	860,510	—
2017	10%	Due on demand	—	915,751	—	915,751	—	—	—	—	—
				$2,466,261	$—	$2,466,261	—	$1,924,850	$—	$1,924,850	—

		Current		$2,466,261	$—	$2,466,261	—	$1,924,850	$—	$1,924,850	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$3.05 - $3.60	480,747	—	480,747	165,647	452,168	—	452,168	152,986
2015	10%	2 years	$4.50	881,070	649	880,421	234,200	2,904,800	104,389	2,800,411	889,115
2016	10%	1 - 2 years	$3.60 - $4.50	3,720,174	145,837	3,574,337	967,687	8,126,129	1,475,744	6,650,385	2,193,687
2017	10%	Due on demand - 2 years	$3.50 - $7.60	8,097,305	2,477,196	5,620,109	2,241,804	—	—	—	—
				$13,479,296	$2,623,682	$10,855,614	3,707,623	$11,783,097	$1,580,133	$10,202,964	3,334,073

		Current		$12,802,744	$2,228,891	$10,573,853	3,509,426	$10,499,303	$1,294,296	$9,205,007	2,984,161
		Non-current		$676,552	$394,791	$281,761	198,197	$1,283,794	$285,837	$997,957	349,912
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$254,000	$—	$254,000	82,747	$254,000	$—	$254,000	94,532
2015	10%	2 years	$4.50	220,000	—	220,000	58,118	220,000	—	220,000	54,463
				$474,000	$—	$474,000	140,865	$474,000	$—	$474,000	148,995

		Current		$474,000	$—	$474,000	140,865	$474,000	$—	$474,000	148,995
		Non-current		$—	$—	$—	—	$—	$—	$—	—
		Grand Total		$24,309,390	$2,623,682	$21,685,708	3,848,488	$18,276,376	$1,580,133	$16,696,243	3,483,068

The weighted-average stated interest rate of notes payable as of September 30, 2017 and December 31, 2016 was 9%. The weighted-average effective interest rate of notes payable for the nine-month period ended September 30, 2017 and the year ended December 31, 2016 was 31% and 27%, respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into Company common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $7.60 per share. Certain notes with a $4.50 or a $7.60 stated conversion price in the second year of their two-year term are subject to automatic conversion into shares of Company common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All notes due on demand are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	September 30, 2017
2017	$21,796,787
2018	$1,957,012
2019	$555,591
Total	$24,309,390

The Company estimated the total fair value of any beneficial conversion feature and accompanying warrants in allocating the note proceeds. The proceeds allocated to the beneficial conversion feature were determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of Company common stock as of the date of issuance (see Note 2). The fair value of the warrants issued in conjunction with notes was determined using the Black Scholes Merton Option Pricing Model with the following inputs for the periods ended December 31, 2016. The Company did not issue any warrants in conjunction with notes in the nine months ended September 30, 2017.

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

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of September 30, 2017. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share.

The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of September 30, 2017. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of $2,545,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

As of September 30, 2017, the aggregate fair value of the Private Placement warrants, replacement warrants and the Broker Warrants was $26,804,000 (see Note 2). For further details regarding registration rights associated with the Private Placement warrants, replacement warrants and Broker Warrants, see the Registration Rights section below in this footnote.

A summary of outstanding warrants as of September 30, 2017 and December 31, 2016 is presented below:

	September 30, 2017	December 31, 2016
Warrants outstanding, beginning of period	5,024,668	3,530,918
Granted	—	1,493,750
Exercised	—	—
Cancelled, forfeited or expired	—	—
Warrants outstanding, end of period	5,024,668	5,024,668

A summary of outstanding warrants by year issued and exercise price as of September 30, 2017 is presented below:

		Outstanding			Exercisable
Exercise Price		Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
At December 31, 2013
	$3.30	50,000	0.58	$3.30	50,000	$3.30
	$3.50	2,225,036	0.95	$3.50	2,225,036	$3.50
	2013 total	2,275,036			2,275,036

At December 31, 2014
	$3.50	1,145,465	0.98	$3.50	1,145,465	$3.50
	2014 total	1,145,465			1,145,465

At December 31, 2015
	$4.90	110,417	2.43	$4.90	110,417	$4.90
	2015 total	110,417			110,417
At December 31, 2016
	$4.50	118,750	3.75	$4.50	118,750	$4.50
	$4.70	75,000	3.59	$4.70	75,000	$4.70
	$5.00	1,300,000	3.61	$5.00	1,300,000	$5.00
2016 Total		1,493,750			1,493,750
September 30, 2017 Total		5,024,668			5,024,668

Stock options — During the nine months ended September 30, 2017, no options were granted by the Company. During the year ended December 31, 2016, the Company granted 2,596,200 options to its officers, directors and employees. Of these options, 300,000 granted to directors of the Company will vest in equal one-third installments on each of the first three anniversaries of the grant date, have an exercise price of $4.70 per share and are exercisable through 2026. The remaining 2,296,200 options will vest one-third on the first anniversary of the grant date and two-thirds in 24 approximately equal monthly installments thereafter. These options have an exercise price of $5.00 per share and are exercisable through 2026. As of September 30, 2017, there were 6,744,089 options outstanding under the Company’s 2011 Stock Incentive Plan.

Summaries of outstanding options as of September 30, 2017 and December 31, 2016 are presented below.

	September 30, 2017		December 31, 2016
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	6,955,200	$4.10	4,753,335	$3.60
Granted or deemed issued	—	$—	2,596,200	$4.97
Exercised	—	$—	(15,866)	$3.60
Cancelled, forfeited and expired	(211,111)	$5.00	(378,469)	$3.91
Options outstanding, end of period	6,744,089	$4.07	6,955,200	$4.10
Options exercisable, end of period	5,432,373	$3.85	4,372,667	$3.59
Options available for future grant, end of period	2,255,911		2,044,800

During the nine months ended September 30, 2017 and 2016, the Company recognized $3.8 million and $2.3 million, respectively, of share-based compensation expense arising from stock options. As of September 30, 2017, there was $4.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s 2011 Stock Incentive Plan. That expense is expected to be recognized over the weighted-average remaining period of 1.5 years.

Registration rights — Pursuant to the Subscription Agreements relating to the Private Placement and certain warrants, as well as the replacement warrants issued on June 10, 2014, the Company agreed to use its commercially reasonable best efforts to have on file with the SEC, by September 11, 2014 and at the Company’s sole expense, a registration statement to permit the public resale of 4,115,966 shares of Company common stock and 3,320,501 shares of common stock underlying warrants (collectively, the “Registrable Securities”). In the event such registration statement includes securities to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act of 1933, as amended (the “Securities Act”), and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such registration statement that the number of Registrable Securities proposed to be sold in such offering is greater than the number of such securities which can be included in such offering without materially adversely affecting such offering, the Company will include in such registration the following securities in the following order of priority: (i) any securities the Company proposes to sell, and (ii) the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above apply until all Registrable Securities have been sold pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing. If the shares of common stock underlying these warrants to purchase 3,320,501 shares are not registered for resale at the time of exercise, and the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of September 30, 2017, based on a fair market value of a share of Company common stock of $11.50 and 3,320,501 warrants issued and outstanding and eligible for cashless exercise, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 2,309,914  shares. If the fair market value of a share of Company common stock were to increase by $1.00 from $11.50 to $12.50, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 2,390,761 shares as of September 30, 2017.

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

On August 29, 2017, the Company signed a distributor agreement, effective as of August 23, 2017, with Megapharm Ltd., an Israeli Corporation (“Megapharm”), under which the Company granted Megapharm the exclusive rights to distribute its FDA approved product Endari™ (L-glutamine oral powder) in Israel and the Palestinian Authority, or the territories.

The term of the distributor agreement is for seven years from the product registration approval in the territories, unless earlier terminated as provided therein, and will renew automatically for successive one-year terms unless terminated by either party by written notice to the other party no less than 60 days prior to the date the term would renew.

In the distributor agreement, Megapharm agrees to use its reasonable best efforts to actively and diligently promote the sale of Endari in the territories and to maintain a competent and experienced sales force to serve each of the territories. Megapharm also agrees in the distributor agreement to purchase from the Company specified annual minimum quantities of Endari during each of the first five years of the term. The distributor agreement contains customary representations and warranties of the parties and customary mutual indemnification provisions.

Operating leases — The Company leases its office space under operating leases with unrelated entities. The rent expense during the three months ended September 30, 2017 and 2016 amounted to $134,585 and $151,958, respectively. The rent expense during the nine months ended September 30, 2017 and 2016 amounted to $427,687 and $443,921, respectively.

Future minimum lease payments under the agreements are as follows as of September 30, 2017:

Year	Amount
2017 (three months)	$137,206
2018	537,731
2019	150,755
2020	2,240
$827,932

Management Control Acquisition Agreement — As previously reported in its Form 8-K filed on June 19, 2017 and Form 10-Q filed on August 17, 2017, that on June 12, 2017, the Company entered into a Management Control Acquisition Agreement (the “MCAA”) with Telcon Holdings, Inc. (“Telcon Holdings”), a Korean corporation, and Telcon (“Telcon”), a Korean-based public company whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In accordance with the MCAA, the Company invested ₩36.0 billion KRW (approximately $31.8 million USD) to purchase 6,643,559 shares of Telcon’s common stock shares at a purchase price of ₩5,419 KRW (approximately $4.79 USD) per share. Upon consummation of the MCAA, the Company became Telcon’s largest shareholder owning approximately 10.3% of Telcon’s outstanding common stock shares and received representation on its board of directors.

Subsequent to entering into the MCAA, the Company held discussions with Telcon Holdings and Telcon to re-negotiate and clarify certain of the terms in the MCAA. On September 29, 2017, the Company executed a revised agreement with Telcon Holdings and Telcon which called for the Company’s representatives on Telcon’s board of directors to resign effective as of September 29, 2017 and granted the voting rights of the Company’s shares of Telcon’s common stock to Telcon Holdings to change the composition of the board of directors of Telcon. In addition, the revised agreement contains a provision for Telcon Holdings or any persons designated by Telcon Holdings to lend to the Company a bridge loan for $3.5 million. The Company shall repay the loan in full along with any interest accrued at 5% per annum immediately upon receipt of the $10 million due by December 31, 2017 under the distribution agreements for diverticulosis treatment for the geographical regions of Korea, Japan, China, and Australia. The loan is collateralized by a $5 million security interest in the amount due to the Company for the aforementioned distribution agreements as well as by shares of Telcon and KPM held by the Company pledged as additional security interest for the loan.

API Supply Agreement — The Company had previously reported in its Form 8-K filed on June 19, 2017, that on June 12, 2017, the Company entered into an API Supply Agreement (the “API Agreement”) with Telcon pursuant to which Telcon paid the Company approximately ₩36 billion KRW (approximately $31.8 million USD) in consideration of the right to supply 25% of the Company’s requirements for bulk containers of pharmaceutical grade L-glutamine for a fifteen-year term. Due to unforeseen circumstances, the Company and Telcon held new discussions to re-negotiate certain terms of the API Agreement. The Company and Telcon made significant changes to critical terms of the API Agreement, which resulted in the Company and Telcon signing a Raw Material Supply Agreement (“Revised API Agreement”) on July 12, 2017. The Revised API Agreement is effective for a term of five years with 10 one-year renewal periods for a maximum of 15 years and the agreement will automatically renew unless terminated by either party in writing. The Revised API Agreement does not include yearly purchase commitments or margin guarantees, but revises the API Agreement such that a unit price is established for 940,000 kilograms of pharmaceutical grade L-glutamine at $50 USD per kilogram for a total of $47 million over the 15 years. The Revised API Supply Agreement is silent on yearly purchase commitments and margin guarantees on purchases of $5 million and $2.5 million, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to the Company’s loans from related parties outstanding as of September 30, 2017:

Class	Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at September 30, 2017	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at September 30, 2017
Notes payable to related parties—current:
	Hope Hospice(1)	8%	1/17/2012	Due on demand	$—	$200,000	$200,000	$7,331	$—	—
	Hope Hospice(1)	8%	6/14/2012	Due on demand	200,000	200,000	—	8,000	—	—
	Hope Hospice(1)	8%	6/21/2012	Due on demand	100,000	100,000	—	4,000	—	—
	Hope Hospice(1)	8%	2/11/2013	Due on demand	—	50,000	50,000	1,559	—	—
	Hope Hospice(1)	10%	1/7/2015	Due on demand	100,000	100,000	—	—	—	—
	Yutaka Niihara(2)(3)	10%	5/21/2015	Due on demand	—	826,105	94,339	61,829	—	—
	Masaharu & Emiko Osato(3)	11%	12/29/2015	Due on demand	300,000	300,000	—	—	—	—
	Lan T. Tran(2)	11%	2/10/2016	Due on demand	130,510	130,510	—	—	—	—
	Masaharu & Emiko Osato(3)	11%	2/25/2016	Due on demand	400,000	400,000	—	—	—	—
	Hope Hospice(1)	10%	4/4/2016	Due on demand	50,000	50,000	—	—	—	—
	Lan T. Tran(2)	10%	4/29/2016	Due on demand	20,000	20,000	—	—	—	—
	Hope Hospice(1)	10%	6/3/2016	Due on demand	250,000	250,000	—	—	—	—
	Lan T. Tran(2)	10%	2/9/2017	Due on demand	12,000	12,000	—	—	—	—
	Yutaka Niihara(2)(3)	10%	9/14/2017	Due on demand	903,751	903,751	—	—	—	—
				Sub total	$2,466,261	$3,542,366	$344,339	$82,719	$—	—
Convertible notes payable to related parties—current:
	Yasushi Nagasaki(2)	10%	6/29/2012	Due on demand	$254,000	$388,800	$134,800	$57,886	$3.30	82,747
	Charles & Kimxa Stark(2)	10%	10/1/2015	2 years	20,000	20,000	—	—	4.50	5,333
	Yutaka & Soomi Niihara(2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	4.50	52,785
				Sub total	$474,000	$608,800	$134,800	$57,886	—	140,865

				Total	$2,940,261	$4,151,166	$479,139	$140,605	—	140,865

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

(1)         Dr. Niihara, the Company’s Chairman and Chief Executive Officer, is also the CEO of Hope Hospice.

(2)         Officer and/or Management.

(3)         Director.

(4)         Family of Officer/Director.

NOTE 9 — GEOGRAPHIC INFORMATION

For the nine months ended September 30, 2017 and 2016, the Company earned revenue from countries outside of the United States as set forth in the table below:

Country	Revenues for the Nine Months Ended September 30, 2017	% of Total Revenue for the Nine Months Ended September 30, 2017	Revenues for the Nine Months Ended September 30, 2016	% of Total Revenue for the Nine Months Ended September 30, 2016
Japan	$119,033	32%	$120,280	38%
Taiwan	180,854	49%	138,313	44%

For the three months ended September 30, 2017 and 2016, the Company earned revenue from countries outside of the United States as set forth in the table below:

Country	Revenues for the Three Months Ended September 30, 2017	% of Total Revenue for the Three Months Ended September 30, 2017	Revenues for the Three Months Ended September 30, 2016	% of Total Revenue for the Three Months Ended September 30, 2016
Japan	$48,185	34%	$39,185	63%
Taiwan	67,087	48%	4,046	7%

The Company did not have any significant currency translation or foreign transaction adjustments during the nine months ended September 30, 2017 or 2016.

NOTE 10 — SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company issued the following:

Notes issued after September 30, 2017	Amount	Annual Interest Rate	Term of Note	Conversion Price
Convertible notes	$5,200,000	10%	1 - 2 Years	$10.00
Total	$5,200,000

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

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, obtaining the U.S. Food and Drug Administration (“FDA”) and other regulatory authorization to market our drug and biological products, successful completion of our clinical trials, our ability to commercialize Endari™ (pharmaceutical grade L-glutamine oral powder), our reliance on third-party manufacturers for our drug products, market acceptance of our products, our dependence on licenses for certain of our products, our reliance on the expected growth in demand for our products, exposure to product liability and defect claims, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements.

Company Overview

We are a biopharmaceutical company engaged in the discovery, development and commercialization of innovative treatments and therapies primarily for rare and orphan diseases. We are currently focusing on sickle cell disease (“SCD”), a genetic disorder and a significant unmet medical need. Our lead product Endari is an oral pharmaceutical grade L-glutamine treatment that demonstrated positive clinical results in our completed Phase 3 clinical trial for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD.

In the Phase 3, double-blind, placebo-controlled, parallel-group, multi-center clinical trial which enrolled a total of 230 adult and pediatric patients as young as five years of age, at 31 sites in the United States, Endari was administered up to 30 grams per day and demonstrated a 25% decrease in the median frequency of sickle cell crises and 33% decrease in the median number of hospitalizations, as compared to placebo. Based on an analysis, utilizing pre-specified statistical methods, the difference between groups was statistically significant; p=0.0052 and p=0.0045, respectively. Other clinically relevant endpoints showed similar results such as a 66% lower incidence of acute chest syndrome (p=0.0028), 41% less cumulative days in hospital (p=0.022) and 56% delay in onset of the first sickle cell crisis (p=0.0152). The safety data collected demonstrated a safety profile similar to that of placebo.

Based on the results of the Phase 3 clinical trial and other supportive studies, Endari was approved for marketing by the FDA on July 7, 2017. Endari represents the first treatment for pediatric patients with SCD, and the first new treatment in nearly 20 years for adult patients.

Endari has received Orphan Drug designation from both the FDA and the European Commission (“EC”). We intend to market Endari in the U.S. by building our own targeted sales force and to utilize strategic partnerships to market Endari in any foreign jurisdictions in which we are able to obtain marketing approval.

We have extensive experience in the field of SCD, including the development, outsourced manufacturing and conduct of clinical trials of Endari. Our Chairman of the Board and Chief Executive Officer, Yutaka Niihara, M.D., M.P.H., is a leading hematologist in the field of SCD. Dr. Niihara is licensed to practice medicine in both the United States and Japan and has been actively engaged in SCD research and the care of patients with SCD for over 20 years, primarily at the University of California Los Angeles and the Los Angeles Biomedical Research Institute at Harbor-UCLA Medical Center (“LA BioMed”), a nonprofit biomedical research institute.

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

Our future capital requirements are substantial and may increase beyond our current expectations depending on many factors, including, but not limited to: our success in commercializing Endari in the U.S. or elsewhere; the duration and results of the clinical trials for our other product candidates; unexpected delays or developments when seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; current and future unexpected developments encountered in implementing our business development and commercialization strategies; the outcome of any future litigation; and further arrangements, if any, with collaborators.

Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of September 30, 2017, our accumulated deficit was $142.3 million and we had cash and cash equivalents of $4.4 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and debt financings and loans, including loans from related parties.

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

Financial Overview

Revenue

Since our inception in 2000, we have had limited revenue from the sale of NutreStore, an FDA-approved prescription drug to treat SBS and AminoPure, a nutritional supplement. We have funded operations principally through the private placement of equity securities and debt financings. Our operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, developing and sponsoring clinical trials of Endari for SCD, manufacturing products and maintaining and improving our patent portfolio.

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

At this time, due to the inherently unpredictable nature of the process for developing drugs, biologics and cell-based therapies and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in obtaining regulatory approval of Endari outside the U.S. and the continued development of our other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in the Annual Report under the headings “Risk Factors—Risks Related to Development of our Product Candidates,” “Risk Factors—Risks Related to our Reliance on Third Parties,” and “Risk Factors—Risks Related to Regulatory Approval of our Product Candidates and Other Legal Compliance Matters.”

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

Inventories

Inventories consist of finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchased during three months and nine months ended September 30, 2017 and 2016 was from one vendor.

Results of Operations

Three months ended September 30, 2017 and 2016

Net Losses. Net losses increased by $11.0 million, or 176%, to $17.3 million from $6.3 million for the three months ended September 30, 2017 and 2016, respectively. The increase in losses is primarily a result of increased other expenses and operating expenses, in each case as discussed below. We anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit.

Revenues, Net. Net revenues increased by $78,000, or 127%, to $140,000 from $62,000 for the three months ended September 30, 2017 and 2016. Combined revenues from our AminoPure, L-glutamine nutritional supplement product, and our NutreStore, L-glutamine powder for oral solution for treatment of SBS, increased due to higher demands during these periods.

Cost of Goods Sold. Cost of goods sold increased by $108,000, or 513%, to $129,000 from $21,000 for the three months ended September 30, 2017 and 2016. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the three months ended September 30, 2017 and 2016 was from one vendor. Cost of goods sold increased due to increased sales of AminoPure in Taiwan and a $62,000 increase in inventory reserve for AminoPure.

Research and Development Expenses. Research and development expenses stayed approximately the same at around $0.4 million for the three months ended September 30, 2017 and 2016. We expect continued research and development costs in the rest of 2017 to support work on marketing approvals outside the U.S.

Selling Expenses. Selling expenses increased by $110,000, or 107%, to $214,000 from $104,000 for the three months ended September 30, 2017 and 2016. Selling expenses include the costs for marketing of Endari, distribution and freight for NutreStore, as well as advertisement, travel and salaries and wages for AminoPure. The increase was primarily due to an increase in the marketing expense for Endari.

General and Administrative Expenses. General and administrative expenses increased by $0.6 million, or 21%, to $3.2 million from $2.6 million for the three months ended September 30, 2017 and 2016. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. This increase was primarily due to an increase of $0.9 million in professional fees, and a $0.1 million increase in travel expenses, offset by a $0.3 million decrease in share-based compensation expense and a $0.1 million decrease in fundraising fees.

Other Income and Expense. Total other expense increased by $10.3 million, or 325%, to $13.5 million expense for the three months ended September 30, 2017, compared to $3.2 million in other expense for the three months ended September 30, 2016. The increase was primarily due to a negative change in the fair value of the warrant derivative liabilities of $10.7 million and an increase in interest expense of $1.3 million, offset by a decrease in convertible note inducement expense of $1.4 million and an absence of litigation settlement expense of $0.3 million.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•                  to build a sales and marketing team to commercialize Endari in the U.S.;

•                  as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company; and

•                  to support research and development activities, which we expect to expand as we undertake to obtain marketing approval for Endari outside the U.S. and as development of our product candidates continues.

Nine months ended September 30, 2017 and 2016

Net Losses. Net losses increased by $21.7 million, or 156%, to $35.5 million from $13.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in losses is primarily a result of increased other expenses and operating expenses, in each case as discussed below. We anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit.

Revenues, Net. Net revenues increased by $52,000, or 17%, to $366,000 from $314,000 for the nine months ended September 30, 2017 and 2016. Combined revenues from our AminoPure, L-glutamine nutritional supplement product, and our NutreStore, L-glutamine powder for oral solution for treatment of SBS, increased during these periods.

Cost of Goods Sold. Cost of goods sold increased by $90,000, or 68%, to $222,000 from $132,000 for the nine months ended September 30, 2017 and 2016. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the nine months ended September 30, 2017 and 2016 was from one vendor. Cost of goods sold increased due to increased sales as well as a $62,000 increase in inventory reserve associated with AminoPure.

Research and Development Expenses. Research and development expenses increased by $0.9 million, or 60%, to $2.3 million from $1.4 million for the nine months ended September 30, 2017 and 2016. This increase was primarily due to an increase in the regulatory consulting expenses incurred in preparation for the meeting with the FDA Advisory Committee on May 24, 2017. We expect continued research and development costs in 2017 to support work on marketing approvals outside the U.S.

Selling Expenses. Selling expenses increased slightly by $123,000, or 44%, to $406,000 from $283,000 for the nine months ended September 30, 2017 and 2016. Selling expenses include the costs for marketing of Endari, distribution and freight for NutreStore, as well as advertisement, travel and salaries and wages for AminoPure. The increase was primarily due to an increase in marketing expense for Endari.

General and Administrative Expenses. General and administrative expenses increased by $2.3 million, or 32%, to $9.5 million from $7.2 million for the nine months ended September 30, 2017 and 2016. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. This increase was primarily due to an increase of $1.5 million in share-based compensation expense and an increase of $0.7 million in professional fees.

Other Income and Expense. Total other expense increased by $18.3 million, or 359%, to $23.4 million expense for the nine months ended September 30, 2017, compared to $5.1 million in other expense for the nine months ended September 30, 2016. The increase was primarily due to a negative change in the fair value of the warrant derivative liabilities of $16.2 million and an increase in interest expense of $3.8 million, offset by a decrease in convertible note inducement expense of $1.4 million and an absence of litigation settlement expense of $0.3 million.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•                  to build a sales and marketing team to commercialize Endari in the U.S.;

•                  as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company; and

•                  to support research and development activities, which we expect to expand as we undertake to obtain marketing approval for Endari outside the U.S. and as development of our product candidates continues.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $4.4 million as of September 30, 2017, we do not have sufficient operating capital for our business without raising additional capital. We incurred a net loss of $35.5 million for the nine months ended September 30, 2017 and had an accumulated deficit at September 30, 2017 of $142.3 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of Endari in the U.S., NDA submission activities for Endari outside the U.S., research costs for the corneal cell sheets using Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company and additional expenses that may be associated with pursuing a possible initial public offering. We have previously relied on unregistered equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of September 30, 2017, we had outstanding notes payable in an aggregate principal amount of $24.3 million, consisting of $10.3 million of non-convertible promissory notes and $14.0 million of convertible notes. Of the $24.3 million aggregate principal amount of notes outstanding as of September 30, 2017, approximately $23.6 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of Endari and the development in the United States of CAOMECS-based cell sheet technology.

We have had recurring operating losses, have a significant amount of notes payable and other obligations due within the next years and projected operating losses including the expected costs relating to the commercialization of Endari that exceed both the existing cash balances and cash expected to be generated from operations for at least the next year. In order to meet our expected obligations, management intends to raise additional funds through equity or debt financings. In addition, we may seek to raise additional funds through collaborations with other companies and financing from other sources and a possible initial public offering. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all. Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.

Our cash burn rate for the first nine months ended September 30, 2017 was approximately $0.4 million per month.

Our cash flow from operations is not adequate and our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: our success in commercializing Endari in the U.S.; the number, duration and results of the clinical trials for our other product candidates; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business and commercialization strategies; the outcome of any future litigation; and further arrangements, if any, with collaborators. We will rely, in part, on sales of AminoPure and NutreStore. Revenues from both products are currently not significant and we are unsure whether sales of these products will increase. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. Until we can generate a sufficient amount of product revenue, there can be no assurance of the availability of such capital on terms acceptable to us or at all.

For the nine months ended September 30, 2017 and during the year ended December 31, 2016, we borrowed $5.7 million and $7.4 million, respectively, pursuant to convertible notes and non-convertible promissory notes, of which $0.9 million and $2.2 million, respectively, have been issued to related parties. As of September 30, 2017 and December 31, 2016, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $24.3 million and $18.3 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 5% to 11% and, except for the 2011 convertible note listed below in the principal amount of $0.3 million, are unsecured. The net proceeds of the loans were used for working capital purposes.

The table below lists our outstanding notes payable as of September 30, 2017 and December 31, 2016 and the material terms of our outstanding borrowings:

							Shares				Shares
				Principal	Discount	Carrying	Underlying	Principal	Discount	Carrying	Underlying
				Outstanding	Amount	Amount	Notes September	Outstanding	Amount	Amount	Notes
Year	Interest Rate		Conversion	September 30,	September 30,	September 30,	30,	December 31,	December 31,	December 31,	December 31,
Issued	Range	Term of Notes	Price	2017	2017	2017	2017	2016	2016	2016	2016
Notes payable
2013	10%	Due on demand	—	$887,000	$—	$887,000	—	$854,900	$—	$854,900	—
2015	10%	Due on demand	—	10,000	—	10,000	—	2,406,194	—	2,406,194	—
2016	10% - 11%	Due on demand	—	843,335	—	843,335	—	833,335	—	833,335	—
2017	5% - 11%	Due on demand	—	6,149,498	—	6,149,498	—	—	—	—	—
				$7,889,833	$—	$7,889,833	—	$4,094,429	$—	$4,094,429	—

		Current		$7,889,833	$—	$7,889,833	—	$4,094,429	$—	$4,094,429	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8%	Due on demand	—	$300,000	$—	$300,000	—	$500,000	$—	$500,000	—
2013	8%	Due on demand	—	—	—	—	—	50,000	—	50,000	—
2015	10% - 11%	Due on demand	—	400,000	—	400,000	—	514,340	—	514,340	—
2016	10% - 11%	Due on demand	—	850,510	—	850,510	—	860,510	—	860,510	—
2017	10%	Due on demand	—	915,751	—	915,751	—	—	—	—	—
				$2,466,261	$—	$2,466,261	—	$1,924,850	$—	$1,924,850	—

		Current		$2,466,261	$—	$2,466,261	—	$1,924,850	$—	$1,924,850	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$3.05 - $3.60	480,747	—	480,747	165,647	452,168	—	452,168	152,986
2015	10%	2 years	$4.50	881,070	649	880,421	234,200	2,904,800	104,389	2,800,411	889,115
2016	10%	1 - 2 years	$3.60 - $4.50	3,720,174	145,837	3,574,337	967,687	8,126,129	1,475,744	6,650,385	2,193,687
2017	10%	Due on demand - 2 years	$3.50 - $7.60	8,097,305	2,477,196	5,620,109	2,241,804	—	—	—	—
				$13,479,296	$2,623,682	$10,855,614	3,707,623	$11,783,097	$1,580,133	$10,202,964	3,334,073

		Current		$12,802,744	$2,228,891	$10,573,853	3,509,426	$10,499,303	$1,294,296	$9,205,007	2,984,161
		Non-current		$676,552	$394,791	$281,761	198,197	$1,283,794	$285,837	$997,957	349,912
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$254,000	$—	$254,000	82,747	$254,000	$—	$254,000	94,532
2015	10%	2 years	$4.50	220,000	—	220,000	58,118	220,000	—	220,000	54,463
				$474,000	$—	$474,000	140,865	$474,000	$—	$474,000	148,995

		Current		$474,000	$—	$474,000	140,865	$474,000	$—	$474,000	148,995
		Non-current		$—	$—	$—	—	$—	$—	$—	—
		Grand Total		$24,309,390	$2,623,682	$21,685,708	3,848,488	$18,276,376	$1,580,133	$16,696,243	3,483,068

Cash flows for the nine months ended September 30, 2017 and September 30, 2016

Net cash used in operating activities

Net cash flows used in operating activities decreased by $16.4 million, or 83%, to $3.4 million from $19.8 million for the nine months ended September 30, 2017 and 2016, respectively. This decrease was primarily due to a $18.5 million increase of working capital and a $19.6 million increase in the non-cash adjustments to net loss, partially offset by a $21.7 million increase in net loss. The increase in non-cash adjustments to net loss was primarily attributable to: $16.2 million for the change in the fair value of warrant derivative liabilities, a $3.9 million increase in amortization of discount of convertible notes and a $1.5 million increase in share-based compensation, offset by a $1.4 million decrease in convertible note inducement expense. The increase of working capital primarily consisted of $36.8 million increase in other current liabilities for the funds received related to an API supply agreement and the upfront payment for a distribution agreement, offset by $17.8 million decrease in investment capital reserve which we reserved to finance our reciprocal investments in Telcon, KPM and Hanil common shares (see Note 7).

Net cash used in investing activities

Net cash flows used in investing activities increased to $0.1 million from $0 for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in investing activities included purchases of property and equipment.

Net cash from financing activities

Net cash flows from financing activities decreased by $19.4 million, or 75%, to $6.5 million from $25.9 million for the nine months ended September 30, 2017 and 2016, respectively, as a result of a $21.0 million decrease in proceeds of issuance of common stock and a $1.3 million decrease in proceeds from issuance of convertible promissory notes, partially offset by a $1.8 million increase in proceeds from non-convertible notes payable issued and a $1.1 million decrease in repayment of convertible and non-convertible promissory notes.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2016. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have identified the following control deficiencies that constituted material weaknesses in the Company’s internal control over financial reporting as of September 30, 2017, the first of which they have also determined to exist as of December 31, 2015 and 2016:

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

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Risks Related to Commercialization of Endari

We are at an early stage in the commercialization of Endari, and have limited sales experience. We cannot predict if or when we will generate sufficient revenues to become profitable.

On July 7, 2017, Endari for treatment of SCD was approved for sale by the U.S. Food and Drug Administration ( “FDA”). We have limited experience in commercializing products. As a result, there is not enough historical basis upon which to assess how we will respond to regulatory, competitive or other challenges to our ability to sell Endari on a profitable basis, and it is difficult to predict the amount of revenues or profits, if any, that we will generate from the sale of Endari.

Our ability to generate sufficient revenues from Endari and to transition to profitability and generate positive cash flow will depend on numerous factors described in the following risk factors, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses to continue to increase in the near-term as we seek to commercialize Endari, and we may not be able to generate sufficient revenues to offset this anticipated increase in expenses. If we are unable to transition to profitability and generate positive cash flow over time, our business, results of operations and financial condition would be materially and adversely affected, which could result in our inability to continue operations.

We are dependent on the commercial success of our approved product, Endari, and, although we expect to generate revenue from sales of Endari, we may never become profitable.

In the near term, our ability to become profitable will depend upon the commercial success of our approved product, Endari, which we anticipate launching in the fourth quarter of 2017. In addition to the risks discussed elsewhere in this section, our ability to generate future revenues from the sale of Endari will depend on a number of factors, including, but not limited to:

•                                          achievement of broad market acceptance and coverage by third-party payors for Endari;

•                                          the effectiveness of our efforts in marketing and selling Endari;

•                                          our and our contract manufacturers’ ability to successfully manufacture commercial quantities of Endari at acceptable cost levels and in compliance with regulatory requirements;

•                                          our ability to maintain a cost-efficient commercial organization and, to the extent we seek to do so, successfully partner with additional third parties;

•                                          our ability to successfully expand and maintain intellectual property protection for Endari;

•                                          our ability to effectively work with physicians to ensure that patients are treated to an effective dose of Endari;

•                                          the efficacy and safety of Endari; and

•                                          our ability to comply with ongoing regulatory requirements.

Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict the extent to which we will generate revenues from Endari or the timing for when or the extent to which we will become profitable, if ever. Even if we do achieve significant revenues from Endari and become profitable, we may not be able to sustain our revenues or maintain or increase profitability on an ongoing basis.

If Endari does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate from that product will be limited.

The commercial success of Endari will depend upon the acceptance of the product by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement for the product by third-party payors is also necessary for commercial success. The degree of market acceptance of Endari will depend on a number of factors, including:

•                                          acceptance by physicians and patients of the product as a safe and effective treatment;

•                                          the relative convenience and ease of administration;

•                                          the prevalence and severity of adverse side effects;

•                                          limitations or warnings contained in Endari’s FDA-approved labeling;

•                                          availability and perceived advantages of alternative treatments;

•                                          any negative publicity related to Endari or our competitors’ products;

•                                          the effectiveness of our or any current or future collaborators’ sales, marketing and distribution strategies;

•                                          pricing and cost effectiveness;

•                                          our ability to obtain sufficient third-party payor coverage and reimbursement;

•                                          the willingness of patients to pay out of pocket in the absence of third-party payor coverage; and

•                                          our ability to maintain compliance with regulatory requirements.

Our efforts to educate the medical community and third-party payors on the benefits of Endari and gain broad market acceptance may require significant resources and may never be successful. If Endari does not achieve an adequate level of acceptance by physicians, third-party payors and patients, we may not generate sufficient revenue from that product to become or remain profitable.

In addition, SCD treatments can be costly to third-party payors and patients. Accordingly, hospitals and physicians may resist prescribing Endari and third-party payors, and patients may not purchase Endari due to cost.

We have no internal manufacturing capabilities; we will be dependent on third parties in our supply chain for the commercial supply of Endari; and if we fail to maintain our supply and manufacturing relationships with these third parties or develop new relationships with other third parties, we may be unable to commercialize Endari.

We will rely on third parties for the commercial supply of Endari. Our ability to commercially supply Endari will depend, in part, on our ability to successfully outsource most, if not all, of the aspects of its manufacturing at competitive costs, in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to commercialize Endari.

We will purchase pharmaceutical grade L-glutamine utilized in connection with Endari from third parties. Our ability to obtain pharmaceutical grade L-glutamine in sufficient quantities and quality, and on a timely basis, is critical to our commercialization of Endari. There is no assurance that these suppliers will produce pharmaceutical grade L-glutamine in the quantities and quality and at the times it is needed, if at all. Moreover, the replacement of any of these suppliers could lead to significant delays and increases in our costs.

The manufacture of pharmaceutical products generally requires significant expertise and capital investment, often including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems can include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Additionally, our manufacturers may experience difficulties due to resource constraints, labor disputes, unstable political environments or natural disasters. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations for any reason, our ability to commercially supply Endari could be jeopardized. Any delay or interruption in our ability to commercially supply Endari will result in the loss of potential revenues and could adversely affect the market’s acceptance of that product.

Manufacturers and suppliers are subject to regulatory requirements including current Good Manufacturing Practices (“cGMPs”), which cover, among other things, manufacturing, testing, quality control and recordkeeping relating to Endari, and are subject to ongoing inspections by FDA and other regulatory agencies. We do not control the manufacturing processes of third-party manufacturers, and we will be currently completely dependent on them. If any of our third-party manufacturers cannot successfully manufacture product that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of Endari or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercially supply Endari.

We may not be successful in executing sales and marketing strategies for Endari.

We plan to launch Endari in the fourth quarter of 2017. In order to do so, we must build a commercial organization including sales, marketing, trade and distribution functions. We do not currently have any commercial organization, and therefore we cannot provide any assurance that we will be able to build an organization that is successful at marketing and selling Endari. Our competitors currently have sales and marketing organizations and significantly greater experience than we do in selling, marketing and distributing pharmaceuticals, and we may not be able to compete successfully with them.

If our third-party manufacturers or suppliers fail to deliver the required commercial quantities of Endari and its sub-components and starting materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the commercialization of Endari would be impeded, delayed, limited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Please refer to the additional risk factors disclosed in the “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2017, the Company refinanced a convertible note payable to a third party in the original principal amount of $662,524 with a new convertible note in the principal amount of $795,028 which bears interest at 10% per annum. The note is due on demand up to two years from the date of issuance. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.50 per share at any time during the term of the note upon the election of the holder.

On August 23, 2017, the Company refinanced a convertible note payable to a third party in the original principal amount of $525,000 with a new convertible note in the principal amount of $551,250 which bears interest at 10% per annum. The note has a six-month term with an option on the part of the holder to renew for up to twelve months. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.50 per share at any time during the term of the note upon the election of the holder.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description of Document

4.1	Convertible Promissory Note dated July 18, 2017 issued by the registrant to The Takemoto Family.

4.2	Convertible Promissory Note dated August 23, 2017 issued by the registrant to The Shitabata Family Trust.

10.1	Promissory Note dated September 14, 2017 issued by the registrant to Dr. Yutaka Niihara.

10.2	Promissory Note dated September 29, 2017 issued by the registrant to KPM Investment.

10.3	Revised Management Control Acquisition Agreement dated September 29, 2017 by and among the registrant, Telcon Holdings, Inc. and Telcon, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: November 14, 2017	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer
(principal executive officer and duly authorized officer)

	By:	/s/ Willis C. Lee
	Name:	Willis C. Lee
	Its:	Chief Financial Officer
(principal financial and accounting officer)