Form 10-K
period 2017-12-31
EMMAUS LIFE SCIENCES, INC.
filed 2018-04-16
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000‑53072

Emmaus Life Sciences, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	2834	41‑2254389
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification No.)

21250 Hawthorne Boulevard, Suite 800, Torrance, California 90503

(Address of principal executive offices, including zip code)

(310) 214‑0065

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☐
Non‑accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of shares of common stock held by non‑affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $264,040,864 based upon the last price at which the common stock was sold or issued.

There were 34,910,506 shares of the registrant’s common stock outstanding as of March 20, 2018. The registrant’s common stock is not traded or listed on any exchange.

TABLE OF CONTENTS

EMMAUS LIFE SCIENCES, INC.

TABLE OF CONTENTS TO ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS

The information contained in this Annual Report contains some statements that are not purely historical and that are considered “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Such forward‑looking statements include, but are not limited to: statements regarding our plans for our business and products; clinical studies and regulatory reviews of our products under development; our strategies and business outlook; our financial condition, results of operations and business prospects; the positioning of our products in relation to demographic and pricing trends in the relevant markets; and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations). These forward‑looking statements express our management’s expectations, hopes, beliefs, and intentions regarding the future. In addition, without limiting the foregoing, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward‑looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions and variations, or comparable terminology, or the negatives of any of the foregoing, may identify forward‑looking statements, but the absence of these words does not mean that a statement is not forward‑looking.

The forward‑looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments that are difficult to predict. We cannot guarantee future performance, or that future developments affecting our company will be those currently anticipated. These forward‑looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward‑looking statements, including the following:

•	market acceptance of Endari™ (L-glutamine oral powder) for Sickle Cell Disease (“SCD”) and our ability to successfully commercialize Endari in the United States;
•

our ability to comply with any applicable pharmacovigilance (drug safety) regulatory requirements relating to Endari, including any required post‑approval safety studies, and the absence of any safety issues that would require withdrawal of Endari from the market or any warning or other material limitation on its prescription for or use by patients;

•	our reliance on third-party manufacturers for commercial manufacture of Endari and for manufacture of clinical supplies of our other product candidates;
•	our ability to obtain regulatory approvals and establish strategic partnerships to market and commercialize Endari for SCD outside the United States.;
•	our ability to obtain and maintain the U. S. Food and Drug Administration (“FDA”) and other regulatory approvals to market our other product candidates;
•	our ability to operate our business as planned despite continuing operating losses and cash outflows;
•

our ability to raise additional capital or enter into strategic relationships, or do both, in order to fund our operations and commercialization and product development plans, including meeting our financial obligations under our existing agreements and any future licensing and related arrangements;

•	our ability to build and maintain the management and human resources and infrastructure necessary to support our business strategy and commercialization and product development plans;
•	the approval and market entry of competitors’ products and developments in science and medicine beyond our control;
•

our dependence on licenses for Endari for SCD and certain of our product candidates, and our ability to obtain, maintain and, if necessary, enforce against third parties’ additional intellectual property rights, through patents or otherwise, to technology required or desirable for the conduct of our business;

•	our exposure to product liability claims;
•	our exposure to intellectual property claims from third parties;
•	the lack of a current public trading market for our securities;
•

the cost of complying with current and future governmental regulations, our ability to comply with applicable governmental regulations, and the impact of any changes in governmental regulations upon our operations; and

•

such other factors referenced in this Annual Report, including, without limitation, under the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All forward‑looking statements attributable to us are expressly qualified in their entirety by these risks and uncertainties, and you should not place undue reliance on any forward‑looking statement. We undertake no obligation to update or revise any forward‑looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.	BUSINESS

In this discussion, the terms, “we,” “us,” “our” or the “Company” refer to Emmaus Life Sciences, Inc., and its wholly‑owned subsidiary Emmaus Medical, Inc., a Delaware corporation, which we refer to as Emmaus Medical, and Emmaus Medical’s wholly‑owned subsidiaries, Newfield Nutrition Corporation, a Delaware corporation, which we refer to as Newfield Nutrition, Emmaus Medical Japan, Inc., a Japanese corporation, which we refer to as EM Japan, Emmaus Life Sciences Korea, a Korean corporation, which we refer to as ELSK, and Emmaus Medical Europe Ltd., a U.K. corporation, which we refer to as EM Europe.

Overview

We are a biopharmaceutical company engaged in the discovery, development and commercialization of innovative treatments and therapies primarily for rare and orphan diseases. We are initially focusing on SCD, a genetic disorder and a significant unmet medical need. Our lead product, Endari, is a pharmaceutical grade L-glutamine oral powder, treatment that demonstrated positive clinical results in our completed Phase 3 clinical trial for sickle cell anemia and sickle ß0‑thalassemia, two of the most common forms of SCD.

In the Phase 3, double‑blind, placebo‑controlled, parallel‑group, multi‑center clinical trial which enrolled a total of 230 adult and pediatric patients as young as five years of age, at 31 sites in the United States, Endari was administered up to 30 grams per day and demonstrated a 25% decrease in the median frequency of sickle cell crises and 33% decrease in the median number of hospitalizations, as compared to placebo. Based on an analysis, utilizing pre‑specified statistical methods, the difference between groups was statistically significant; p=0.0052 and p=0.0045, respectively. Other clinically relevant endpoints showed similar results such as a 66% lower incidence of acute chest syndrome (p=0.0028), 41% less cumulative days in hospital (p=0.022), and 56% delay in onset of the first sickle cell crisis (p=0.0152). The safety data collected demonstrated a safety profile similar to that of placebo.

Based on the results of the Phase 3 clinical trial and other supportive studies, Endari was approved for marketing by the FDA on July 7, 2017.

Endari represents the first treatment for pediatric patients with SCD, and the first new treatment in nearly 20 years for adult patients.

Endari has received Orphan Drug designation from both the FDA and the European Commission (“EC”). We intend to market Endari in the United States by building our own targeted sales force and to utilize strategic partnerships to market Endari in any foreign jurisdictions in which we are able to obtain marketing approval. We have a signed agreement with Centers for Medicare & Medicaid Services (“CMS”) and Endari is a coverable drug under that agreement.

We have extensive experience in the field of SCD, including the development, outsourced manufacturing and conduct of clinical trials of Endari. Our Chairman of the Board and Chief Executive Officer, Yutaka Niihara, M.D., M.P.H., is a leading hematologist in the field of SCD. Dr. Niihara is licensed to practice medicine in both the United States and Japan and has been actively engaged in SCD research and the care of patients with SCD for over 20 years, primarily at the University of California Los Angeles and the Los Angeles Biomedical Research Institute at Harbor‑UCLA Medical Center (“LA BioMed”), a nonprofit biomedical research institute.

To a lesser extent, we are also engaged in the sale of NutreStore (L‑glutamine powder for oral solution). NutreStore is approved by the FDA as a treatment for short bowel syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone approved for this indication. Our indirect wholly owned subsidiary, Newfield Nutrition, sells L‑glutamine as a nutritional supplement under the brand name AminoPure through retail stores in multiple states in the United States and via importers and distributors in Japan, Taiwan and South Korea. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore and AminoPure.

Sickle Cell Disease—Market Overview

Sickle cell disease is a genetic blood disorder that affects 20‑25 million people worldwide and occurs with increasing frequency among those whose ancestors are from regions including sub‑Saharan Africa, South America, the Caribbean, Central America, the Middle East, India and Mediterranean regions such as Turkey, Greece and Italy. The U.S. Centers for Disease Control and Prevention estimates that there are as many as 100,000 patients with SCD in the United States, and we estimate there are approximately 80,000 patients in the European Union. In regions such as Central Africa, 90% of patients with SCD die by age five and 99% of patients die by age 20. In all regions, SCD requires ongoing physician care and considerable medical intervention. The overall survival of patients in the United States with sickle cell anemia correlates with the severity of their disease state, especially the number of crises per year.

SCD is characterized by the production of an altered form of hemoglobin which polymerizes and becomes fıbrous, causing the red blood cells of patients with SCD to become sickle‑shaped, inflexible and adhesive rather than round, smooth and flexible. The complications associated with SCD occur when these inflexible and sticky cells block, or occlude, small blood vessels, which can then cause severe and chronic pain throughout the body due to insufficient oxygen being delivered to tissue, or ischemia, and inflammation. According to an article in Annals of Internal Medicine, “In the Clinic: Sickle Cell Disease” by M.H. Steinberg (September 2011), which we refer to as the Steinberg Article, this leads to long‑term organ damage, diminished exercise tolerance, increased risk of stroke and infection and decreased lifespan.

Sickle cell crisis, a broad term covering a range of disorders, is one of the most devastating complications of SCD. Types of sickle cell crisis include:

•	Vaso‑occlusive crisis, characterized by obstructed blood flow to organs such as the bones, liver, kidney, eye or central nervous system;
•	Aplastic crisis, characterized by acute anemia typically due to viral infection;
•	Hemolytic crisis, characterized by accelerated red blood cell death and hemoglobin loss;
•	Splenic sequestration crisis, characterized by painful enlargement of the spleen due to trapped red blood cells; and
•	Acute chest syndrome, a potentially life‑threatening obstruction of blood supply to the lungs characterized by fever, chest pain, cough and lung infiltrates.

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

Treatment of sickle cell crisis is burdensome and expensive for patients and payors, as it encompasses costs for hospitalization, emergency room visits, urgent care visits, and prescription pain medication. According to an article in American Journal of Hematology, “The Burden of Emergency Department Use for Sickle Cell Disease: An Analysis of the National Emergency Department Sample Database” by S. Lanzkron (October 2010), there were approximately 70,000 hospitalizations and 230,000 emergency room visits with a combined emergency room and hospital inpatient charges for these SCD patients estimated to be $2.4 billion in 2006.

We believe Endari, when taken on a daily basis by a patient with SCD, will decrease the incidence of sickle cell crisis by restoring the flexibility and function of red blood cells in patients with SCD. Further, we believe Endari will reduce the number of costly hospitalizations as well as unexpected emergency room and urgent care visits from patients with SCD. The ability to attain such results is attributable to Endari enhancing nicotinamide adenine dinucleotide (“NAD”), synthesis to reduce excessive oxidative stress in sickle red blood cells that induces much of the damage leading to characteristic symptoms of SCD.

Non‑prescription L‑glutamine supplements are available as dietary supplements which are generally marketed without undergoing an in‑depth FDA approval process, are not subject to prescription, are generally not reimbursed by payors, and are not subject to the rigorous quality control standards required for pharmaceutical grade agents by regulatory authorities. Unlike prescription drug products, manufacturers of dietary supplements may not make claims that their dietary supplement products will cure, mitigate, treat, or prevent disease. Furthermore, we are not aware of any reports in peer‑reviewed literature of any demonstrations of their clinical effectiveness of other forms of L‑glutamine in controlled clinical trials and none have been approved by the FDA as a prescription drug for SCD. Endari has met the rigorous FDA safety and effectiveness requirements for prescription drugs, and we believe physicians and payors will prefer it over non‑prescription L‑glutamine supplements.

Limitations of the Current Standard of Care

The other approved pharmaceutical targeting sickle cell crisis is hydroxyurea, which is available in both generic and branded formulations. Hydroxyurea, a drug originally developed as an anticancer chemotherapeutic agent, has been approved as a once‑daily oral treatment for reducing the frequency of sickle cell crisis and the need for blood transfusions in adult patients with recurrent moderate‑to‑severe sickle cell crisis. In December 2017, the FDA granted Addmedica a regular approval to hydroxyurea (Siklos) to reduce the frequency of painful crises and the need for blood transfusions in pediatric patients 2 years of age and older with sickle cell anemia with recurrent moderate to severe painful crises. While hydroxyurea has been shown to reduce the frequency of sickle cell crisis in some patient groups, it is not suitable for many patients due to significant toxicities and side effects. In particular, hydroxyurea can cause a severe decrease in the number of blood cells in a patient’s bone marrow, which may increase the risk that the patient will develop a serious infection or bleeding, or that the patient will develop certain cancers. Another potential treatment option for SCD, bone marrow transplant, is limited in its use due to the lack of availability of matched donors and the risk of serious complications, including graft versus host disease, infection and potentially death, as well as by its high cost.

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

Endari, our Solution for SCD

We believe Endari may provide a safe and effective means for reducing the frequency of sickle cell crisis in patients with SCD and reducing the need for costly hospital stays or treatment with opioid narcotics. Published academic research identifies L‑glutamine as a precursor to NAD and its reduced form known as NADH. NAD is the major molecule that regulates and prevents oxidative damage in red blood cells. Several published studies have identified that sickle red blood cells have a significantly increased rate of transport of glutamine, which appears to be driven by the cells’ need to promote NAD synthesis, protecting against the oxidative damage and thereby leading to further improvement in their regulation of oxidative stress. In turn this made sickle red blood cells less adhesive to cells of the interior wall of blood vessels. This implied that there is decreased chance of blockage of blood vessels especially the small ones. In summary, improved regulation of oxidative stress appears to lead to less obstruction or blockage of small blood vessels, thereby alleviating a major cause of the problems that patients with SCD face.

Several of the studies in which Dr. Niihara has participated have been published in peer‑reviewed academic research journals. These publications include, “L‑glutamine Therapy Reduces Endothelial Adhesion of Sickle Red Blood Cells to Human Umbilical Vein Endothelial Cells” by Yutaka Niihara et al., published in BMC Blood Disorders (2005), “Oral L‑glutamine Therapy for Sickle Cell Anemia: I. Subjective Clinical Improvement and Favorable Change in Red Cell NAD Redox Potential” by Yutaka Niihara et al., published in the American Journal of Hematology (1998) and “Increased Red Cell Glutamine Availability in Sickle Cell Anemia: Demonstration of Increased Active Transport, Affinity, and Increased Glutamate Level in Intact Red Cells” by Yutaka Niihara et al., published in the Journal of Laboratory and Clinical Medicine (1997).

In December 2013, we completed a Phase 3 prospective, randomized, double‑blind, placebo controlled, parallel‑group multicenter clinical trial to measure, over a 48‑week time frame, as its primary outcome, the reduction in the number of occurrences of sickle cell crises experienced by patients in the trial. All participants other than those who received placebo, including children, received up to 30 grams of Endari daily, dissolved in liquid, split between morning and evening—the same dosage as our Phase 2 clinical trial completed in 2009. Patients were randomized to the study treatment using a 2:1 ratio of Endari to placebo. The randomization was stratified by investigational site and hydroxyurea usage.

The clinical trial evaluated the efficacy and safety of Endari in 230 patients (5 to 58 years of age) with sickle cell anemia or sickleβ0-thalassemia who had 2 or more painful crises within 12 months prior to enrollment. Eligible patients stabilized on hydroxyurea for at least 3 months continued their therapy throughout the study. The trial excluded patients who had received blood products within 3 weeks, had renal insufficiency or uncontrolled liver disease, or were pregnant (or planning pregnancy) or lactating. Study patients received Endari or placebo for a treatment duration of 48 weeks followed by 3 weeks of tapering.

Efficacy was demonstrated by a reduction in the number of sickle cell crises through Week 48 and prior to the start of tapering among patients that received Endari compared to patients who received placebo. A sickle cell crisis was defined as a visit to an emergency room/medical facility for sickle cell disease-related pain which was treated with a parenterally administered narcotic or parenterally administered ketorolac. In addition, the occurrence of chest syndrome, priapism, and splenic sequestration were considered sickle cell crises. Treatment with Endari also resulted in fewer hospitalizations due to sickle cell pain at Week 48, fewer cumulative days in hospital and a lower incidence of acute chest syndrome.

Table 3. Results from the Endari Clinical Trial in Sickle Cell Disease

	Endari	Placebo
Event	(n = 152)	(n = 78)
Median number of sickle cell crises (min, max)[1]	3 (0, 15)	4 (0, 15)
Median number of hospitalizations for sickle cell pain (min, max)[1]	2 (0, 14)	3 (0, 13)
Median cumulative days in hospital (min, max)1,	6.5 (0, 94)	11 (0, 187)
Median time (days) to first sickle cell crisis (95% CI) [1,2]	84 (62, 109)	54 (31, 73)
Patients with occurrences of acute chest syndrome (%)[1]	13 (8.6%)	18 (23.1%)

1. Measured through 48 weeks of treatment

2. Hazard Ratio=0.69 (95% CI=0.52, 0.93), estimated based on unstratified Cox’s proportional model. Median time and 95% CI were estimated based on the Kaplan Meier method.

The recurrent crisis event time analysis (Figure 1) yielded an intensity rate ratio (IRR) value of 0.75 with 95% CI= (0.62, 0.90) and (0.55, 1.01) based on unstratified models using the Andersen-Gill and Lin, Wei, Yang and Ying methods, respectively in favor of Endari, suggesting that over the entire 48- week period, the average cumulative crisis count was reduced by 25% from the Endari group over the placebo group.

Figure 1. Recurrent Event Time for Sickle Cell Crises by Treatment Group

Endari was studied in 2 placebo-controlled clinical trials (a phase 3 study, n=230 and a phase 2 study, n=70). In these trials, patients with sickle cell anemia or sickle β0-thalassemia were randomized to receive Endari (n=187) or placebo (n=111) orally twice daily for 48 weeks followed by 3 weeks of tapering. Both studies included pediatric and adult patients (5-58 years of age) and 54% were female. The majority of patients were black (97.3%), had a diagnosis of sickle cell anemia (89.9%) and were receiving hydroxyurea at baseline (63.4%).

Treatment discontinuation due to adverse reactions was reported in 2.7% (n=5) of patients receiving Endari. These adverse reactions included one case each of hypersplenism, abdominal pain, dyspepsia, burning sensation, and hot flash.

Serious adverse reactions were reported in both treatment groups, more frequently in the placebo group, and were consistent with the underlying disease.

Three deaths (3/187=1.6%) occurred during the study in the Endari treatment group as compared to none in the placebo treatment group. None of the deaths were considered to be related to Endari treatment. Adverse reactions occurring in greater than 10% of patients treated with Endari are shown in Table 2 below.

Table 2. Adverse Reactions Occurring at an Incidence > 10% in Clinical

Adverse reaction	Endari N = 187 (%)	Placebo N = 111 (%)
Constipation	21	18
Nausea	19	14
Headache	18	15
Abdominal Pain[1]	17	16
Cough	16	14
Pain in extremity	13	7
Back pain	12	5
Chest pain	12	8

1Abdominal pain = abdominal pain and abdominal pain, upper

Sales and Marketing Plans for Endari

Since receipt of the FDA approval of Endari, we have focused our efforts on building a sales and marketing force of approximately 15 to 30 sales representatives to commercialize this product in the United States and have contracted with the contract sales organization (CSO) to assist with these matters. We intend to focus our sales and marketing efforts across several different groups, including patients, physicians, health care providers, hospitals, treatment centers, insurance carriers, non‑profit associations, and potentially, collaborating pharmaceutical or biotechnology companies. Our in‑house product specialists and sales representatives will focus on the following tasks as part of our marketing strategy:

•	promote Endari to hematologist /oncologists and key opinion leaders in the area of SCD;
•	starting with our 31 Phase 3 clinical trial sites, promote awareness of Endari at all United States community‑based treatment centers;
•	develop collateral materials and informational packets about Endari to educate patients and physicians and garner industry support;
•	establish collaborative relationships with non‑profit organizations and patient advocacy groups that focus on SCD; and
•	identify potential licensees and other international opportunities to commercialize Endari, if approved by foreign regulatory authorities.

Other Marketed Products

We market two other L‑glutamine‑based products, NutreStore and AminoPure, in the United States and certain other territories. We generate limited revenues from the sale of these products, which we consider to be non‑core operations.

NutreStore is our FDA‑approved prescription L‑glutamine powder for oral solution for the treatment of SBS when used in conjunction with an approved recombinant human growth hormone and other customary SBS management. Patients with SBS have had half or more of their small intestine surgically removed or have a poorly functioning small intestine due to inflammatory bowel disease. These patients cannot adequately absorb nutrition through their small intestine and thus require long‑term intravenous nutrition, which is expensive, inconvenient, and poses significant infection risk. As cited in the NutreStore label, after four weeks of treatment with NutreStore, the patients enrolled in the Phase 3 trial showed:

•	Reduced mean frequency of intravenous nutrition in days per week from 5.4 to 1.2;

•	Reduced mean intravenous nutritional volume in liters per week from 10.5 to 2.9; and
•	Reduced mean intravenous nutritional calories per week from 7,895 to 2,144.

NutreStore is distributed through a third-party logistics company and wholesalers to local treating medical centers and physicians. We also provide the product to the U.S. Department of Veterans Affairs, U.S. Department of Defense, U.S. Coast Guard and Public Health Service (Indian Health Service).

AminoPure is our dietary supplement L‑glutamine, sold through our indirect wholly‑owned subsidiary, Newfield Nutrition. AminoPure is currently sold in several states in the United States, and we export the product to Japan, Taiwan and South Korea. AminoPure is subject to regulation under the Dietary Supplement Health and Education Act of 1994.

CellSeed Collaboration

In April 2011, we entered into a Research Agreement dated as of April 8, 2011 (the “Research Agreement”) and an Individual Agreement dated as of April 8, 2011 (the “Individual Agreement”) with the Japanese company CellSeed, Inc. (“CellSeed”, Tokyo, Japan) and, in August 2011, we entered into an addendum to the Research Agreement. Pursuant to the Individual Agreement, CellSeed granted us the exclusive right to manufacture, sell, market and distribute Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) for the treatment of corneal impairments in the United States.

On December 29, 2015, we and CellSeed terminated the Research Agreement and the Individual Agreement. As a result, we have no obligation to pay CellSeed any further amounts under these agreements, and we may not have an active license with respect to CellSeed’s CAOMECS technology. There can be no assurance that we will be able to negotiate new license agreements with CellSeed, and if we are unable to do so, we may not be able to pursue the research and development of CAOMECS for the treatment of corneal diseases.

In June 2016, we entered into a non‑exclusive agreement with CellSeed and Dr. Kohji Nishida (Graduate School of Medicine, Osaka University, Japan) for the development of CAOMECS technology under which we are required to pay single digit royalties based upon net sales.

A cell sheet is a composite of cells grown and harvested in an intact sheet, rather than as individual cells. These cell sheets can be used for tissue transplantation or to engineer complex multilayer cell sheets composed of different types of cells. CellSeed’s technology involves culturing cells on a surface coated with the poly(N-isopropylacrylamide) temperature‑responsive polymer. The thinness of this polymer coating is measured at the nanometer scale. The cells cultured on this polymer can be harvested intact as a composite stratified cell sheet to transplant it precisely on the cornea. Using a patient’s own oral mucosal epithelial cells, we are working toward being able to grow and harvest a cell sheet for directly transplanting onto the cornea of the patient’s affected eye to repair the damaged cornea.

Our lead CAOMECS program is for treatment of corneal diseases. CAOMECS products are in preclinical development and have not been approved for marketing in the United States or any jurisdiction. The development of therapeutic products based on this cell sheet technology is in its early stages. We are not aware that cell sheets of the type that CellSeed and we are developing for treating corneal and other diseases are currently being used or sold by any third parties. The potential market for the corneal cell sheet products that CellSeed and we are developing includes patients with damaged corneas, which we believe represents a small percentage of the approximately 40,000 corneal transplants in the United States performed each year. The principal steps of corneal cell sheet product development include engaging a manufacturer compliant with applicable current Good Manufacturing Practice (“cGMP”) regulations and sufficient manufacturing capacity, conducting preclinical studies and human clinical trials, obtaining FDA approval of the product, training physicians who will use the product and perform procedures with the product, and marketing the product.

Since 2011, an Emmaus‑led team at LA BioMed has been conducting preclinical studies on corneal cell sheet technology. Subject to filing an investigational new drug application (“IND”), that the FDA allows to become effective, we are preparing to begin our first clinical studies with human participants. We currently intend, if our clinical studies are successful, to file with the FDA a Biological License Application (“BLA”) for this product. Based on the current status of our research and development efforts relating to this technology, we anticipate it will be eight to nine years or longer before we would be able to submit and obtain FDA approval of a BLA that would allow us to begin to commercialize this product in the United States. If the product is approved for marketing, we plan to build a cGMP level facility as part of our U.S. commercialization plan for this technology.

Research and Development

We spent $2.8 million and $2.0 million, respectively, in 2017 and 2016 on research and development. None of these costs are borne or sponsored by our customers.

Raw Materials and Manufacturing

Our SCD treatment uses pharmaceutical grade L‑glutamine (“PGLG”), which differs from non‑pharmaceutical grade L‑glutamine available as a nutritional supplement. There are limited suppliers from which we can obtain PGLG for the manufacturing of Endari, NutreStore and our other PGLG product candidates.

We currently obtain all of our PGLG from Ajinomoto North America, Inc., a subsidiary of Ajinomoto U.S.A. (“Ajinomoto”), a food, amino acid and pharmaceutical company, and from Kyowa Hakko Bio Co., Ltd., a Japanese pharmaceutical company which we refer to as Kyowa. We believe that Ajinomoto and Kyowa together produce the majority of the PGLG approved for sale in the United States.

Ajinomoto provided PGLG to us free of charge for our clinical trials of Endari, including our Phase 3 trial. In return, we agree, pursuant to a letter of intent between Emmaus Medical and Ajinomoto, to purchase from Ajinomoto all of our commercial needs for PGLG, except that we may source PGLG up to 10% of our commercial need for PGLG on a back‑up basis from other suppliers. If, however, a competitor of Ajinomoto offers us a more favorable price of PGLG of like grade with similar terms and conditions, we may respond to such offer in writing and request Ajinomoto to reconsider its then‑current pricing for PGLG. We currently source all PGLG for our NutreStore product from Ajinomoto.

We do not currently have long-term supply contracts with our PGLG suppliers, and there is no assurance we will be able to secure long-term supply agreements from these suppliers on terms acceptable to us, or on an exclusive basis. To the extent that we are able to secure such agreements, there is no assurance that we will not experience interruptions in supply of PGLG that could materially and adversely affect our business.

Our commercial products must be packaged by a facility that meets FDA requirements for cGMP. Packaging Coordinators, Inc. (“PCI”), of Rockville, Illinois, has been approved by the FDA for packaging our commercial supplies of Endari. Previous compliance with cGMP requirements for the packaging of pharmaceutical products, however, does not guarantee the ability to maintain cGMP compliance for the packaging of pharmaceutical products in the future.

Facilities

We lease office space under operating leases from unrelated entities. The rent expense for the years ended December 31, 2017 and 2016 amounted to $563,382 and $598,716, respectively.

We lease approximately 13,329 square feet of office space for our headquarters in Torrance, California, at a base rental of $38,906 per month. The lease relating to this space has been extended to expire on February 29, 2024. We also lease an additional 1,600 square feet office space in Torrance, California, at a base rent of $2,240 per month. The lease relating to this space will expire on January 31, 2020.

In addition, EM Japan leases 1,322 total square feet of office space in Tokyo, Japan. The leases relating to the space will expire on September 30, 2018. ELSK leases 465 total square feet of office space in Seoul, Korea. The leases relating to the space will expire on November 29, 2018.

We believe our existing facilities are adequate for our operations at this time and we expect to be able to renew the office lease for our headquarters on commercially reasonable terms. In the event we determine that we require additional space to accommodate expansion of our operations, we believe suitable facilities will be available in the future on commercially reasonable terms as needed.

Employees

As of December 31, 2017, we had 25 employees, 16 of whom are full time, and we retained five consultants. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The key competitive factors affecting the success of each of our product candidates, if approved, are likely to be their safety, efficacy, convenience, price, the level of proprietary and generic competition, and the availability of coverage and reimbursement from government and other third‑party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, or are more convenient or less expensive than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in their establishing a strong market position before we are able to enter the market.

Sickle Cell Disease

Endari is approved as a therapy to reduce the acute complications of SCD in adult and pediatric patients 5 years of age and older. The other approved drug targeting a reduction in the frequency of sickle cell crisis is hydroxyurea, which is available in both generic and branded formulations. While hydroxyurea has been shown to reduce the frequency of sickle cell crisis in some patient groups, it is not suitable for all patients because it can have significant toxicities and side effects. In December 2017, the FDA granted Addmedica a regular approval to hydroxyurea (Siklos) to reduce the frequency of painful crises and the need for blood transfusions in pediatric patients 2 years of age and older with sickle cell anemia with recurrent moderate to severe painful crises.

There is a high level of interest in SCD and we understand several academic centers and pharmaceutical companies are researching new treatments and therapies for SCD. There are studies underway testing different compounds that target various aspects of SCD pathophysiology. We are aware of two studies targeting the reduction or duration of vaso occlusive crisis events in patients with SCD which are currently in Phase 3 clinical trials sponsored by Global Blood Therapeutics and Pfizer Inc.

We are also aware of efforts to develop cures for SCD through approaches such as bone marrow transplant and gene therapy. Although bone marrow transplant is currently available for SCD patients, its use is limited by the lack of availability of matched donors and by the risk of serious complications, including graft versus host disease and infection. Attempts to develop a cure through gene therapy remain at an early stage, but if these attempts were to succeed and receive regulatory approval, it could adversely affect the market for Endari.

L‑glutamine is marketed and sold without a prescription as a nutritional supplement. Although Endari is manufactured under strict regulations following cGMP, which we believe offers a consistent quality and purity profile than non‑pharmaceutical grade L‑glutamine sold as a nutritional supplement, Endari may compete with non‑pharmaceutical grade alternative sources of L‑glutamine. We priced Endari at a significant premium over non‑prescription L‑glutamine products. Furthermore, we may face similar competition from our own L‑glutamine product marketed as a nutritional supplement.

Oral Mucosa Epithelial Cell Sheet

The development of regenerative medicine products using CAOMECS technology is in the early stages. Although there are many academic centers and biotechnology companies working on regenerative medicine in various fields, we are not aware of any treatments using cell sheet technology that have been approved by the FDA. However, we are aware of academic centers and biotechnology companies that are researching stem cells in various forms, including in cell sheets, with potential applications for the treatment of Limbal Stem Cell deficiency (“LSCD”), a corneal disease.

For example, academic centers outside the United States researching the transplantation of cells as a treatment for LSCD are using corneal cells to reverse the LSCD. The Centre Hospitalier National d’Ophtalmologie des Quinze Vingts located in Paris, France, who we believe is conducting Phase 2 clinical trials evaluating the survivability of transplanted epithelium, is using limbal stem cells cultured on amniotic membrane to graft the sheet on the patient’s eyes. Such approach is used by different centers around the world such as Royan Institute Teheran (Clinical Trial Phase 2) in Islamic Republic of Iran), the Hospital San Raffaele (Clinical Trail Phase 4) in Milan, Italy, and the Centre Universitaire d'Ophtalmologie CHU de Québec (Clinical Trial Phase 2) in Quebec, Canada. The limitation of this approach is that it can be used when only one cornea is LSCD. We believe the Instituto Universitario de Oftalmobiología Aplicada located in Valladolid, Spain has completed Phase 2 clinical trials looking at the viability and safety of mesenchymal stem cell transplants, but the study results are not published. For all these studies, another limiting factor is the limited access to amniotic membrane. We are also aware of Holostem Terapie Avanzate, an Italian biotechnological company, who we believe is working with autologous cultures of limbal stem cells for corneal regeneration and restoration of visual acuity in patients with severe corneal chemical and thermal burns associated with total unilateral or severe bilateral LSCD. Holostem Terapie Avanzate has received conditional marketing approval from the European Commission for its therapy based on autologous stem cells for patients with severe cornea damage.

To overcome the use of limbal stem cells and amniotic membrane, others academic centers are using the oral mucosal epithelial cells (“OMECS”) to engineer cell sheet to be grafted on the LSCD patient’s eyes. For example, the Chang Gung Memorial Hospital in South Korea, the He Eye Hospital in China, and the Adisak Wongkajornsilp, Siriraj Hospital in Thailand are conducting phase 2 trial, using the OMECS to reverse the LSCD disease, but the study results are still not available. No clinical trials in the United States was reported using the OMECS or limbal stem cells to reverse the LSCD.

Currently, the treatment of LSCD patients varies based on the severity of the LSCD. This treatment may include the use of non-invasive procedures such as autologous serum drops, therapeutic scleral lens, corneal scrapping, to more invasive surgical procedures such as limbal stem cells or oral mucosal stem cells graft. In more severe LSCD cases, the treatment plan will include surgery. The initial surgical interventions include management of eyelid positioning with speculum, insertion of punctual plugs into the openings in the eye that allows tears to maintain the eye wet, prior to considering transplantation of healthy limbal tissue or using cultured cells such as CAOMECS. The source of the transplanted tissue can be from the patient’s own cells from their healthy eye, matched living donors, or cadavers. Similar to other transplantations, there is the risk of serious complications, including graft versus host disease when not using the patient’s own tissue or induction of LSCD on the healthy donor eye. For these reasons, oral mucosal epithelial cells were used as an alternative source of cells to reverse the LSCD phenotype. The use of oral mucosal epithelial cells overcomes the risk of rejection but also, in the case of LSCD on both eyes, helps to have a source of cells to engineer corneal cell sheets to be transplanted on LSCD patients’ corneas.

In regenerative medicine and cell‑based therapy, cell transplantation success not only depends on the cells, but also on the carrier/scaffold used, as it is not possible to graft separate cells in a single cell suspension solution. Biodegradable polymers were the key technology for the first generation of cell therapy. Tremendous efforts have been made since to develop biofilms and acellular matrix. For example, cell sheet carriers can be classified in different categories such as biodegradable chemical products such as Siloxane hydrogel and poly(lactide-co-glycolide), blood products (Platelet Poor Plasma), and natural proteins such as Keratin and Fibrin. The development of cell sheet carriers increases the efficacy of the treatment because the cells are delivered precisely to the target site. However, the risks of infection due to blood products or biomaterials cannot be completely denied. It has been repeatedly reported that decomposition of biodegradable transplanted scaffolds used for cell transplantations caused inflammation, foreign body reaction, and cell damage. The use of an innovative temperature‑responsive culture surface vessel technology eliminates these issues and, for the first time, offers the possibility to culture and engineer any type of cell sheets to safely transplant cell sheets to target organs for regenerative purpose, drug delivery, or tissue replacement. The poly(N-isopropylacrylamide) polymer used to engineer temperature‑responsive culture surface vessel allows to detach the biological tissue from the vessels, by lowering the temperature under 32oC. These poly(N-isopropylacrylamide) polymer do not contaminate the biological tissue during the cell sheet harvesting step, eliminating the risk of inflammation due to foreign bodies.

This cell‑sheet‑based regenerative medicine technology is advanced, simple and has already shown dramatic results in pilot studies in Japan and Europe. For example, oral mucosal epithelial cells were used with success in human studies of 4 eyes of 4 patients at the Osaka University Medical School in Osaka (Japan), and the Hôpital Edouard Herriot in Lyon (France) used this cell sheet technology on 26 eyes of 25 patients, combined with the innovative temperature responsive culture surface vessel technology. An important feature of this novel and innovative cell sheet therapy is that harvested cell sheets retain intact basal membranes and intact extracellular matrix (fibronectin, laminin, collagen type IV), eliminating the inherent risks of suture during transplantation. Another innovative feature of this cell sheet therapy is that it makes possible to layer different types of cell sheets, by harvesting the cell sheet without harmful enzymes use (trypsin or dispase) that may damage the cell‑based therapeutic potential.

This technology has the unique potential to construct in vitro stratified tissue equivalents by alternately layering different harvested cell sheets to provide regenerated tissue architectures. This novel technique thus holds promise for the study of cell‑cell communications and angiogenesis in reconstructed, three‑dimensional environments, as well as for tissues engineering with complex, multicellular architectures, and finally for drug-screening.

Government Regulation

In 2001, the FDA granted Orphan Drug designation to L‑glutamine for the treatment of SCD. The FDA also approved, in 2004, our new drug application (“NDA”) for our L‑glutamine product for the treatment of SBS. In addition, in July 2012, the EC granted Orphan Drug designation to L‑glutamine for the treatment of SCD. We describe below the significance of these designations.

Orphan Drug Designation.  The FDA has authority under the U.S. Orphan Drug Act to grant Orphan Drug designation to a drug or biological product intended to treat a rare disease or condition. This law defines a rare disease or condition generally as one that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of the development and distribution of the orphan product in the United States will be recovered from sales of the product. Being granted Orphan Drug designation provides tax benefits to mitigate expenses of developing the orphan product. More importantly, Orphan Drug designation provides seven years of market exclusivity if the product receives the first FDA approval for the disease or condition for which it was granted such designation and the indication for which approval is granted matches the indication for which Orphan Drug designation was granted. During the seven-year exclusivity period, Orphan Drug exclusivity precludes FDA approval of a marketing application for the same product for the same indication. Orphan Drug exclusivity is limited and will not preclude the FDA from approving the same product for the same indication if the same product is shown to be clinically superior to the product previously granted exclusivity. For example, if the same product for the same indication is shown to have significantly fewer side effects, the FDA may approve the second product despite the Orphan Drug exclusivity granted to the first product. In addition, a product that is the same as the orphan product may receive approval for a different indication (whether orphan or not) during the exclusivity period of the orphan product. Also, Orphan Drug market exclusivity will not bar a different product intended to treat the same orphan disease or condition from obtaining its own Orphan Drug designation and Orphan Drug exclusivity. Orphan Drug status in the European Union has similar, but not identical, benefits, which includes a 10‑year Orphan Drug exclusivity period.

505(b)(2) Applications.  Under Section 505(b)(2) of the FD&C Act, a person may submit a NDA for which one or more of the clinical studies relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant does not have a right of reference or use from the person by or for whom the clinical studies were conducted. Instead, a 505(b)(2) applicant may rely on published literature containing the specific information (e.g., clinical trials, animal studies) necessary to obtain approval of the application. The 505(b)(2) applicant may also rely on the FDA’s finding of safety and/or effectiveness of a drug previously approved by the FDA when the applicant does not own or otherwise have the right to access the data in that previously approved application. The 505(b)(2) pathway to market thus allows an applicant to submit to the FDA a NDA without having to conduct its own studies to obtain data that are already documented in published reports or previously submitted NDAs. In addition to relying on safety data from our previously approved drug product, NutreStore, we intend to take advantage of the 505(b)(2) pathway to the extent published literature will further support our new drug marketing application.

Regulation by United States and foreign governmental authorities is a significant factor in the development, manufacture and expected marketing of our product candidates and in our ongoing research and development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of the product candidates we seek to develop.

In particular, human therapeutic products, such as drugs, biologics and cell‑based therapies, are subject to rigorous preclinical and clinical testing and other preapproval requirements of the FDA and similar regulatory authorities in other countries. Various federal and state statutes and regulations govern and influence pre‑ and post‑approval requirements related to research, testing, manufacturing, labeling, packaging, storage, distribution and record‑keeping of such products to ensure the safety and effectiveness for their intended uses. The process of obtaining marketing approval and ensuring post‑approval compliance with the FD&C Act for drugs and biologics (and applicable provisions of the Public Health Service Act for biologics), and the regulations promulgated thereunder, and other applicable federal and state statutes and regulations, requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, marketing approval could adversely affect the marketing of any of our product candidates, our ability to receive product revenues, and our liquidity and capital resources.

The manufacture of these products is subject to cGMP regulations. The FDA inspects manufacturing facilities for compliance with cGMP regulations before deciding whether to approve a product candidate for marketing.

The steps required by the FDA before a new product, such as a drug, biologic or cell‑based therapy, may be marketed in the United States include:

•	completion of preclinical studies (during this stage, the treatment is called a development candidate);
•

the submission to the FDA of a proposal for the design of a clinical trial program for studying in humans the safety and effectiveness of the product candidate. This submission is referred to as a IND. The FDA reviews the IND to ensure it adequately protects the safety and rights of trial participants and that the design of the studies are adequate to permit an evaluation of the product candidate’s safety and effectiveness. The IND becomes effective within thirty days after the FDA receives the IND, unless the FDA notifies the sponsor that the investigations described in the IND are deficient and cannot begin;

•	the conduct of adequate and well‑controlled clinical trials, usually completed in three phases, to demonstrate the safety and effectiveness of the product candidate for its intended use;
•

the submission to the FDA of a marketing application, a NDA, if the product candidate is a drug, that provides data and other information to demonstrate the product is safe and effective for its intended use (“BLA”), if the product candidate is a biologic that provides data and other information to demonstrate that the product candidate is safe, pure, and potent; and

•	the review and approval of the NDA or BLA by the FDA before the product candidate may be distributed commercially as a product.

In addition to obtaining FDA approval for each product candidate before we can market it as a product, the manufacturing establishment from which we obtain it must be registered and is subject to periodic FDA post‑approval inspections to ensure continued compliance with cGMP requirements. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories, procedures or processes do not comply with applicable FDA regulations and the conditions of the product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations, recalls, the withdrawal of approval and debarment. Manufacturers must expend substantial time, money and effort in the area of production, quality assurance and quality control to ensure compliance with these standards.

Preclinical testing includes laboratory evaluation of the safety of a product candidate and characterization of its formulation. Preclinical testing is subject to Good Laboratory Practice (“GLP”) regulations. Preclinical testing results are submitted to the FDA as a part of an IND which must become effective prior to commencement of clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. In Phase 1, the product candidate under investigation (and therefore often called an investigational product) is initially administered to a small group of humans, either patients or healthy volunteers, primarily to test for safety (e.g., to identify any adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. In Phase 2, a slightly larger sample of patients who have the condition or disease for which the investigational product is being studied receive the investigational product to assess the effectiveness of the investigational product, to determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects. If the data show the investigational product may be effective and has an acceptable safety profile in the targeted patient population, Phase 3 studies, also referred to as pivotal studies or enabling studies, are initiated to further establish clinical safety and provide substantial evidence of the effectiveness of the investigational product in a broader sample of the general patient population, to determine the overall risk‑benefit ratio of the investigational product, and provide an adequate basis for physician and patient labeling. During all clinical studies, Good Clinical Practice (“GCP”) standards and applicable human subject protection requirements must be followed. The results of the research and product development, manufacturing, preclinical studies, clinical studies, and related information are submitted in a NDA or BLA to the FDA.

The process of completing clinical testing and obtaining FDA approval for a new therapeutic product, such as a drug, biologic or cell‑based product, is likely to take a number of years and require the expenditure of substantial resources. If a NDA or BLA is submitted, there can be no assurance that the FDA will file, review, and approve it. Even after initial FDA approval has been obtained, post‑market studies could be required to provide additional data on safety or effectiveness. Additional pivotal studies would be required to support adding other indications to the labeling. Also, the FDA will require post‑market reporting and could require specific surveillance or risk mitigation programs to monitor for known and unknown side effects of the product. Results of post‑marketing programs could limit or expand the continued marketing of the product. Further, if there are any modifications to the product, including changes in indication, manufacturing process, labeling, or the location of the manufacturing facility, a NDA or BLA supplement would generally be required to be submitted to the FDA prior to or corresponding with that change, or for minor changes in the periodic safety update report that must be submitted annually to the FDA.

The rate of completion of any clinical trial depends upon, among other factors, sufficient patient enrollment and retention. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the trial, the number of clinical sites, the availability of alternative therapies, the proximity of patients to clinical sites, and the eligibility and exclusion criteria for the trial. Delays in planned patient enrollment might result in increased costs and delays. Patient retention could be affected by patient non‑compliance, adverse events, or any change in circumstances making the patient no longer eligible to remain in the trial.

Failure to adhere to regulatory requirements for the protection of human subjects, to ensure the integrity of data, other IND requirements, and GCP standards in conducting clinical trials could cause the FDA to place a “clinical hold” on one or more studies of a product candidate, which would stop the studies and delay or preclude further data collection necessary for product approval. Noncompliance with GCP standards would also have a negative impact on the FDA’s evaluation of a NDA or BLA. If at any time the FDA finds that a serious question regarding data integrity has been raised due to the appearance of a wrongful act, such as fraud, bribery or gross negligence, the FDA may invoke its Application Integrity Policy (“AIP”) under which it could immediately suspend review of any pending NDA or BLA or refuse to accept the submission of a NDA or BLA as filed, require the sponsor to validate data, require additional clinical studies, disapprove a pending NDA or BLA or withdraw approval of marketed products, as well as require corrective and preventive action to ensure data integrity in future submissions. Significant noncompliance with IND regulations could result in the FDA not only refusing to accept a NDA or BLA as filed but could also result in enforcement actions, including civil and administrative actions, civil money penalties, criminal prosecution, criminal fines and debarment. Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing the product in those countries.

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

In addition to the regulatory framework for product approvals, we and our collaborative partners must comply with federal, state and local laws and regulations regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and other local, state, federal and foreign regulation. All facilities and manufacturing processes used by third parties to produce our product candidates for clinical use in the United States and our products for commercialization must be in compliance with cGMP requirements and are subject to periodic regulatory inspections. The failure of third-party manufacturers to comply with applicable regulations could extend, delay or cause the termination of clinical trials conducted for our product candidates or the withdrawal of our products from the market. The impact of government regulation upon us cannot be predicted and could be material and adverse. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

With respect to Endari, we have completed preclinical studies, submitted an IND to the FDA which has become effective and conducted Phase 1, Phase 2 and Phase 3 clinical trials. We submitted a NDA to the FDA in September 2016, then received approval from the FDA in July 2017.

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

Patents, Proprietary Rights and Know‑How

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

We have relied to date on a combination of patent licenses, trademark rights, trade secret protection, distribution agreements, manufacturing agreements, manufacturing capability and other unpatented proprietary information to protect our intellectual property rights. While we do not currently own any issued patents directed to the treatment of sickle cell anemia, we do own issued patents and patent applications directed to the treatment of diverticulosis, diabetes and hypertriglyceridemia. We furthermore have Orphan Drug market exclusivity for the treatment of sickle cell anemia with Endari in the United States (through July 7, 2024) and Europe (ten years from the approval date, if approved).

We also rely on employee agreements to protect the proprietary nature of our products. We require that our officers and key employees enter into confidentiality agreements that require these officers and employees to assign to us the rights to any inventions developed by them during the course of their employment with us. All of the confidentiality agreements include non‑solicitation provisions that remain effective during the course of employment and for periods following termination of employment.

Patents

Patents related to compositions including PGLG and methods involving administration of PGLG for the treatment of diverticulosis have issued in the United States, Japan, Australia, Mexico, China and Indonesia. A patent application related to the same subject matter has been allowed in Korea, and associated patent applications are currently pending in the United States, Brazil, India, Korea and Russia.

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

A patent directed to compositions for decreasing HbA1C levels in individuals who are shown to have average blood sugar levels in the diabetic range has issued in Japan. Associated applications are currently pending in the United States, Europe, Brazil, India, the Philippines, China and Indonesia, and a patent application directed to the treatment of hypertriglyceridemia is pending in Japan.

HbA1C levels are one of the best indicators of whether diabetics and pre‑diabetics have blood sugar levels under control, through therapeutic application of L‑glutamine. Diabetes is a chronic disease that occurs when the pancreas is no longer able to make insulin, or when the body cannot make good use of the insulin it produces. People with diabetes have an increased risk of developing a number of serious health problems including cardiovascular disease, kidney failure and blindness. Japan has more than 7 million diagnosed cases of diabetes, which represents about 7.6% of Japanese between the ages of 20 and 79. According to the U.S. Centers for Disease Control and Prevention, there are an estimated 29 million Americans living with diabetes and an estimated 86 million Americans with prediabetes, a serious health condition that can increase a person’s risk of developing type 2 diabetes.

On December 13, 2016, Emmaus announced the allowance covering the use of its lead investigative product PGLG directed to the treatment of diverticulosis by the Japanese Patent Office and the issuance of corresponding patents in both Australia and China.

On February 1, 2017, Emmaus announced the allowance by the US Patent & Trade Office of a patent covering the use of its lead investigative product PGLG for the treatment of diverticulosis. Related patent applications are currently pending in various jurisdictions around the world, including the Europe, South Korea, Brazil, Russia, India, Mexico and Indonesia.

On February 7, 2017, Emmaus announced the allowance of a patent by the Japanese Patent Office for the use of its lead investigative product PGLG for the treatment of diabetes. A related patent application is currently pending in the U.S. and certain other jurisdictions.

The allowed Japanese application reports a significant reduction of HbA1C levels, one of the best indicators of whether diabetics and pre‑diabetics have blood sugar levels under control, through therapeutic application of L‑glutamine.

The covered invention is directed to compositions for decreasing HbA1C levels in individuals who are shown to have average blood sugar levels in the diabetic range. Diabetes is a chronic disease that occurs when the pancreas is no longer able to make insulin, or when the body cannot make good use of the insulin it produces. People with diabetes have an increased risk of developing a number of serious health problems including cardiovascular disease, kidney failure and blindness. Japan has more than 7 million diagnosed cases of diabetes, which represents about 7.6% of Japanese between the ages of 20 and 79. According to the U.S. Centers for Disease Control and Prevention, there are an estimated 29 million Americans living with diabetes and an estimated 86 million Americans with prediabetes, a serious health condition that can increase a person’s risk of developing type 2 diabetes.

Licenses and Promotional Rights Agreements

In October 2007, under a sublicense granted by CATO Research Ltd. (“CATO”), Emmaus Medical became the exclusive sublicensee of US Patent No. 5,288,703, which we refer to as the SBS Patent, for the U.S. market, including the rights to distribute the L‑glutamine treatment for SBS under the trademark NutreStore in the United States, which we refer to as the SBS License. CATO granted Emmaus Medical the SBS License under a sublicense that CATO held from Ares Trading S.A. We commercially launched NutreStore in June 2008. In February 2011, we entered into an assignment and transfer agreement with CATO. Under this agreement, CATO assigned and transferred to us ownership of the NutreStore NDA, Drug Master Files (“DMFs”) No. 16633 and 16639, NutreStore‑related trademarks, and the know‑how represented by the NutreStore NDA and DMFs. The two DMFs contain the proprietary information relating to the manufacturing and packaging specifications of the NutreStore product. In consideration of this assignment and transfer, we agreed to pay to CATO royalties following the expiration of the SBS License on October 7, 2011, when the SBS Patent expired, in the following amounts: 10% of adjusted gross sales of NutreStore from 2012 through 2016; and 1% of gross sales of L‑glutamine as a treatment for SCD and thalassemia for a period of five years from the date of first commercial sale of the treatment. We do not anticipate that the expiration of the SBS License will have a significant impact on us and we intend to sell NutreStore in accordance with the terms of the assignment and transfer agreement. We currently do not believe there should be significant competition in the marketplace for a generic version of NutreStore given the small population of SBS patients (<10,000 adults).

In April 2011, we entered into the Research Agreement and the Individual Agreement with CellSeed and, in August 2011, entered into an addendum to the Research Agreement. Pursuant to the Individual Agreement, CellSeed granted us the exclusive right to manufacture, sell, market and distribute CAOMECS for the cornea in the United States.

On December 29, 2015, we and CellSeed terminated the Research Agreement and the Individual Agreement. As a result, we have no obligation to pay CellSeed any further amounts under these agreements, and we may not have an active license with respect to CellSeed’s CAOMECS technology. There can be no assurance that we will be able to negotiate new license agreements with CellSeed, and if we are unable to do so, we may not pursue the research and development of CAOMECS for the treatment of corneal diseases.

In June 2016, we entered into a non‑exclusive agreement with CellSeed and Dr. Kohji Nishida for the development of CAOMECS technology. Under this license agreement, we are required to pay royalties upon commercialization. The royalties to be paid are based on net sales per annum.

Trademarks

We currently own four federal U.S. trademark registrations, including for “Emmaus Medical,” “NutreStore,” “Endari” and “AminoPure,” a Japanese trademark for “AminoPure,” a South Korean trademark for “AminoPure,” a Taiwanese trademark for “AminoPure,” , a Kenyan trademark for “AminoPure,”, a Malaysian trademark for “AminoPure,” a Chinese trademark for “AminoPure” and a Philippines trademark for “AminoPure.” We are also pursuing trademark registrations for “AminoPure” in Ghana and “Xyndari” in the European Union. This Annual Report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

Corporate Information

Orphan Drugs International, LLC was organized on December 20, 2000 and its name was changed to Emmaus Medical, LLC in March 2002. In October 2003, Emmaus Medical, LLC undertook a merger reorganization with Emmaus Medical, Inc., which was originally incorporated in September 2003.

AFH Acquisition IV, Inc. was incorporated in the state of Delaware on September 24, 2007 and was originally organized as a “blank check” or “shell” company. On May 3, 2011, pursuant to an Agreement and Plan of Merger dated April 21, 2011, Emmaus Medical merged with and into AFH Merger Sub, Inc., a wholly‑owned subsidiary of AFH Acquisition IV, with Emmaus Medical continuing as the surviving entity, which we refer to as the Merger. Upon the closing of the Merger, we (i) became the 100% parent of Emmaus Medical, (ii) assumed the operations of Emmaus Medical and its subsidiaries, and (iii) changed our name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” On September 14, 2011, we changed our name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.”

In May 2006, we formed Newfield Nutrition Corporation, referred to as Newfield Nutrition, a wholly‑owned subsidiary of Emmaus Medical that distributes L‑glutamine as a nutritional supplement under the brand name AminoPure.

In October 2010, we formed Emmaus Medical Japan, Inc., referred to as EM Japan, a wholly‑owned subsidiary of Emmaus Medical that markets and sells AminoPure in Japan and other countries in Asia. EM Japan also manages our distributors in Japan and may also import other medical products and drugs in the future.

In November 2011, we formed Emmaus Medical Europe, Ltd., referred to as EM Europe, a wholly‑owned subsidiary of Emmaus Medical whose primary focus is expanding our business in Europe. L‑glutamine for the treatment of SCD has received Orphan Drug designation from the EC.

In December 2016, we formed Emmaus Life Sciences Korea (“ELSK”), a wholly owned subsidiary of Emmaus Medical, whose primary focus is expanding our business in Korea.

Our principal executive offices and corporate offices are located at 21250 Hawthorne Boulevard, Suite 800, Torrance, California and our telephone number at that address is (310) 214‑0065. We maintain an Internet website at the following address: www.emmausmedical.com. The information on our website is not incorporated by reference in this Annual Report or in any other filings we make with the Securities and Exchange Commission (“SEC”).

ITEM 1A.	RISK FACTORS

The following risk factors should be considered in conjunction with the other information included in this Annual Report.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred losses since inception, and anticipate that we will continue to incur substantial losses for the foreseeable future, and we may never become profitable.

We have had limited revenue and have sustained significant losses since inception. Our net losses were $33.4 million and $21.2 million for the years ended December 31, 2017 and 2016, respectively, and we had an accumulated deficit of $140.1 million as of December 31, 2017. Since inception, we have funded our operations through the private sale of equity securities and convertible notes and from other loans. We are likely to sustain operating losses for the foreseeable future, and we expect that we will continue to fund our operations primarily through the issuance of equity or debt securities, or other sources, such as possible strategic partnerships. Such financings or other sources may not be available in amounts or on terms acceptable to us, if at all. Our failure to raise capital as and when needed would inhibit our ability to continue operations and implement our commercialization and product development plans.

We expect to continue to incur significant operating losses and negative cash flow as we prepare for the commercialization of Endari for SCD and continue our research activities, conduct potential future clinical trials and seek possible regulatory approvals for our PGLG treatment for diverticulosis or other indications. These losses have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical development, we are unable to predict the extent of any future losses, whether we will be able to successfully commercialize Endari for SCD, or if or when we will become profitable. Our strategy depends heavily on the success of Endari for SCD. If we are unable to successfully commercialize Endari for SCD or any of our other product candidates, or if we experience significant delays or unexpected costs in doing so, our business may fail. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have limited cash resources and will require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities or result in our inability to continue as a going concern.

We had cash and cash equivalents of $15.8 million as of December 31, 2017, including the net proceeds of our senior secured convertible promissory note financing on December 29, 2017. A $6.7 million note issued in connection with the senior secured convertible promissory note is excluded from the cash and cash equivalent, as the funds are held in an escrow and therefore held as restricted cash at December 31, 2017. We will require additional capital to successfully commercialize Endari for SCD and for potential future clinical trials and regulatory approvals of PGLG for diverticulosis or other indications, as well as further research and preclinical development of our CAOMECS or other product candidates. We have no committed sources of additional funding and our access to funding is uncertain. If we are not able to secure any needed funding, we may not be able to continue as going concern and may be forced to curtail commercialization of Endari or potential future clinical trials, seek to merge or be acquired by another company, cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, the holders of our common stock may lose their entire investment in our Company. Our future capital requirements will depend on, and could increase significantly as a result of many factors, including the “Risks Relating to Our Commercialization of Endari,” “Risks Related to Development of Our Product Candidates” and other factors discussed below in this section.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that additional capital is raised through the sale of equity securities or securities convertible into or exchangeable for equity securities, the issuance of those securities would dilute existing stockholders’ ownership interests in our Company. The terms of such securities may include liquidation or other preferences that could adversely affect the rights of our existing stockholders. Moreover, the incurrence of debt financing could result in a substantial portion of our future operating cash flow, if any, being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. This could render us more vulnerable to competitive pressures and economic downturns.

Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include grants of security interests in our assets or covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are unfavorable to us.

We have issued and may continue to issue debt instruments that are convertible or may include warrant features, which could result in the calculation of discounts on the debt issued and increased amortization of discount expenses and, therefore, increased net loss.

Under current accounting rules, we are required to recognize discounts on debt issued with stock conversion features or with attached or accompanying warrants which can result in amortization of the discount as an expense in our consolidated statement of comprehensive loss, based on the fair value of beneficial conversion feature or warrant on the date of issue. If we grant stock conversion features or warrants with debt instruments to attract capital, the expenses associated with amortization of the calculated discount may adversely affect our net loss. However, if we do not grant stock conversion features or warrants with debt instruments, we may not be able to attract debt capital.

The market price and trading volume of shares of our common stock of other companies could decline.

We hold shares of common stock in other companies. The shares recorded on our balance sheets are marked to market on a quarterly basis and could fluctuate significantly and may decline for many reasons, including reasons unrelated to the companies’ performance, such as reports by industry analysts, investor perceptions, share arbitrage, the exercise of options or warrants or the conversion of convertible notes or announcements by our competitors regarding their own performance, as well as general economic and industry conditions.

RISKS RELATED TO COMMERCIALIZATION OF ENDARI

We are at an early stage in the commercialization of Endari. We cannot predict if or when we will generate sufficient revenues to become profitable.

On July 7, 2017, Endari for treatment of SCD was approved for sale by the FDA. We have limited commercialization history since our inception. As a result, there is no historical basis upon which to assess how we will respond to regulatory, competitive or other challenges to our ability to commercialize Endari on a profitable basis, and we are unable to predict the amount of revenues or profits, if any, that we will generate from the sale of Endari.

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

We are dependent on the commercial success of our lead approved product, Endari, and, although we expect to generate revenue from sales of Endari, we may never become profitable.

In the near term, our ability to become profitable will depend upon the commercial success of our lead approved product, Endari, which we launched in the first quarter of 2018. In addition to the risks discussed elsewhere in this section, our ability to generate future revenues from the sale of Endari will depend on a number of factors, including, but not limited to:

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

The commercial success of Endari will depend upon the acceptance of that product by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement for that product by third-party payors is also necessary for commercial success. The degree of market acceptance of Endari will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;
•	acceptance by physicians and patients of the product as a safe and effective treatment;
•	the relative convenience and ease of administration;
•	the prevalence and severity of adverse side effects;
•	limitations or warnings contained in Endari’s FDA-approved labeling;
•	the clinical indications for which Endari is approved;
•	availability and perceived advantages of alternative treatments;
•	any negative publicity related to Endari or our competitors’ products;
•	the effectiveness of our or any current or future collaborators’ sales, marketing and distribution strategies;
•	pricing and cost effectiveness;
•	our ability to obtain sufficient third-party payor coverage and reimbursement;

•	the willingness of patients to pay out of pocket in the absence of third-party payor coverage; and
•	our ability to maintain compliance with regulatory requirements.

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

We have no internal manufacturing capabilities. We purchase PGLG utilized in connection with Endari from third parties. Our ability to obtain PGLG in sufficient quantities and quality, and on a timely basis, is critical to our commercialization of Endari. There is no assurance that these suppliers will produce PGLG in the quantities and quality and at the times it is needed, if at all. Moreover, the replacement of any of these suppliers could lead to significant delays and increases in our costs.

We rely on third parties for the commercial supply of Endari. Our ability to commercially supply Endari will depend, in part, on our ability to successfully outsource most, if not all, of the aspects of its commercial manufacture at competitive costs and in accordance with regulatory requirements. If we fail to maintain supply relationships with these third parties, we may be unable to continue to commercialize Endari.

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

Manufacturers and suppliers are subject to regulatory requirements including current cGMPs which cover, among other things, manufacturing, testing, quality control and recordkeeping relating to Endari, and are subject to ongoing inspections by FDA, DEA and other regulatory agencies. We do not control the manufacturing processes of third-party manufacturers, and we will be currently completely dependent on them. If any of our third-party manufacturers cannot successfully manufacture product that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of Endari or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercially supply Endari.

We may not be successful in executing sales and marketing strategies for Endari.

We plan to launch Endari in the first quarter of 2018. In order to do so, we are building a targeted sales force of 15 to 30 sales representatives and a commercial organization including marketing, trade and distribution functions. There is no assurance that we will be able to build an organization that is successful in commercializing Endari. Our potential competitors currently have sales and marketing organizations and significantly greater experience than we do in selling, marketing and distributing pharmaceuticals, and we may not be able to compete successfully with them.

We face intense competition, including from non-prescription L-glutamine products, and if our competitors market or develop alternative treatments that are demonstrated to be safer or more effective than Endari, our commercial opportunities will be reduced or eliminated.

L‑glutamine is manufactured in large quantities, primarily by a few large chemical companies, and processed and sold as nutritional supplements. These quantities may not evidence the same level of quality and purity as Endari. The sale of either pharmaceutical grade or non-pharmaceutical grade supplies of L‑glutamine at prices lower than the prices that we must charge for Endari to become and remain profitable could have a material adverse effect on our results of operations.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as Endari, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for product candidates and other resources than we have.

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for Endari, on reasonable pricing terms, its commercial success may be severely hindered.

Successful sales of Endari depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming we obtain coverage for Endari, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use Endari unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of Endari.

In addition, the market for Endari will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of Endari to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions in the United States. Third-party coverage and reimbursement for Endari may cease to be available or adequate in the United States, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We anticipate that the majority of our sales of Endari will be to specialty distributors and specialty pharmacies who, in turn, will sell the products to pharmacies, hospitals and other customers. The loss by us of any of these specialty distributors and specialty pharmacies’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, these customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network has undergone, and may continue to undergo, significant consolidation marked by mergers and acquisitions. As a result, a small number of large distributors control a significant share of the market. Consolidation of drug distributors has increased, and may continue to increase, competitive and pricing pressures on pharmaceutical products. We cannot assure you that we can manage these pricing pressures or that specialty distributor and specialty pharmacy purchases will not fluctuate unexpectedly from period to period.

Our sales of Endari can be greatly affected by the inventory levels our distributors carry. We will monitor inventory of Endari using a combination of methods. However, our estimates of specialty distributor inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory), inadequate supplies of products in distribution channels, insufficient product available at the retail level, and unexpected increases or decreases in orders from our specialty distributors. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or the expectations of securities analysts or investors. In addition, at times, specialty distributor purchases may exceed customer demand, resulting in reduced specialty distributor purchases in later quarters, which may result in substantial fluctuations in our results of operations from period to period. If our financial results are below expectations for a particular period, the market price of our common stock may drop significantly.

We expect to rely on third parties to perform many necessary services for Endari, including services related to distribution, invoicing, storage and transportation.

We expect to retain third-party service providers to perform a variety of functions related to the sale and distribution of Endari, key aspects of which will be out of our direct control. For example, we may rely on third parties to provide key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management and, as a result, most of our Endari inventory may be stored at warehouses maintained by the service providers. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver Endari to meet commercial demand would be significantly impaired. In addition, we expect to utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market Endari could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

We will need to increase the size and complexity of our organization in the future, and we may experience difficulties in managing our growth and executing our growth strategy.

Our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. With the commercialization of Endari scheduled to begin in the first quarter of 2018, we will need to expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned development and commercialization activities.

Our need to effectively manage our operations, growth and projects related to Endari requires that we:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;
•	attract and retain sufficient numbers of talented employees;
•	manage our commercialization activities for Endari effectively and in a cost-effective manner;
•	manage our development efforts effectively while carrying out our contractual obligations to contractors and other third parties; and
•	continue to improve our facilities.

In addition, historically, we have utilized and continue to utilize the services of part-time outside consultants to perform a number of tasks for us, including tasks related to accounting and finance, compliance programs, clinical trial management, regulatory affairs, formulation development and other drug development functions. Our growth strategy related to Endari may also entail expanding our use of consultants to implement these and other tasks going forward. Because we rely on consultants for certain functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our use of consultants, we may be unable to successfully implement the tasks necessary to effectively execute on our Endari-related development and commercialization activities and, accordingly, may not achieve our goals.

If we fail to attract and keep management and other key personnel, as well as our board members, we may be unable to successfully commercialize Endari.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, scientific and medical personnel, as well as our board members. The loss of the services of any of these individuals could impede, delay or prevent the commercialization of Endari. If we lose the services of any of these individuals, we may not be able to find suitable replacements on a timely basis or at all, and our business would likely be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

We may not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than that which we have to offer. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly our ability to implement our business strategy and achieve our business objectives.

In addition, we have scientific and clinical advisors who will assist us in our commercialization strategies for Endari. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

We face potential product liability exposure relating to Endari and, if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

The commercial use of Endari will expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with Endari. Endari is designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Endari could result in injury to a patient or even death. In addition, a liability claim may be brought against us even if Endari merely appears to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with Endari. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	the inability to commercialize Endari;
•	decreased demand for Endari;
•	impairment of our business reputation;
•	product recall or withdrawal from the market;
•	costs of related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants; or
•	loss of revenues.

We have obtained product liability insurance coverage for commercial product sales with a $5 million per occurrence and a $5 million annual aggregate coverage limit. We also carry commercial excess and umbrella coverage with an additional $10 million per occurrence and an additional $10 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of Endari, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Endari. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect our business, results of operations, financial condition and prospects.

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use will be stored at our and our manufacturers’ facilities pending use and disposal. We cannot completely eliminate the risk of contamination, which could cause an interruption of our Endari commercialization efforts, injury to our employees and others, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we expect that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials will generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this will be the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

Endari will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize Endari.

Even after U.S. regulatory approval for a product is obtained as is the case with Endari, the FDA may still impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Endari. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good clinical practices and good laboratory practices.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturer or us, including requiring product recall, notice to physicians, withdrawal of the product from the market or suspension of manufacturing.

If we, Endari or the manufacturing facilities for Endari fail to comply with applicable regulatory requirements, a regulatory agency may:

•	impose restrictions on the marketing or manufacturing of Endari, suspend or withdraw product approvals or revoke necessary licenses;
•	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;

•	commence criminal investigations and prosecutions;
•	impose injunctions, suspensions or revocations of necessary approvals or other licenses;
•	impose fines or other civil or criminal penalties;
•	deny or reduce quota allotments for the raw material for commercial production of Endari;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•	seize Endari or require us to initiate a product recall.

In addition, our product labeling, advertising and promotion are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, although the FDA does not regulate the prescribing practices of physicians. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

The FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could further restrict or regulate post-approval activities relating to Endari. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market Endari, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

Endari may cause undesirable side effects or have other unexpected properties that could result in post-approval regulatory action.

If we or others identify undesirable side effects, or other previously unknown problems, caused by Endari or other products with the same or related active ingredients, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of Endari;
•	regulatory authorities may require us to recall Endari;
•	regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;
•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we may be required to change the way Endari is administered or modify Endari in some other way;
•	the FDA may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us from achieving or maintaining market acceptance of Endari and could substantially increase the costs of commercializing Endari.

We are subject to numerous complex regulations and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

The research, testing, development, manufacturing, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, marketing, distribution, possession and use of Endari are subject to regulation by numerous governmental authorities in the United States. The FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (the “FDCA”) and implementing regulations. Noncompliance with any applicable regulatory requirements can result in refusal to approve products for marketing, warning letters, product recalls or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts, fines, civil penalties and/or criminal prosecution. Additionally, the FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Moreover, the regulatory requirements relating to Endari may change from time to time, and it is impossible to predict what the impact of any such changes may be.

Health care reform measures and changes in policies, funding, staffing and leadership at the FDA and other agencies could hinder or prevent the commercial success of Endari.

In the United States, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our future results of operations and the future results of operations of our potential customers. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries can obtain prescription drug coverage from private sector plans that are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. If Endari is not widely included on the formularies of these plans, our ability to market Endari may be adversely affected.

Furthermore, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. In March 2010, President Obama signed into law the Patient Protection and Affordable Health Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (jointly, the “PPACA”), which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of importance to the pharmaceutical industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in the PPACA and its implementing regulations, including reporting any “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required and reporting to the CMS required by the 90th day of each calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a licensure framework for follow-on biologic products;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•

establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Additionally, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects.

In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This can reduce demand for Endari or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

The commercial success of Endari will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Third-party payors include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third-party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third-party payors have attempted to control costs by limiting coverage through the use of formularies and other cost-containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.

Additionally, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to market Endari and generate revenues. In addition, legislation has been introduced in Congress that, if enacted, would permit more widespread importation or re-importation of pharmaceutical products from foreign countries into the United States, including from countries where the products are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could lead to a decision to decrease our prices to better compete, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under the U.S. federal Anti-Kickback Statute, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal or state health care programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results.

The FDA provides guidelines with respect to appropriate promotion and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the Office of the Inspector General: U.S. Department of Health and Human Services may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted, and our reputation could be damaged.

Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

We may not be able to obtain and enforce patent rights or other intellectual property rights that cover Endari and that are of sufficient breadth to prevent third parties from competing against us.

Our success with respect to Endari will depend, in part, on our ability to preserve our trade secrets and to prevent third parties from infringing upon our proprietary rights. We will not be able to obtain composition of matter patents or methods of use patents that cover Endari. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as Endari.

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how, by entering into confidentiality agreements with third parties, and proprietary information and invention agreements with certain employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our licensors, collaborators and suppliers. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable.

Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidential information and invention agreements, we cannot provide any assurances that all such agreements have been duly executed or will be held enforceable.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell Endari and use our proprietary technologies without infringing the proprietary rights of third parties. As the medical device, biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert Endari infringes their patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various types of medical devices, drugs, products or their methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing Endari.

In addition, there may be issued patents of third parties of which we are currently unaware that are infringed or are alleged to be infringed by Endari. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in-licensed issued patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering Endari. Any such patent application may have priority over our own and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed an U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding to determine priority of invention.

If another party has reason to assert a substantial new question of patentability against any of our claims in our own and in-licensed U.S. patents, the third party can request that the patent claims be reexamined, which may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential infringement suits and, interference and reexamination proceedings, we may become a party to patent opposition proceedings where either the patentability of the inventions subject of our patents are challenged, or we are challenging the patents of others. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that Endari and/or proprietary technologies infringe their intellectual property rights. These lawsuits are costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents.

If a third-party’s patents was found to cover Endari, proprietary technologies or their uses, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to continue to commercialize Endari or use our proprietary technologies unless we or they obtained a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling Endari pending a trial on the merits, which could be years away.

There is a substantial amount of litigation involving patent and other intellectual property rights in the device, biotechnology and pharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•

substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•	a court prohibiting us from selling or licensing Endari unless the third party licenses its product rights to us, which it is not required to do;
•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and/or grant cross-licenses to intellectual property rights for Endari; and
•	redesigning Endari so it does not infringe, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed to us alleged trade secrets of their other clients or former employers. As is common in the biotechnology and pharmaceutical industry, certain of our employees were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Moreover, we engage the services of consultants to assist us in the development of Endari, many of whom were previously employed at or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees and consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these types of claims. Even if we are successful in defending against any such claims, any such litigation would likely be protracted, expensive, a distraction to our management team, not viewed favorably by investors and other third parties, and may potentially result in an unfavorable outcome.

The market exclusivity for Endari for SCD is limited, which could adversely affect our ability to compete in the market and adversely affect the commercial success of Endari.

The exclusivity protections that we expect to protect Endari for SCD from competition are limited in ways that may affect our ability to effectively exclude third parties from competing against us. In particular:

•

Orphan Drug market exclusivity protection for Endari for SCD will expire seven years after Endari was approved by the FDA. Orphan Drug designation will not preclude the FDA from granting Orphan Drug designation to another sponsor developing the same drug for the same indication, approving such other drug before our drug would receive FDA approval, granting Orphan Drug designation and approving such other drug after we would receive approval if such drug is considered clinically superior to our product, approving a product that is the same as our product for a different indication, or approving a different product intended to treat SCD;

•	Orphan Drug status in the European Union is subject to exclusions similar to those in the United States; and
•	there are many countries, including some key markets for our product, in which we do not have intellectual property coverage and where neither orphan drug nor data exclusivity is available.

These limitations and any reductions in our expected protection resulting from the approval of competing products, including other products that could be approved by FDA under the Orphan Drug Act, may subject Endari to greater competition than we expect and could adversely affect our ability to generate revenue from Endari, perhaps materially. These circumstances may also impair our ability to obtain license partners or other international commercialization opportunities on terms acceptable to us, if at all.

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

We market and sell NutreStore L glutamine powder for oral solution, a prescription pharmaceutical product that has received FDA approval for the treatment of SBS when used in combination with a recombinant human growth hormone approved for SBS, and a specialized nutritional support. Patients with SBS receiving intravenous parenteral nutrition (“IPN”) and NutreStore should be routinely monitored for kidney and liver function, particularly patients with kidney or liver impairment. Common reported side effects of NutreStore for patients with SBS include, but are not limited to, nausea or vomiting, feeling the need or urge to empty bowels, gas, abdominal pain, hemorrhoids, constipation, and aggravation of Crohn’s disease, gastric ulcer or gastric fistula. The approved indication of the product in combination with recombinant human growth hormone and specialized diets, and any of these known side effects or any associated warning statements or labeling requirements may limit the commercial profile of this product and prevent us from achieving or maintaining market acceptance of such product.

RISKS RELATED TO DEVELOPMENT OF OUR PRODUCT CANDIDATES

We may not be able to receive regulatory approval for our pharmaceutical grade L‑glutamine treatment for diverticulosis or other product candidates, which would adversely affect our financial and operating condition.

All of our other product candidates are still in preclinical development. Regulatory approval is required to market our PGLG treatment for diverticulosis and any other product candidates we may develop. There are many reasons that we may fail in our efforts to commercialize Endari or that such efforts will be delayed, including:

•	the failure of Endari to receive necessary regulatory approvals from any foreign regulatory authorities in a timely manner, or at all;
•	the failure of Endari be produced in commercial quantities or at reasonable costs;
•	physicians’ reluctance to switch to Endari from existing SCD treatment methods, including traditional therapy agents;
•	the failure of Endari to achieve commercial acceptance for the treatment of SCD;
•	the introduction of products by our competitors that are or are perceived to be more effective or have or are perceived to have a better safety profile than Endari; and
•	the application of restrictions to Endari by regulatory or governmental authorities.

Even if the FDA and other regulatory authorities approve our pharmaceutical grade L‑glutamine treatment for diverticulosis, or any of our other product candidates, the manufacture, packaging, labeling, distribution, marketing and sale of such products will be subject to strict and ongoing post‑approval regulations. Compliance with such regulations will be expensive and consume substantial financial and management resources.

The FDA has the authority to regulate the claims we make in marketing our prescription products to ensure that such claims are true, not misleading, supported by scientific evidence, and consistent with the approved labeling of those products. The FDA and the Federal Trade Commission (“FTC”) also have the authority to regulate the claims we make in marketing our dietary supplement AminoPure. Failure to comply with FDA or FTC requirements in this regard could result in, among other things, warning letters, withdrawal of approvals, seizures, recalls, injunctions prohibiting a product’s manufacture and distribution, restricting promotional activities, requiring corrective actions regarding sales and marketing activities, other operating restrictions, civil money penalties, disgorgement, and criminal prosecution. In addition, if we make any marketing claims that are related to a health care provider’s unlawful submission for reimbursement from government programs, we could be subject to potential liability for violations of the False Claims Act, which may lead to disqualification from government programs or criminal prosecution, or both. Any of these government enforcement actions, if taken against us, could negatively impact our product sales and profitability.

Additionally, regulatory approval of any of our prescription products may be conditioned on our agreement to conduct costly post‑marketing follow‑up studies to monitor the safety or effectiveness of such products or to implement specific risk mitigation strategies. In addition, as clinical experience with any of our products following such approval, if any, expands after approval because the product is used by a greater number and more diverse group of patients than during clinical trials, unknown side effects or other problems may be observed that were not observed or anticipated during pre‑approval clinical trials. In any such case, one or more regulatory authorities could require additional risk information be added to the labeling of the product, restrict the indications for which the product may be sold, restrict the distribution channels, or revoke the product’s regulatory approval, which could hinder our ability to generate revenues from that product. If we fail to develop and commercialize our product candidates as planned, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research product development programs, and we may be forced to cease operations.

The development process to obtain FDA approval for new drugs, biologics and cell‑based therapies is very costly and time consuming and if we cannot complete our clinical trials in a cost‑effective manner, our operations may be adversely affected.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we or a collaborator must complete preclinical development and then complete one or more extensive clinical trials to demonstrate the safety and effectiveness of the product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Costs of clinical trials may vary significantly over the life of a development project owing, but not limited to, the following:

•	the number of patients that participate in the trials;
•	the per patient trial costs;
•	the number of sites and clinical investigators involved in the trials;
•	the number and types of trials and studies that may need to be performed;
•	the length of time required to recruit, screen, and enroll eligible patients;
•	the duration of the clinical trials;
•	the countries in which the trials are conducted;
•	the number of doses that patients receive;
•	adverse events experienced by trial participants;

•	the drop‑out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the extent and duration of patient follow‑up;
•	difficulties that could arise in analyzing and reporting to regulators the results of clinical trials; and
•	the efficacy and safety profile of the product candidate.

If we are unable to control the timing and costs of our clinical trials and conduct our trials and apply for regulatory approvals in a timely and cost‑effective manner, our operations may be adversely affected.

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

Generally speaking, whether we complete our clinical trials in a timely manner, or at all, for any product candidate is dependent in part upon: (i) the date the applicable investigational IND becomes effective enabling us to commence the applicable clinical studies (which, under U.S. law, occurs no more than 30 days after the FDA receives the IND, unless the FDA places the IND on clinical hold, in which case the FDA may request us to provide additional data from completed preclinical studies or undertake additional preclinical studies, the latter of which could materially delay the clinical and regulatory development of the applicable product candidate); (ii) the engagement of clinical trial sites and clinical investigators; (iii) reaching an agreement with clinical investigators on acceptable clinical trial agreement terms, clinical trial protocols or informed consent forms; (iv) obtaining approval from the institutional review boards used by the clinical trial sites we seek to engage; (v) the rate of patient enrollment and retention; and (vi) the rate to collect, clean, lock and analyze the clinical trial database.

Patient enrollment in trials is a function of many factors, including the design of the protocol, the size of the patient population, the proximity of patients to and availability of clinical sites, the eligibility criteria for the trial, the perceived risks and benefits of the product candidate under trial and of the control product, if any, the clinical investigator’s efforts to facilitate timely enrollment in clinical trials, the patient referral practices of local physicians, the existence of competitive clinical trials, and whether other investigational or new therapies are available for the indication. If we experience delays in identifying and contracting with appropriate clinical investigators and sites, in obtaining approval of the applicable institutional review boards, in enrolling and retaining patients and/or in completing our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials on a cost‑effective or timely basis, if at all. If we or any third party have difficulty obtaining sufficient clinical drug materials or enrolling a sufficient number of patients in a timely or cost‑effective manner to conduct clinical trials as planned, or if enrolled patients do not complete the trial as planned, we or a third party may need to delay or terminate ongoing clinical trials, which could negatively affect our business.

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

We cannot market a pharmaceutical product in any jurisdiction until we have completed rigorous preclinical testing and clinical trials for that product, demonstrated the product’s safety and substantial evidence of effectiveness for its intended use, obtained the approval of the applicable regulatory authority for our proposed labeling of the product, and met the other requirements of such jurisdiction’s extensive regulatory approval process. Preclinical testing and the conduct of clinical trials are long and expensive. Data obtained from preclinical and clinical tests can be interpreted in different ways and could ultimately be deemed by regulatory authorities to be insufficient with respect to providing substantial evidence of effectiveness and safety required for regulatory approval, which could delay, limit or prevent regulatory approval. It may take us many years to complete the required testing of our product candidates to support an application for marketing approval and failure can occur at any stage during this process.

We cannot provide assurance that our preclinical testing and clinical trials will be completed successfully within any time period specified by us, or without significant additional resources or expertise provided by third parties to conduct such testing. We cannot provide assurance that any such testing will demonstrate that our product candidates meet regulatory approval requirements for safety and effectiveness or that any such product will be approved for a specific indication. Results from early clinical trials may not be indicative of the results that will be obtained in later‑stage clinical trials or in the population of patients for whom the applicable product is prescribed following any approval. In addition, negative or inconclusive results from the clinical trials we conduct or adverse events experienced by the patients in such clinical trials could cause us to have to suspend, repeat or terminate the clinical trials. Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards and must meet the requirements of these authorities including but not limited to requirements for informed consent, human subject protection and good clinical practices; and we cannot guarantee that we will be able to comply, or that a regulatory authority will agree that we have complied, with such requirements. We rely on third parties, such as contract research organizations and/or contract laboratories, regulatory consultants and data management companies to assist us in overseeing and monitoring clinical trials as well as to process the clinical data and manage test requests, which may result in delays or failure to complete trials, if the third parties fail to perform or meet applicable regulatory requirements and standards. A failure by us or any such third parties to comply with the terms and conditions of the protocol for any clinical study or the regulatory requirements for any particular product candidate or to complete the clinical trials for a product candidate in the projected time frame could have a significant negative effect on our business and financial condition.

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

We have historically focused on the research and development of our pharmaceutical grade L‑glutamine treatment for SCD and have limited experience in the research, development or commercialization of cell sheet regenerative medicine products or any other biological product. No clinical trials of cell sheet regenerative products have been conducted in the United States and no biological products based on cell sheet engineering have been approved by regulatory authorities in any jurisdiction. Such products must be manufactured in conformance with current cGMP requirements as well as Good Tissue Practice (“GTP”) requirements and demonstrate that they are safe, pure and potent to be effective for their intended uses to obtain FDA approval. The GTP requirements, which are specifically applicable to all cellular‑based products, are intended to prevent communicable disease transmission. It is uncertain what type and quantity of scientific data would be required to support initiation of clinical studies or to sufficiently demonstrate the safety, purity and potency of cell sheet regenerative medicine products for their intended uses. Such uncertainties could delay our ability to obtain FDA approval for and to commercialize such products. In addition, the research and commercialization of cell sheet regenerative medicine products could be hindered if third-party manufacturers of such products are not compliant with cGMP, GTP, and any other applicable regulations. Any delay in the development of, obtaining FDA approval for, or the occurrence of any problems with third-party manufacturers of cell sheet regenerative medicine products would negatively affect our ability to commercialize such products.

The use of any of our product candidates in clinical trials and in the market may expose us to liability claims.

The nature of our business exposes us to potential liability risks inherent in the testing and manufacturing of our product candidates and marketing of any products. While in clinical stage testing, our product candidates could potentially harm people or allegedly harm people and we may be subject to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already critically ill when they enter a trial. Informed consent and contractual limitations on payments for subject injury or waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we currently carry a $5 million clinical product liability insurance policy, it may not be sufficient to cover future claims. In addition, in some cases the contractors on which we rely for manufacturing our product candidates may indemnify us for third-party claims brought against us arising from matters for which these contractors are responsible. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance or indemnity. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any products by us or our partners. We currently do not have any clinical or product liability claims or threats of claims filed against us.

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

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

If the L‑glutamine manufacturers upon which we rely fail to produce in the volumes and quality that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our L‑glutamine‑based products, if any, and may lose any marketing exclusivity and potential revenues.

We do not currently have our own manufacturing capabilities. We therefore depend heavily upon third-party manufacturers for commercial supplies of both our product candidates under development and the products we sell. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Our third-party manufacturers and key suppliers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments at foreign facilities, financial difficulties or other problems beyond their control and may not be able to expand their capacity or to produce additional product requirements for us in the event that demand for our products increases. If these manufacturers or key suppliers were to encounter any of these difficulties, or otherwise fail to comply with their regulatory and contractual obligations, our ability to timely launch any potential product candidate, if approved, would be jeopardized. If we are unable to ensure adequate supply of an orphan drug for which we have obtained marketing exclusivity, the FDA may approve another drug for marketing, which could have a material adverse effect on our business and financial condition.

We currently obtain our pharmaceutical grade L‑glutamine from two Japanese companies, which together produce the vast majority of pharmaceutical grade L‑glutamine approved for sale in the United States, and obtain all of our L‑glutamine for our NutreStore product from one of these companies. We intend to continue to rely on these manufacturers to produce our pharmaceutical grade L‑glutamine, but we have not entered into, and may not be able to establish, long‑term supply agreements with these key suppliers on acceptable terms. Furthermore, pursuant to a letter of intent between us and Ajinomoto, we have agreed to purchase or cause relevant third-party purchasers to purchase from Ajinomoto all of the L‑glutamine that we will need for our commercial products, subject to an exception that we may purchase up to 10% of our source pharmaceutical grade L‑glutamine from third‑party suppliers on a backup basis. If these suppliers were to experience any manufacturing or production difficulties producing pharmaceutical grade L‑glutamine, or we were unable to purchase sufficient quantities of pharmaceutical grade L‑glutamine on acceptable terms, our ability to conduct additional clinical trials, to commercialize Endari, and to continue to sell NutreStore would be harmed.

In addition, all manufacturers, packers, distributors and suppliers of pharmaceutical products must comply with applicable cGMP regulations for the manufacture of pharmaceutical products, which are enforced by the FDA through its facilities inspection program. The FDA is likely to conduct inspections of our third-party manufacturer and key supplier facilities as part of the FDA’s pre‑approval review of any of our NDAs and post‑approval, ongoing compliance programs. If our third-party manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval for products undergoing regulatory review or the inability to meet market demands for any approved products, particularly if these sites are supplying single source ingredients required for the manufacture of any potential product. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation, among other items. Furthermore, each manufacturing facility used to manufacture drug or biological products is subject to FDA inspection and must meet cGMP requirements. As a result, if one of the manufacturers that we rely on shifts production from one facility to another, the new facility must undergo a preapproval inspection and, for biological products, must be licensed by regulatory authorities prior to being used for commercial supply. Our manufacturers may be unable or fail to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with any applicable manufacturing requirements may result in warning or untitled letters, fines, product recalls, seizures, corrective actions involving public notifications, injunctions, total or partial suspension of production, civil money penalties, suspension or withdrawals of previously granted regulatory approvals, refusal to approve new applications or supplements to applications for marketing of new products, import or export bans or restrictions, disgorgement of profits, debarment and criminal prosecution and criminal penalties. Any of these penalties could delay or prevent the promotion, marketing or sale of our products. If the safety of any quantities supplied is compromised due to a third-party manufacturer’s failure to comply with or adhere to applicable laws or for other reasons, we may be liable for injuries suffered by patients who have taken such products and we may not be able to obtain regulatory approval for or successfully commercialize our products.

We expect to rely on third parties to conduct future clinical trials of our product candidates and those third parties may not perform satisfactorily, including failing to meet deadlines for the conduct of such trials.

We engaged a third‑party contract research organization (“CRO”) to conduct our clinical trials for Endari and expect to engage a CRO to conduct any further required clinical trials with respect to such product candidates and any clinical trials with respect to any of our other product candidates that may progress to clinical development. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities, but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as GCPs for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government‑sponsored database, www.ClinicalTrials.gov, within specified timeframes. Failure to do so can result in the FDA refusing to accept a NDA for the product candidate under study, fines, adverse publicity and civil and criminal sanctions.

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

If we do not obtain the support of new, and maintain the support of existing, key scientific collaborators, it may be difficult to research medical indications for L‑glutamine other than SCD and to expand our product offerings, which may limit our revenue growth and profitability and could have a material adverse effect on our business, financial condition and operating results.

We will need to establish relationships with additional leading scientists and research institutions in order to develop new products and expand our product offerings and to explore other medical indications for L‑glutamine‑based products. Although we have established research collaborations, we cannot assure you that our relationships with our research collaborators will continue or that we will be able to attract additional research partners. If we are not able to maintain existing or establish new scientific relationships to assist in our research and development, we may not be able to successfully develop our product candidates or expand our product offerings.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

We depend on licenses and sublicenses of certain patents for our existing L‑glutamine products and Endari. If any of these licenses, sublicenses, or the licenses under which we have been sublicensed terminates, or if any of the patents that have been licensed or sublicensed to us are challenged and we are limited in our ability to utilize any of those patents, we may be unable to develop, out‑license, market and sell our products, which would cause a material adverse effect on our business, prospects, financial condition, and operating results.

Our ability to develop products depends on licenses and sublicenses we have obtained to patents that claim the use of L‑glutamine to treat SCD and diverticulosis and the use of CAOMECS for the treatment of corneal impairments.

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

In particular, the SCD Patent expired in May 2016, and our license to the SCD Patent terminated with the expiration of the patent. While this means we would have no further obligations to pay royalties under the SCD License, this also means that our competitors would be able to utilize processes, technologies and methods that were previously protected by the SCD Patent to potentially develop competing products. Since our competitors generally have greater resources than we do, our competitors may be able to develop competing products more quickly than we can. While we have an Orphan Drug designation for the use of L‑glutamine for the treatment of SCD, Orphan Drug exclusivity may be lost if another L‑glutamine product for the same indication demonstrates clinical superiority. If our competitors are able to develop alternative L‑glutamine products, it may have a material and adverse effect on our operations and our ability to commercialize our products, since it may either eliminate our exclusivity before we are able to take a product to market, or may significantly shorten the period for which we have such exclusivity, making it more difficult for us to recoup the expenses we incurred in researching and developing our products.

If we are unable to protect proprietary technology that we invent and develop, we may not be able to compete effectively and our business and financial prospects may be harmed.

Where appropriate, we seek patent protection for inventions we conceive and reduce to practice. Patent protection, however, is not available for all of these inventions and for some of these patent protection may be limited. In addition, in developing some of our inventions, we may have to design around patents held by others. If we must spend significant time and money protecting our patents, designing around patents held by others or in‑licensing patent or other proprietary rights held by others, potentially for large fees, our business and financial prospects may be harmed.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy‑Smith America Invents Act (the “Leahy‑Smith Act”) was signed into law. The Leahy‑Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office recently developed new regulations and procedures to govern administration of the Leahy‑Smith Act, and many of the substantive changes to patent law associated with the Leahy‑Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy‑Smith Act will have on the operation of our business. However, the Leahy‑Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our licensed patents, all of which could have a material adverse effect on our business and financial condition.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative treatments in a non‑infringing manner.

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing products similar or identical to our product candidates or products, or limit the duration of the patent protection of our product candidates or products. Given the amount of time required for the development, testing and regulatory review of new therapeutics, patents protecting our product candidates might expire before or shortly after such candidates are commercialized as products. Patent protection for Endari expired in May 2016. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing our product candidates and manufacturing and marketing any of our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us. Alternatively, we could be ordered to cease commercializing any of our products that is found to infringe a third party’s intellectual property rights. In addition to being forced to cease commercialization of such a product, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a third party’s patent. A finding of infringement could prevent us from developing our product candidates and commercializing our products or force us to cease some of our business operations. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Although we try to ensure that our employees do not use the proprietary information or know‑how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

Moreover, we may be subject to a third‑party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post‑grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of or invalidate our patent rights, allow third parties to commercialize products similar or identical to our product candidates or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third‑party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our issued patents, trade secrets, know‑how or other intellectual property. To counter infringement or unauthorized use or to determine the scope and validity of our intellectual property rights, we may be required to file infringement claims or pursue other proceedings, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation or other proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly, subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from the third party, any or all of which could have a material adverse effect on our business.

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

In addition to licensing patent rights and seeking patents for our intellectual property, we also rely on trade secrets, including unpatented know‑how, technology and other proprietary information, to maintain our competitive position. Our competitors may use our methods, or acquire similar expertise, in order to develop L‑glutamine‑based treatments and progress these through clinical development and commercialization, which could impair our ability to successfully develop our product candidates and commercialize them as products.

We seek to protect our trade secrets, in part, by entering into non‑disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

Licensing our product candidates from other companies, universities or individuals does not always prevent them from developing non‑identical but competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us. While we seek patent protection for all of our owned and in‑licensed product candidates, the entities and individuals who have assigned or licensed to us these product candidates employ or are, as applicable, experienced scientists who may continue to do research and development relevant to our product candidates, and any of them may seek patent protection in the same areas that led to the discovery of the product candidates that they have assigned or licensed to us. By virtue of the previous research that led to the discovery of the inventions that they licensed or assigned to us, these companies, universities, and individuals may be able to develop and market competitive products in less time than might be required to develop a product with which they have no prior experience and may reduce our future revenues from products resulting from successful development and approval of our product candidates.

RISKS RELATED TO REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES AND OTHER LEGAL COMPLIANCE MATTERS

Our business is subject to extensive government regulation, which could cause delays in the development of our product candidates and commercialization of any resulting products, impose significant costs on us or provide advantages to our larger competitors.

The FDA and similar regulatory authorities in foreign countries impose substantial requirements upon the development, manufacture and marketing of therapeutic products, such as drugs, biologics, and cell‑based therapies. Failure to obtain marketing approval for any of our product candidates in any jurisdiction will prevent us from commercializing it as a product in that jurisdiction. The FDA and most other regulatory authorities impose requirements for laboratory and clinical testing, manufacturing, labeling, registration, marketing, storage, distribution, recordkeeping, reporting, and advertising and promotion, and other costly and time‑consuming processes and procedures applicable to therapeutic products. In some cases, as a condition for approval to market any of our product candidates, the FDA or other regulatory authorities may impose commitments that we must satisfy following any such approval. These post‑approval commitments could vary substantially from country to country depending upon the type, complexity and novelty of the applicable therapeutic product. Satisfaction of any such post‑approval commitments (including the requirement to conduct additional clinical studies), if imposed by the FDA or other regulatory authorities, could take several years or more. In addition, post‑approval requirements regarding safety surveillance, cGMP compliance, advertising and promotion, adverse event reporting, and recordkeeping must be satisfied at all times.

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

Even though we have obtained Orphan Drug designation for Endari, we may not be able to maintain Orphan Drug marketing exclusivity for this product candidate or any of our other product candidates.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate therapeutic products under development for relatively small patient populations as “orphan drugs”. Under the Orphan Drug Act, the FDA may designate a therapeutic product as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. We have obtained Orphan Drug designation from the FDA and EC for L‑glutamine treatment for SCD, and we may seek Orphan Drug designation for our other product candidates. Generally, if a product candidate with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has been granted such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or European Medicines Agency (“EMA”) as applicable, from approving another marketing application for the same product candidate prior to the expiration of that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if the product no longer meets the criteria for Orphan Drug designation or if its commercialization is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to ensure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. In the United States, Orphan Drug exclusivity may be lost if another L‑glutamine product for the same indication demonstrates clinical superiority, such as a better safety or efficacy profile, in which case the FDA would be permitted to approve the third-party product. Orphan Drug exclusivity does not bar the FDA from approving another L‑glutamine product for any other indication. Nor does Orphan Drug designation bar the FDA from granting Orphan Drug designation and approving another product for the same orphan disease or condition.

Any product candidate for which we obtain marketing approval would be subject to post‑marketing regulatory requirements and limitations and could be subject to recall or withdrawal from the market, and we may be subject to penalties if we fail to comply with such regulatory requirements or if we experience unanticipated problems in commercializing any of our product candidates, when and if any of them are approved by regulators.

Any product candidate for which we obtain marketing approval, along with the collection and reporting of post‑approval clinical data, manufacturing processes, labeling, advertising and promotional activities for the resulting product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post‑marketing information and reports, establishment registration and product listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if the FDA or other regulators outside the United States grant marketing approval to any of our product candidates, the approval may be subject to limitations on the indicated uses for which it may be marketed as a product or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy (“REMS”). If any of our product candidates receives marketing approval, the labeling (including the package insert) that must accompany its distribution as a product may limit its approved use, which could limit the total number of prescriptions written for such products.

The FDA may also impose requirements for costly post‑marketing studies or clinical trials and surveillance to monitor the safety or effectiveness of any approved product. The FDA closely regulates the post‑approval marketing and promotion of therapeutic products to ensure they are marketed for the approved indications and in accordance with the provisions of the approved labeling, and that any marketing claims or communications by a person or company responsible for the manufacture and distribution of the product regarding off‑label use are truthful and not misleading. If we market any of our products for indications that have not been approved in a manner that is considered misleading or not truthful, we may be subject to enforcement action for misbranding the product. Violations of the FD&C Act relating to the promotion of prescription products may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. In recent years, several pharmaceutical companies have been or settled lawsuits for fined significant amounts for such violations.

In addition, later discovery of previously unknown adverse events or other problems with any of our product candidates that are approved for marketing as products, the contract manufacturers from which we obtain supplies of these products, the manufacturing processes they use to manufacture these products, or our or their failure to comply with regulatory requirements, may have negative consequences, including:

•	restrictions on the manufacturers or manufacturing processes for such products;
•	restrictions on the labeling or marketing of such products;
•	restrictions on distribution or use of such products;
•	requirements to conduct post‑marketing studies or clinical trials;
•	warning letters;
•	recall or withdrawal of such products from the market;
•	refusal to approve pending applications or supplements to approved marketing applications that we submit;
•	clinical holds on clinical studies of such products;
•	fines, restitution or disgorgement of revenue or profit generated by sales of such products;
•	suspension or withdrawal of the marketing approvals of such products;
•	refusal to permit the import or export of such products;
•	seizure of such products;
•	injunctions prohibiting the manufacture, marketing, sale, distribution, or related action in respect of such products;
•	the imposition of civil or criminal penalties; or
•	debarment of our company and any of our officers or other employees responsible for such problems from future dealings with the FDA.

Non‑compliance with applicable regulatory requirements regarding safety monitoring, also called pharmacovigilance, and with requirements related to the development of therapeutics for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with applicable regulatory requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Many of our potential customers are located in markets with underdeveloped health care systems.

Our lead product, Endari, is a pharmaceutical grade L-glutamine oral powder treatment for sickle cell anemia and sickle ß0‑thalassemia, two of the most common forms of SCD. SCD is a genetic blood disorder that affects 20‑25 million people worldwide and occurs with increasing frequency among those whose ancestors are from regions including sub‑Saharan Africa, South America, the Caribbean, Central America, the Middle East, India and Mediterranean regions such as Turkey, Greece and Italy. Thus, while SCD affects people throughout the world, the prevalence of SCD is higher in certain geographies, such as central and sub‑Saharan Africa and the Caribbean, that currently have underdeveloped health care systems or significantly lower rates of health insurance coverage. Furthermore, a majority of people in many of these geographies are low‑income and may be unable to afford Endari. These factors may ultimately limit our addressable market. Our ability to achieve profitability may be adversely impacted if we are unable to access markets with greater prevalence of SCD, or if there are insufficient SCD patients in geographies with more well‑developed health care systems.

Our current and future relationships with customers and third‑party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti‑kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. Any present or future arrangements with third‑party payors, healthcare providers and professionals and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including inducing, facilitating or encouraging submission of false claims to government programs and prohibitions on the offer or payment or acceptance of kickbacks or other remuneration for the purchase of our products. Healthcare providers, physicians and third‑party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with customers and third‑party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products. In addition, we may be subject to transparency laws aimed at controlling healthcare costs and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include (but are not limited to):

•

the federal Anti‑Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil qui tam actions (commonly referred to as “whistleblower actions”), against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

provisions under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that impose criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

provisions under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, that impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Open Payments program under the federal Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, cell‑based therapies, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members;

•

state and foreign laws and regulations analogous to those described above, such as state anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third‑party payors, including private insurers;

•

state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers;

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

Because of the sweeping language of the federal Anti‑Kickback Statute, many potentially beneficial business arrangements would be prohibited if the statute were strictly applied. To avoid this outcome, the Department of Health and Human Services has published regulations, known as “safe harbors,” that identify exceptions to or exemptions from the statute’s prohibitions. Arrangements that do not fit within the safe harbors are not automatically deemed to be illegal, but must be evaluated on a case by case basis for compliance with the statute and may be subject to scrutiny (and ultimately prosecution) by enforcement agencies. We seek to comply with the Anti‑Kickback Statute and, if necessary, to fit within one of the defined safe harbors. We may be less willing than some of our competitors to take actions or enter into business arrangements that do not clearly satisfy the safe harbors. As a result, this unwillingness may put us at a competitive disadvantage. However, due to the breadth of the statutory provisions and the absence of uniform guidance in the form of regulations or court decisions, there can be no assurance that our practices fit within the safe harbors or that they will not be challenged under anti‑kickback or similar laws. Further, liability may be established without a person or entity having actual knowledge of the federal Anti‑Kickback Statute or specific intent to violate it. Violations of such restrictions may be punishable by civil or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from U.S. federal healthcare programs (including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition, results or operations and cash flows.

Under the False Claims Act, drug manufacturers have been held responsible for claims filed by physicians for reimbursement of the cost of medical services related to uses of a pharmaceutical product that are not on the approved labeling, known as “off‑label use,” if the manufacturer promoted the product for such off‑label use. If the FDA or other government agencies determine that our promotional materials, trainings or other activities constitute off‑label promotion of any of our products, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Violations of the False Claims Act may result in treble damages based on the amount of overpayment and additional civil fines of $5,000 to $10,000 for each false claim. Drug manufacturers could also be held responsible for reimbursement claims submitted by any physician for pharmaceutical products that were knowingly not manufactured in compliance with cGMP regulations.

In addition to the state laws previously described, we also are subject to other state fraud and abuse statutes and regulations. Many of the states in which we operate or plan to expand to have adopted a form of anti‑kickback law, self‑referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. A determination of liability under any of these laws could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post‑approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the PPACA (often commonly referred to as the “Affordable Care Act”), a law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti‑Kickback Statute, new government investigative powers and enhanced penalties for non‑compliance;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated prices of applicable brand medicines to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s medicines purchased outside a hospital setting to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered medicines dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level beginning in 2014, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	the new requirements under the federal Open Payments program and its implementing regulations;
•	a new requirement to annually report samples of medicines that manufacturers and distributors provide to physicians; and
•	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any of our products. Any reduction in reimbursement from Medicare or other government‑funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize any of our products.

Legislative and regulatory proposals have been made to expand post‑approval requirements and restrict sales and promotional activities for prescription medicines. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post‑marketing testing and other requirements.

A variety of risks associated with marketing any of our products internationally could hurt our business.

We may seek regulatory approval for our pharmaceutical grade L‑glutamine treatment for SCD and our other product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing regulatory requirements in foreign countries;
•

the potential for so‑called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market with low or lower prices rather than buying them locally;

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

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo‑political actions, including war and terrorism.

These and other risks associated with our potential international operations may compromise our ability to achieve or maintain profitability.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of any of our products to other available therapies. If reimbursement of any of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

RISK RELATED TO INFORMATION TECHNOLOGY AND SECURITY

Our business and operations may be adversely affected by information technology (“IT”) system failures or cybersecurity breaches.

We rely on IT networks and systems, including those of third-party service providers, to collect, process, store and transmit confidential information including, but not limited to, personal information and intellectual property for a variety of functions including, but not limited to, conducting clinical trials, financial reporting, data and inventory management. We also have outsourced certain services, including recruiting services, call center services, contract sales organization services and other ancillary services relating to the commercial marketing and sale of Endari in the United States, as well as significant elements of our IT security systems, and, as a result, our service providers have access to our confidential information. Despite the implementation of security measures and recovery plans, our network and information systems and those of third parties we use in our operations are vulnerable to damage from computer viruses, cyberattacks, physical or electronic break-ins, service disruptions, and security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur, our operations may be disrupted, and we may suffer from economic loss, reputational harm, regulatory actions or other legal proceedings. Further, such breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased risks of the actions described above.

We expect that risks and exposures related to cybersecurity breaches will remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats.

RISKS RELATED TO EMPLOYEE MATTERS AND MANAGING OUR GROWTH

We rely heavily on Yutaka Niihara, M.D., M.P.H., our Chairman and Chief Executive Officer, and the loss of his services would have a material adverse effect upon our business and prospects.

Our success depends to a significant extent upon the continued services of Yutaka Niihara, M.D., M.P.H., founder of Emmaus Medical and our Chairman and Chief Executive Officer. Since inception, we have been dependent upon Dr. Niihara, who was one of the initial patentees for the method we are utilizing in Endari. While Dr. Niihara and the rest of our executive officers are parties to confidentiality agreements that prevent them from soliciting our existing customers or disclosing information deemed confidential to us, we do not have any agreement with Dr. Niihara or any key members of management that would prohibit them from joining our competitors or forming competing companies. In addition, we do not maintain key man life insurance policies on any of our executive officers. If Dr. Niihara or any key management personnel resign to join a competitor or form a competing company, the loss of such personnel, together with the loss of any customers or potential customers due to such executive’s departure, could materially and adversely affect our business and results of operations.

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

In addition, we intend to hire in‑house marketing personnel to promote and market and sell our SCD and SBS treatment products to patients, physicians and treatment centers, and obtain the approval of insurance companies and healthcare payors for reimbursement of the cost of these treatments. We cannot assure you that we will be able to recruit and retain qualified personnel to perform these marketing functions. Our inability to hire and then retain such personnel and scientists could have a materially adverse effect on our business, financial condition and results of operations.

The pharmaceutical and biotechnology industries are subject to rapid technological change, and if we fail to keep up with such change, our results of operations and financial condition could be adversely impacted.

Biotechnology and related pharmaceutical technology have undergone and are subject to rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our failure to keep pace with such rapid change could result in Endari and other product candidates becoming obsolete and we may be unable to recoup any expenses incurred with developing such products, which may adversely affect our future revenues and financial condition.

We expect to expand our product development, regulatory and marketing capabilities, and, as a result, we may encounter difficulties managing our growth, which could disrupt our operations.

We expect to continue to grow, which could strain our managerial, operational, financial and other resources. With the completion of our Phase 3 clinical trial of Endari and the potential expansion of clinical‑stage programs and in‑licensing and acquisition of additional clinical‑stage product candidates, we will be required to retain experienced personnel in the regulatory, clinical and medical areas over the next several years. Also, as our preclinical pipeline diversifies through the acquisition or in‑licensing of new product candidates, we will need to hire additional scientific and other personnel in order to supplement our existing scientific expertise over the next several years.

Our staff, financial resources, systems, procedures or controls may be inadequate to support our operations, and our management may be unable to take advantage of future market opportunities or manage successfully our relationships with third parties if we are unable to adequately manage our anticipated growth and the integration of new personnel. We may not be able on a timely and cost-effective basis to identify, hire and retain any needed additional management, scientific or sales and marketing personnel to develop and implement our product development plans, conduct preclinical and clinical testing of our product candidates and, if they are approved by the FDA and other government regulators, commercialize them as products. In addition, we may not be able to successfully manage potential rapid growth with our current limited managerial, operational, and financial resources.

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

As of December 31, 2017, our officers and directors controlled 30.0% of our issued and outstanding common stock, and our Chairman and Chief Executive Officer controlled 27.8% of our issued and outstanding common stock. These stockholders can exert significant influence in determining the outcome of corporate actions requiring stockholder approval and that otherwise control our business, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, and may have interests that differ from our stockholders, generally.

If a market develops for our common stock, the market price and trading volume of our common stock may be volatile.

If a market develops for our common stock, the market price of our common stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, share arbitrage, the exercise of options or warrants or the conversion of convertible notes or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other companies, whether large or small, within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn; changes in the laws that affect our products or operations; competition; compensation related expenses; application of accounting standards; and our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business. In addition, in situations where the market price of a company’s shares may drop significantly, stockholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources. In addition, the market price for securities of pharmaceutical and biotechnology companies historically has been volatile, and the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to decline substantially.

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

We have identified a material weakness in our internal control over financial reporting and, as a result of such weakness, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2017. The material weakness related to our not having adequate depth and sufficiency of human resources with the technical accounting principles generally accepted in the United States (“GAAP”) expertise available in our accounting and finance department to appropriately identify, research, analyze and conclude upon the proper accounting treatment for complex or unusual transactions involving options, equities, and other financial instruments as well as to maintain effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions and effective internal communication of significant transactions. This and related events, however, did not result in a delay in the filing of our Annual Report for the fiscal year ended December 31, 2017 whereas it did contribute in the delay of filing our Annual Report for the previous fiscal year ended December 31, 2015.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes‑Oxley Act of 2002, the Dodd‑Frank Wall Street Reform and Consumer Protection Act and related SEC regulations have significantly increased the costs and risks associated with accessing the public markets and public reporting. We are required to comply with many of these rules, and would be required to comply with additional of these rules if our securities are listed on a stock exchange. Our management and other personnel need to devote a substantial amount of time and financial resources to comply with these requirements, as well any new requirements implemented by the SEC. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time‑consuming and costly and could lead to a diversion of management time and attention from revenue generating activities to compliance activities. We are currently unable to estimate these costs with any degree of certainty. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain director and officer liability insurance.

Our certificate of incorporation and bylaws and Delaware law may have anti‑takeover effects that could discourage, delay or prevent a change in control or adversely affect the value of our common stock.

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

We are an “emerging growth company” and we may take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non‑binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock if one develops and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We will remain an “emerging growth company” until the earliest of:

•	the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion,
•

the date that we become a “large accelerated filer” as defined in Rule 12b‑2 under the Exchange Act, which would occur if the market value of our shares that are held by non‑affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter,

•	the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three‑year period, and
•	the last day of our fiscal year containing the fifth anniversary of the date on which shares of our common stock become publicly traded in the U.S.

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

We lease office space under operating leases from unrelated entities. The rent expense during the years ended December 31, 2017 and 2016 amounted to $563,382 and $598,716, respectively.

We lease approximately 13,329 square feet of office space for our headquarters in Torrance, California, at a base rental of $38,906 per month. The lease relating to this space has been extended to expire on February 29, 2024. We also lease an additional 1,600 square feet office space in Torrance, California at a base rent of $2,240 per month. The lease relating to this space will expire on January 31, 2020.

In addition, EM Japan leases 1,322 total square feet of office space in Tokyo, Japan. The leases relating to the space will expire on September 30, 2018. ELSK leases 465 total square feet of office space in Seoul, Korea. The leases relating to the space will expire on November 29, 2018.

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

Holders

As of March 20, 2018, we had approximately 467 stockholders of record.

Dividends

We did not pay cash dividends on our common stock in the years ended December 31, 2017 and 2016, and do not expect to do so in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors in its discretion and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2017, the Company sold and issued at face value $2,410,787 aggregate principal amount of convertible notes to third parties, which notes bear interest at 10% per annum and mature on the respective one‑year anniversary dates of the notes. If our common stock becomes quoted on the OTC market, the principal amount and all accrued and unpaid interest of the notes will automatically convert into shares of our common stock at a conversion price of $4.50 per share. At or after the first anniversary of the loan date, the holders of the notes may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of our common stock at a conversion price of $4.50 per share.

On October 14, 2017, the Company refinanced an outstanding convertible note in the principal amount of $3,946,340 that bears interest at 10% per annum. The note has a six‑month term, which may be extended by the holder for up to one year. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of our common stock at a conversion price of $3.50 per share at any time upon the election of the holder.

In October 2017, the Company issued a convertible note to Alfred and Janet Lui Family Trust, a third party, in the principal amount of $200,000, that bears interest at 10% per annum and has one-year term. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company's common stock at a conversion price equal to 75% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company's common stock at a conversion price of $10.00 per share.

In November 2017, the Company issued a convertible note to Wei Peu Zen, a third party, in the principal amount of $5,000,000, that bears interest at 10% per annum and mature on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $10.00 per share at any time during the term of the note upon the election of the holder.

In December 2017, the Company refinanced convertible notes to a third party, totaling $217,284 in aggregate principal amount, which notes bear interest at 10% per annum and have a due on demand term. If the Company completes a qualified public offering, the principal amount of the notes will automatically convert into shares of the Company's common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. At or after the first anniversary of the loan date, the holders of the notes may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company's common stock at a conversion price of $4.50 per share.

The conversion prices of the foregoing convertible notes generally are subject to appropriate adjustment in the event of any stock splits, stock dividends, recapitalizations and similar transactions with respect to the capital stock of the Company.

On December 29, 2017, the “Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with GPB Debt Holdings II, LLC (“GPB”), pursuant to which the Company issued to GPB a $13,000,000 principal amount senior secured convertible promissory note (the “Initial Note”) for an aggregate purchase price of $12,480,000, representing a 4% original issue discount. Capitalized terms not defined herein have the definitions given to them in the Purchase Agreement.

The Initial Note, which matures on December 29, 2020 (the “Maturity Date”), provides for monthly payments of interest in cash at the rate of 12.5% per annum. In addition, the Initial Note provides for an annual payment of paid-in-kind interest at the rate of 1.0% per annum. Beginning on the 30th month after the issuance of the Initial Note, the Company also is required to make monthly principal payments in an amount equal to 5% of the original principal amount of the Initial Note.

The Initial Note (including accrued and unpaid interest) may be prepaid, in whole or in part, at any time prior to the Maturity Date, upon twenty (20) days’ prior written notice. During such notice period, GPB may exercise its conversion rights described below in whole or in part. Upon a prepayment, in whole or in part, the Company shall pay GPB an additional success fee equal to (a) 2% of any such payment if such payment is paid prior to the 24th-month anniversary of the Original Issue Date or (b) 3% of any such payment if such amount is paid on or after the 24th-month anniversary of the Original Issue Date, inclusive of the Maturity Date.

The Initial Note is convertible at any time, in whole or in part, at GPB’s option, into shares of our common stock at a conversion price of $10.31 per share, subject to customary adjustments for stock splits, stock dividends and other recapitalization events and anti-dilution provisions set forth in the Initial Note. If we effect a listing of our common stock for trading on any market, whether through a direct listing application or merger transaction, which is below the conversion price of the Initial Note, the conversion price of the Initial Note will be subject to a one-time adjustment to a 10% premium to such public listing price. The Initial Note (a) provides for customary affirmative and negative covenants, including restrictions on the Company incurring subsequent debt, and (b) contains customary event of default provisions with a default interest rate of the lesser of 17.5% for the cash interest or the maximum rate permitted by law. Upon the occurrence of an event of default, GPB may require the Company to redeem the Initial Note at 120% of the then outstanding principal balance plus any accrued and unpaid interest thereon. Subject to certain limited exceptions, the Initial Note is secured by a lien on all of the assets of the Company and its subsidiaries, including the intellectual property of the Company and its subsidiaries, pursuant to a security agreement entered into among the Company and its subsidiaries and GPB (the “Security Agreement”) and an intellectual property security agreement entered into among the Company and its subsidiaries and GPB (“IP Security Agreement”). Subsidiaries of the Company also entered into a guaranty agreement (the “Guaranty Agreement”) pursuant to which the subsidiaries have guaranteed all obligations of the Company to GPB.

Pursuant to the Purchase Agreement, in connection with the Initial Note, the Company issued to GPB a warrant (the “Initial Warrant”) that allows GPB to purchase Company Shares with a value of approximately 20% of the face amount of the Initial Note at an exercise price of $10.80 per Company Share, with customary adjustments for stock splits, stock dividends and other recapitalization events and anti-dilution provisions set forth in the Initial Warrant. If the Company effects a public listing of Common Stock for trading on any securities market or exchange, whether through a direct listing application or merger transaction, at a price per share less than the exercise price, the exercise price will be adjusted on a one time basis to a 10% premium to the dilutive issuance price and the number of shares issuable under the Initial Warrant will be increased on a full ratchet basis. The Initial Warrant is exercisable six months after issuance and has a term of five years after the initial exercise date.

The Purchase Agreement provided for an additional note by the Company, the Escrow Note, with a principal amount of $7,000,000 with a purchase price of $6,720,000 (4% original issue discount) held in a restricted cash account that is to be released upon performance of certain conditions. The interest rate, payment terms, conversion rights, events of default and other terms and conditions of the Escrow Note, are substantially the same as those of the Initial Note. Pursuant to the Purchase Agreement, upon release of the Escrow Note, the Company is required to issue additional warrants with terms substantially similar to the terms of the Initial Warrant (collectively with the Initial Warrant, the “Warrants”).

As collateral security for Purchase Agreement, substantially all tangible and intangible assets of the Company have been pledged as collateral upon the closing of the Initial Note.

The foregoing securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. These issuances qualified for exemption under Section 4(a)(2) of the Securities Act because they did not involve a “public offering” based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; (iii) each offeree was an “accredited investor” as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees. No underwriters or placement agents were used in connection with the issuances.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov and on our website at www.emmausmedical.com (which is not incorporated by reference herein). All statements made in any of our filings, including all forward‑looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward‑Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this Annual Report. This discussion contains forward‑looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Statement Regarding Forward‑Looking Statements” or in other parts of this Annual Report.

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

Based on the results of the Phase 3 clinical trial and other supportive studies, Endari was approved for marketing by the U.S. Food and Drug Administration (“FDA”) on July 7, 2017. Endari represents the first treatment for pediatric patients with SCD, and the first new treatment in nearly 20 years for adult patients.

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

To a lesser extent, we are engaged in the marketing and sale of NutreStore, which received FDA approval as a treatment for short bowel syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. Since formed in May 2016, our indirect wholly owned subsidiary, Newfield has engaged in the sale of L‑glutamine as a nutritional supplement under the brand name AminoPure through retail stores in multiple states and via importers and distributors in Japan, Taiwan and South Korea. In October 2010, we formed EM Japan to market and sell AminoPure in Japan and Taiwan. EM Japan also manages our distributors in Japan and may also import other medical products in the future. Since inception, we have generated minimal revenues from the sale and promotion of NutreStore and AminoPure.

In November 2011, we formed Emmaus Medical Europe, Ltd., referred to as EM Europe, a wholly‑owned subsidiary of Emmaus Medical, whose primary focus is expanding our business in Europe.

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

Pursuant to an Agreement and Plan of Merger dated April 21, 2011, which we refer to as the Merger Agreement, by and among us, AFH Merger Sub, Inc., our wholly‑owned subsidiary, which we refer to as AFH Merger Sub, AFH Advisory and Emmaus Medical, Emmaus Medical merged with and into AFH Merger Sub on May 3, 2011 with Emmaus Medical continuing as the surviving entity, which we refer to as the Merger. Upon the closing of the Merger, we changed our name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” Subsequently, on September 14, 2011, we changed our name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.”

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

Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of December 31, 2017, we had an accumulated deficit of $140.1 million and cash and cash equivalents of $15.8 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and borrowings from officers and stockholders.

We also own a minority interest of less than 1% in CellSeed, Inc., a Japanese company listed on the Tokyo Stock Exchange, which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature‑responsive cell culture equipment. In collaboration with CellSeed, we are engaged in research and development of cell sheet engineering regenerative medicine products.

On September 12, 2016, we entered into a Letter of Agreement with KPM Tech Co., Ltd. (“KPM”) and Hanil Vacuum Co., Ltd. (“Hanil”), both Korean‑based public companies whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In the Letter of Agreement, the parties agreed that KPM and Hanil would purchase $17 million and $3 million, respectively, of shares of our common stock at a price of $4.50 per share by September 30, 2016. In exchange, we agreed to invest $13 million and $1 million in future capital increases by KPM and Hanil, respectively, at prices based upon the trading prices of KPM and Hanil shares on KOSDAQ. The purchases of Emmaus shares by KPM and Hanil were completed prior to September 30, 2016.

Subsequent to September 30, 2016, we completed the cross‑investments with KPM and Hanil in which we purchased for an aggregate of $14 million a minority interest of 8.2% in KPM and of 0.8% in Hanil. KPM is principally engaged in the manufacture and distribution of surface treatment chemicals. Hanil is principally engaged in the design, manufacture and sale of vacuum coating systems. Both KPM and Hanil plan to expand their biopharma business.

On June 12, 2017, we entered into a Management Control Acquisition Agreement (the “MCAA”) with Telcon Holdings and Telcon, Inc. (“Telcon”). In accordance with the MCAA, the Company invested ₩36.0 billion KRW (approximately $31.8 million USD) to purchase 6,643,559 shares of Telcon’s common stock at a purchase price of ₩5,419 KRW (approximately $4.79 USD) per share. Upon consummation of the MCAA, the Company became Telcon’s largest shareholder owning approximately 10.3% of Telcon’s outstanding common shares.

Financial Overview

Revenue

Since our inception in 2000, we have had limited revenue from the sale of NutreStore, an FDA‑approved prescription drug to treat SBS and AminoPure, a nutritional supplement. We have funded operations principally through the private placement of equity securities and debt financings. Our operations to date have been primarily limited to staffing, licensing and promoting products for SBS, outsourcing distribution and sales activities, developing and sponsoring clinical trials of Endari for SCD, manufacturing products and maintaining and improving our patent portfolio.

Currently, we generate revenue through the sale of NutreStore as a treatment for SBS as well as AminoPure, a nutritional supplement. Management expects that any revenues generated from the sale of NutreStore and AminoPure will fluctuate from quarter to quarter based on the timing of orders and the amount of products sold.

Cost of Goods Sold

Cost of goods sold includes the raw materials, packaging, scrapped inventory, shipping and distribution costs of NutreStore and AminoPure.

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to the contract research organization (“CRO”) that conducts the clinical trials of our product candidates, payroll‑related expenses, study site payments, consultant fees, and activities related to regulatory filings, manufacturing development costs and other related supplies. The costs of later stage clinical studies, such as Phase 2 and 3 trials, are generally higher than those of earlier stages of development, such as preclinical studies and Phase 1 trials. This is primarily due to the increased size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later stage clinical studies.

Future research and development expenses will depend on any new product candidates or technologies that we may introduce into our research and development pipeline. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements. At this time, due to the inherently unpredictable nature of the process for developing drugs, biologics and cell‑based therapies and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in obtaining regulatory approval of Endari outside of the U.S. and the continued development of our other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in this Annual Report under the headings “Risk Factors—Risks Related to Development of our Product Candidates,” “Risk Factors—Risks Related to our Reliance on Third Parties,” and “Risk Factors—Risks Related to Regulatory Approval of our Product Candidates and Other Legal Compliance Matters.”

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs, including share‑based compensation for personnel in executive, finance, business development, information technology, marketing, and legal functions. Other general and administrative expenses include facility costs, patent filing costs, and professional fees and expenses for legal, consulting, auditing and tax services. Inflation has not had a material impact on our general and administrative expenses over the past two years.

Environmental Expenses

The cost of compliance with environmental laws has not been material over the past two years and any such costs are included in general and administrative costs.

Inventories

Inventories consist of raw material, work‑in‑process and finished goods and are valued on a first‑in, first‑out basis and at the lower of cost or market value. All of the raw material purchased during 2017 and 2016 were from one vendor.

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

We allocate the proceeds from the issuance of a debt instrument with detachable stock purchase warrants to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. We account for the portion of the proceeds allocated to warrants in additional paid‑in capital and the remaining proceeds are allocated to the debt instrument. The allocation to warrants results in a discount to notes payable which is amortized using the effective interest method to interest expense over the expected term of the note. We also include the intrinsic value of the embedded conversion feature of convertible notes payable in the discount to notes payable, which is amortized and charged to interest expense over the expected term of the note.

We also estimate the total fair value of any beneficial conversion feature and accompanying warrants in allocating debt proceeds. The proceeds allocated to the beneficial conversion feature are determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of our common stock as of the date of issuance. In situations where the debt includes both a beneficial conversion feature and a warrant, the proceeds are allocated to the warrants and beneficial conversion feature based on the pro‑rata fair value. We use the Black‑Scholes‑Merton option pricing model to determine the fair value of our warrants.

Notes payable to related parties and interest expense and accrued interest to related parties are separately identified in our consolidated financial statements. We also disclose significant terms of all transactions with related parties.

Share‑based Compensation

We recognize compensation cost for share‑based compensation awards during the service term of the recipients of the share‑based awards. The fair value of share‑based awards is calculated using the Black‑Scholes‑Merton pricing model. The Black‑Scholes‑Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is calculated using the simplified method allowed under the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The risk‑free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the vesting period of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies. These factors could change, affecting the determination of stock‑based awards expense in future periods.

Fair Value of Common Stock

We are required to periodically estimate the fair value of our common stock when issuing share‑based awards and accounting for share‑based compensation expense. The fair value of the common stock underlying our share-based awards was determined on each grant date by our board of directors, with the assistance of management and an independent third‑party valuation expert. We considered multiple approaches to valuing our common stock. The Probability Weighted Expected Return Method (“PWERM”) and the option pricing method were selected as the methods to allocate the enterprise value to the common stock. PWERM requires the projection of several likely scenarios and the determination of the future value of equity within different scenarios. For the scenarios analyzed, a Market Approach was used to derive the value of equity for two liquidity event scenarios and for a staying private scenario. In applying the Market Approach, we relied on data of actual transactions that have occurred in our industry, more specifically orphan drug companies and pharmaceutical companies in Phase 3. Using PWERM, shares were valued upon the probability‑weighted present value of expected future net cash flows, considering various future outcomes available to the company, discount rate as determined using the capital asset pricing model, as well as the rights of each share class. We then applied a probability weight to the value per share under each scenario and summed the resulting weighted values per share to estimate the fair value per share of our common stock. The majority of the weighting was applied to the liquidity event scenarios which relied on market transactions with similar type companies. We also apply a discount for lack of marketability of our common stock, as it is not freely traded in public markets.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of significant levels of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our accounting for share‑based awards could be materially different.

In estimating the fair value of our common stock, our board of directors exercised reasonable judgment and considered a range of objective and subjective factors, including:

•	independent third‑party valuation;
•	recent arm’s length transactions involving the sale of common stock, if any;
•	progress of our research and development efforts;
•	our operating results and financial condition, including our levels of available capital resources;
•	our stages of development and material risks related to our business;
•	the achievement of enterprise milestones, including entering into collaboration or license agreements and our progress in clinical trials;
•	the valuation of publicly‑traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
•	equity market conditions affecting comparable public companies;
•	issuance of new convertible notes, although not grandfathered refinanced notes;

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at December 31, 2017 and 2016. The fair value of our debt instruments is not materially different from their carrying values as presented. The fair value of our convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 5 to our consolidated financial statements.

We issued stock purchase warrants in conjunction with our September 2013 private placement and issued replacement warrants upon the exercise of certain of such warrants in June 2014 (see Note 6 under “Private Placement” to our consolidated financial statements). Warrants issued in September 2013 and June 2014 that were not exercised became exercisable on a cashless exercise basis in accordance with their terms on September 11, 2014 and June 10, 2015, respectively, and due to the exercisability of the cashless exercise feature, are classified as warrant derivative liabilities as of December 31, 2017 and 2016. In connection with our December 2017 financing transaction, the Company issued stock purchase warrants with a value of approximately 20% of the face amount of the Initial Note at an exercise price of $10.80 per Company share. Such warrants and replacement warrants are accounted for as warrant derivative liabilities whose fair market value is determined using Level 3 inputs. These inputs include expected term and expected volatility.

Marketable Securities

Marketable securities are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gains or losses, net of taxes in accumulated other comprehensive income. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

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

Financial Overview

	Year Ended December 31,
	2017	2016
REVENUES, NET	$513,447	$461,591
COST OF GOODS SOLD	283,833	221,250
GROSS PROFIT	229,614	240,341
OPERATING EXPENSES
Research and development	2,815,106	1,987,966
Selling	1,233,013	438,242
General and administrative	15,071,360	9,342,635
	19,119,479	11,768,843
LOSS FROM OPERATIONS	(18,889,865)	(11,528,502)
OTHER INCOME (EXPENSE)
Gain on debt extinguishment	—	1,019
Loss on debt settlement	—	(266,736)
Change in fair value of warrant derivative liabilities	(15,777,000)	(2,745,890)
Convertible note inducement expense	—	(1,444,863)
Interest and other income (loss)	(6,768)	1,538
Interest expense	(11,000,559)	(5,191,720)
	(26,784,327)	(9,646,652)
LOSS BEFORE INCOME TAXES	(45,674,192)	(21,175,154)
INCOME TAXES (BENEFIT)	(12,303,110)	3,693
NET LOSS	(33,371,082)	(21,178,847)
NET LOSS PER COMMON SHARE	$(0.96)	$(0.70)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,790,498	30,194,085

Years ended December 31, 2017 and 2016

Net Losses.  Net losses were $33.4 million for the year ended December 31, 2017 compared to $21.2 million for the year ended December 31, 2016, representing an increase of $12.2 million, or 58%. The increase in net losses is primarily a result of a $17.2 million increase in other expenses and a $7.3 million increase in operating expenses as discussed below. As of December 31, 2017, we had an accumulated deficit of approximately $140.1 million. Losses will continue as we transition from developmental stage to our next phase as a commercial organization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net.  Net revenues increased $51,000, or 11%, to $513,000 from $462,000 for the years ended December 31, 2017 and 2016, respectively. This was primarily due to a $45,000 increase in our AminoPure L‑glutamine nutritional supplement product revenues in Taiwan.

Cost of Goods Sold.  Cost of goods sold increased $63,000, or 28%, to $284,000 from $221,000 for the years ended December 31, 2017 and 2016, respectively. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. During the year ended December 31, 2017, the Company recorded $63,000 of scrapped inventory for its blended AminoPure products.

Research and Development Expenses.  Research and development expenses increased $0.8 million, or 42%, to $2.8 million from $2.0 million for the years ended December 31, 2017 and 2016, respectively. This increase was primarily due to a $0.8 million increase in regulatory consulting expenses as more extensive work was required in preparation for FDA meetings and also for the new drug application submission in Europe. We expect such costs to continue in 2018 to support our post‑approval commitment, work on marketing approvals outside the U.S. and potentially future clinical trial activity.

Selling Expenses.  Selling expenses increased $0.8 million, or 181%, to $1.2 million from $0.4 million for the years ended December 31, 2017 and 2016. This was primarily due to a $0.6 million increase in Endari branding and marketing consulting fees. Selling expenses included the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure as well as the marketing and branding expense for Endari.

General and Administrative Expenses.  General and administrative expenses increased $5.8 million, or 61%, to $15.1 million from $9.3 million for the years ended December 31, 2017 and December 31, 2016, respectively. The increase was primarily due to a $1.7 million increase in share‑based compensation expenses, $1.5 million increase in salaries, a $1.2 million increase in professional fees, a $0.7 million increase in the prescription drug user fees assessed by the FDA which the Company received a waiver in previous years, a $0.4 million increase in travel and conference expenses and a $0.2 million increase in public relations and website expenses.

Other Income and Expense.  Total other expense has increased by $17.2 million, or 178%, to a $26.8 million expense from a $9.6 million expense for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to change in fair value of warrant derivative liabilities of $13.0 million, an increase in interest costs of $5.8 million as a result of higher amortized discounts on convertible promissory notes and increased debt, partially offset by absences of $1.4 million of convertible note inducement expense and loss on debt settlement of $0.3 million for the promissory note settlement into Company common stock.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•	to build a sales and marketing team to commercialize Endari in the U.S.;
•

as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company; and

•	to support research and development activities, which we expect to expand as undertake to obtain marketing approval for Endari outside the U.S. and as development of our product candidates continues.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $15.8 million as of December 31, 2017, we do not have sufficient operating capital for our business without raising additional capital. We had an accumulated deficit at December 31, 2017 of $140.1 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of Endari, research costs for corneal cell sheets using Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company. We have previously relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of December 31, 2017, we had outstanding notes payable in an aggregate principal amount of $48.7 million, consisting of $9.9 million of non‑convertible promissory notes and $38.8 million of convertible notes. Of the $48.7 million aggregate principal amount of notes outstanding as of December 31, 2017, approximately $23.2 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of Endari and the development in the United States of CAOMECS‑based cell sheet technology.

As described in Note 2 to our consolidated financial statements, we have had recurring operating losses, have a significant amount of notes payable and other obligations due within the next year and projected operating losses including the expected costs relating to the commercialization of Endari that exceed both the existing cash balances and cash expected to be generated from operations for at least first half of the next year. In order to meet our expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. In addition, we may seek to raise additional funds through collaborations with other companies or financing from other sources. As previously reported, the Company has filed a draft registration statement with the SEC with respect to an initial public offering. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all. Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.

In addition, our current cash burn rate is approximately $2.0 million per month.

Our cash flow from operations is not adequate and our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various product candidates going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business and commercialization strategies; the outcome of existing and any future litigation; and further arrangements, if any, with collaborators. We have relied, in part, on sales of AminoPure and NutreStore. Revenues from both products are currently not significant and we are unsure whether sales of these products will increase or sales of Endari will grow as expected. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. Until we can generate a sufficient amount of product revenue, there can be no assurance of the availability of such capital on terms acceptable to us (or at all).

For the years ended December 31, 2017 and 2016, we borrowed varying amounts pursuant to convertible notes and non‑convertible promissory notes, the majority of which have been issued to our officers and stockholders. As of December 31, 2017 and 2016, the aggregate principal amounts outstanding under convertible notes and non‑convertible promissory notes totaled $48.7 million and $18.3 million, respectively. The convertible notes and non‑convertible promissory notes bear interest at rates ranging from 5% to 13.5% and, except for the 2011 convertible note listed below in the principal amount of $0.3 million, are unsecured. The net proceeds of the loans were used for working capital purposes.

The table below lists our outstanding notes payable as of December 31, 2017 and 2016, and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding December 31, 2017	Discount Amount December 31, 2017	Carrying Amount December 31, 2017	Shares Underlying Notes December 31, 2017	Principal Outstanding December 31, 2016	Discount Amount December 31, 2016	Carrying Amount December 31, 2016	Shares Underlying Notes December 31, 2016
Notes payable
2013	10%	Due on demand	—	$887,600	$—	$887,600	—	$854,900	$—	$854,900	—
2015	10%	Due on demand	—	-	—	-	—	2,406,194	—	2,406,194	—
2016	10% - 11%	Due on demand	—	833,335	—	833,335	—	833,335	—	833,335	—
2017	5% - 11%	Due on demand	—	6,150,208	—	6,150,208	—	—	—	—	—
				$7,871,143	$—	$7,871,143	—	$4,094,429	$—	$4,094,429	—

		Current		$7,871,143	$—	$7,871,143	—	$4,094,429	$—	$4,094,429	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2012	8%	Due on demand	—	$—	$—	$—	—	$500,000	$—	$500,000	—
2013	8%	Due on demand	—	—	—	—	—	50,000	—	50,000	—
2015	11%	Due on demand	—	310,000	—	310,000	—	514,340	—	514,340	—
2016	10% - 11%	Due on demand	—	810,510	—	810,510	—	860,510	—	860,510	—
2017	10%	Due on demand	—	915,751	—	915,751	—	—	—	—	—
				$2,036,261	$—	$2,036,261	—	$1,924,850	$—	$1,924,850	—

		Current		$2,036,261	$—	$2,036,261	—	$1,924,850	$—	$1,924,850	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$3.05 - $3.60	486,878	—	486,878	168,766	452,168	—	452,168	152,986
2015	10%	2 years	$4.50	—	—	—	—	2,904,800	104,389	2,800,411	889,115
2016	10%	Due on demand - 2 years	$3.50 - $4.50	1,516,329	83,298	1,433,031	441,048	8,126,129	1,475,744	6,650,385	2,193,687
2017	10% - 13.5%	Due on demand - 3 years	$3.50 - $10.31	36,113,296	11,232,423	24,880,873	5,357,488	—	—	—	—
				$38,416,503	$11,315,721	$27,100,782	6,065,587	$11,783,097	$1,580,133	$10,202,964	3,334,073

		Current		$12,860,912	$5,835,910	$7,025,002	3,449,984	$10,499,303	$1,294,296	$9,205,007	2,984,161
		Non-current		$25,555,591	$5,479,811	$20,075,780	2,615,603	$1,283,794	$285,837	$997,957	349,912
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$200,000	$—	$200,000	68,122	$254,000	$—	$254,000	94,532
2015	10%	2 years	$4.50	200,000	—	200,000	53,905	220,000	—	220,000	54,463
				$400,000	$—	$400,000	122,027	$474,000	$—	$474,000	148,995

		Current		$400,000	$—	$400,000	122,027	$474,000	$—	$474,000	148,995
		Non-current		$—	$—	$—	—	$—	$—	$—	—
		Grand Total		$48,723,907	$11,315,721	$37,408,186	6,187,614	$18,276,376	$1,580,133	$16,696,243	3,483,068

Subsequent to the year ended December 31, 2017, the Company issued the following:

Notes Issued after December 31, 2017	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible notes	$15,087,200	10%	2 Years	$10.00

Common Shares Issued after December 31, 2017	Amounts	Number of Shares Issued
Common shares	$275,000	25,000

On February 28, 2018, the Company made a full prepayment of the Initial Note in the original principal amount of $13,000,000 that the Company had obtained from GPB pursuant to the Purchase Agreement dated as of December 29, 2017. Capitalized terms not defined herein have the definitions given to them in the Purchase Agreement. Upon such prepayment, the Purchase Agreement and the Company’s obligations under the Transaction Documents entered into pursuant to the Purchase Agreement were terminated, except for the Initial Warrant and a Registration Rights Agreement pursuant to which the Company has agreed to file a registration statement with the SEC relating to the shares to be issued under the Initial Warrant.

The Company paid an aggregate amount of $13,409,348 in prepayment of the Loan, which included a success fee of $260,448. As part of the prepayment of the Loan, the restricted cash and the corresponding liability of approximately $7 million were then released and given back in full to GPB.

Cash Flows

Net cash used in operating activities

Net cash flows provided by operating activities increased by $34.2 million, or 341%, to $24.2 million provided by from $10.0 million used in for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to a $39.8 million increase in working capital and a $6.6 million increase in non‑cash adjustments to net loss, partially offset by a $12.2 million increase in net loss. The increase in non‑cash adjustments to net loss was primarily attributable to the following: $13.0 million for the change in the fair value of warrant derivative liabilities, a $1.7 million increase in share‑based compensation, a $5.7 million increase in interest expense from discount of notes, partially offset by the absence of $1.4 million for convertible note inducement expense and $0.3 million for loss on debt settlement for promissory note conversion into Company common stock.

Net cash used in investing activities

Net cash flows used in investing activities increased by $18.1 million, or 129%, to $32.1 from $14.0 million used for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to a $31.8 million investment into marketable securities of Telcon pursuant to the MCAA dated June 12, 2017, as compared to a $14.0 million investment in marketable securities of KPM Tech and Hanil Vacuum pursuant to the Letter of Agreement dated September 12, 2016.

Net cash from financing activities

Net cash flows from financing activities increased by $4.2 million, or 17%, to $29.1 million from $24.9 million for the years ended December 31, 2017 and 2016, respectively, primarily as a result of a $22.2 million increase in aggregate proceeds from issuance of promissory notes payable and convertible notes payable and a $3.2 million decrease in repayments of promissory notes and convertible notes, offset by a $21.2 million decrease in aggregate proceeds from issuance of common stocks.

Off‑Balance‑Sheet Arrangements

Since our inception, we have not engaged in any off‑balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to the information that begins on Page F‑1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives.

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2017. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of December 31, 2017, because of the continuance of a material weakness (the “Material Weakness”) in our internal control over financial reporting, initially identified in our evaluations of the effectiveness of our internal control over financial reporting as of December 31, 2014 and 2013, with respect to the application of GAAP on certain complex transactions, as well as maintaining effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions and internal communication of significant transactions. Notwithstanding the Material Weakness, our management, based on the substantial work performed, concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this Annual Report.

We committed to remediating the control deficiencies that constituted the Material Weaknesses by implementing changes to our internal control over financial reporting. In 2017, we implemented measures designed to remediate the underlying causes of the control deficiencies that gave rise to the Material Weaknesses, including, without limitation:

•	engaging a third‑party accounting consulting firm to assist us in the review of our application of GAAP on complex debt financing transactions;
•	use of GAAP Disclosure and SEC Reporting Checklist;
•

increased the amount of external continuing professional training and academic education on accounting subjects for accounting staff including management staff to receive professional certification as a CPA or CMA;

•	enhanced the level of the precision of review controls related to our financial close and reporting; and
•	engaging supplemental internal and external resources.

Our management concluded that, as of December 31, 2017, while the remedial actions implemented in an effort to remediate the underlying causes of the control deficiencies that gave rise to the Material Weakness has been completed for certain areas, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary to determine whether the Material Weakness has been remediated. Specifically, we are continuing to address the adequacy of the depth and sufficiency of human resources with the technical GAAP expertise available in our accounting and finance department to appropriately identify, research, analyze and conclude upon the proper accounting treatment for complex or unusual transactions involving options, equities, and other financial instruments as well as to maintain effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions. Because certain corrective actions specific to this Material Weakness have not been fully implemented as of the date of this report, the Material Weakness was not considered remediated as of December 31, 2017.

Management’s Plan for Remediation

Our management and Board of Directors are committed to the remediation of the Material Weakness, as well as the continued improvement of our overall system of internal control over financial reporting. We are in the process of implementing measures to remediate the underlying causes of the control deficiency that gave rise to the Material Weakness, which primarily include engaging additional and supplemental internal and external resources with the technical expertise in GAAP as well as to implement new policies and procedures to provide more effective controls to track, process, analyze, and consolidate the financial data and reports. Further, we are in the process of reviewing plans to establish a Disclosure Committee to ensure more effective internal communication of significant transactions.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by a company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In conducting our review of our internal control over financial reporting, we identified a continuing material weakness in our internal control over financial reporting initially identified in our evaluations of the effectiveness of our internal control over financial reporting as of December 31, 2014 and 2013. This material weakness relates to the adequacy of resources and controls resulting from us not having an adequate level of resources with the appropriate level of training and experience in regards to the application of generally accepted accounting principles for certain complex transactions. In addition, we did not maintain effective controls over the completeness and accuracy of financial reporting for complex or significant unusual transactions.

To assist with the accounting for complex and/or significant unusual transactions, we have retained a consulting professional with greater knowledge and experience of GAAP and related regulatory requirements to supplement our internal resources and added to our accounting staff. We also have implemented procedures to evaluate and improve our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls over complex or significant unusual transactions. We continue to strengthen our procedures and staffing levels in order to fully address this material weakness.

Attestation Report

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not subject to the attestation requirement because we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

Except as described above, based on the evaluation of our management as required by paragraph (d) of Rule 13a‑15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Yutaka Niihara, M.D., M.P.H.	58	Chairman and Chief Executive Officer
Willis C. Lee	57	Vice-Chairman, Chief Operating Officer and Chief Financial Officer
Lan T. Tran, M.P.H.	42	Co-President and Chief Administrative Officer
Yasushi Nagasaki	50	Senior Vice President, Finance
Charles Stark, Pharm.D.	62	Senior Vice President, Research and Development
Ian Zwicker	70	Director
Masaharu Osato, M.D.	63	Director
Jon Kuwahara	52	Director

All of our officers devote at least 40 hours per week, the equivalent of a full‑time employee, to our business and affairs.

Background of Officers and Directors

The following is a brief summary of the background of each of our directors, executive officers and executive management:

Yutaka Niihara, M.D., M.P.H. has served as our Chairman and Chief Executive Officer since January 2016. From April 2015 until December 2015, he served as Chief Scientific Officer of the company and from April 2011 to April 2015, he served as President and Chief Executive Officer. He served as President, Chief Executive Officer and Chairman of the Board of Emmaus Medical from 2003 to April 2011. Since May 2005, Dr. Niihara has also served as the President, Chief Executive Officer and Medical Director of Hope International Hospice, Inc. (“Hope Hospice”), a Medicare‑certified hospice program. From June 1992 to October 2009, Dr. Niihara served as a physician specialist for Los Angeles County. Dr. Niihara is the principal inventor of the patented L‑glutamine treatment for SCD. Dr. Niihara has been involved in patient care and research for sickle cell disease during most of his career and is a widely published author in the area of sickle cell disease. Dr. Niihara is board‑certified by the American Board of Internal Medicine/Medical Oncology and by the American Board of Internal Medicine/Hematology. He is licensed to practice medicine in both the United States and Japan. Dr. Niihara is a Professor of Medicine at the David Geffen School of Medicine at UCLA. Dr. Niihara received his B.A. in Religion from Loma Linda University in 1982, obtained his M.D. degree from the Loma Linda University School of Medicine in 1986 and received his M.P.H. from Harvard School of Public Health in 2006. We believe Dr. Niihara is qualified to serve as a director due to his knowledge and experience.

Willis C. Lee, M.S. has served as Chief Operating Officer of the company since May 2011, as a director since December 2015, as Vice‑Chairman of the Board of Directors since January 2016 and as CFO since October 2016. Mr. Lee also previously served as a director of Emmaus Life Sciences, Inc. from May 2011 to May 2014 and again from to December 2015 to January 2016. Mr. Lee also served as the Co‑Chief Operating Officer and Chief Financial Officer and as a director of Emmaus Medical from March 2010 to May 2011. Prior to that, he was the Controller at Emmaus Medical from February 2009 to February 2010. From 2004 to 2010, Mr. Lee led worldwide sales and business development of Yield Dynamics product group at MKS Instruments, Inc., a provider of instruments, subsystems, and process control solutions for the semiconductor, flat panel display, solar cell, data storage media, medical equipment, pharmaceutical manufacturing, and energy generation and environmental monitoring industries. Mr. Lee also served as President and Managing Director of Kenos Inc., a private service provider that provides funeral services to individuals, from January 2004 to December 2008. Mr. Lee held various managerial and senior positions at semiconductor companies such as MicroUnity Systems Engineering, Inc., a private semiconductor company that designs and develops new generation multimedia processors for computers and cable control boxes, from August 1995 to July 1996, HPL, Inc., a public semiconductor company that provides a software platform that enables data‑ driven decisions by gathering, managing and analyzing semiconductor manufacturing data, from June 2000 to October 2002, Syntricity, Inc., a private semiconductor software company that provides a software platform that enables data‑driven decisions by gathering, managing and analyzing semiconductor manufacturing data, from November 2002 to April 2004 and also at Reden & Anders, a subsidiary of United Healthcare that provides actuarial services including capitation and risk assessment analyses for healthcare insurance carriers, from September 1996 to June 2000. Mr. Lee received his B.S. and M.S. in Physics from University of Hawaii (1984) and University of South Carolina (1986), respectively. We believe Mr. Lee is qualified to serve as a director due to his extensive knowledge and experience, as well as his intimate knowledge of the company through his service as executive officer of the company.

Ian Zwicker is the founder of Zwicker Advisory Group and has been its Chief Executive Officer since 2014. From 1981 to 1990, Mr. Zwicker served as Managing Director and held a variety of management positions at the investment banking firms of SG Cowen and Hambrecht & Quist. From 1990 to 1999, Mr. Zwicker served as Managing Director and head of worldwide technology investment banking for Donaldson, Lufkin & Jenrette Securities Corporation, and from 2000 to 2001 as the President of WR Hambrecht + Co (WRH). He was a Director of Stirling Energy Systems, Inc. from 2006 to 2012. Mr. Zwicker was a Partner at WRH and was also Head of Capital Markets from 2013 to 2014. We believe Mr. Zwicker is qualified to serve as a director due to his executive experience and business expertise.

Masaharu Osato, M.D. has been practicing gastroenterology and internal medicine (“GI”) at his private practice, the Osato Medical Clinic, Inc. in Torrance, CA, since 2001. Between 1998 and 2001 he completed a GI Fellowship at the Harbor‑UCLA Medical Center. Between 1993 and 1997 and 1988 and 1993, respectively, Dr. Osato served as General Internist and Director of Health Screening Center at the Tokyo Adventist Hospital in Tokyo, Japan, and at the Kobe Adventist Hospital in Kobe, Japan. He attended the Loma Linda University School of Medicine in California between 1979 and 1983 and completed an internal medicine residency at the Kettering Memorial Medical Center at Wright State University between 1983 and 1986. Between 1986 and 1988 he completed a pediatric residency at the Loma Linda University Medical Center. We believe Dr. Osato is qualified to serve as a director due to his extensive knowledge of and experience in the GI sector.

Jon Kuwahara, C.P.A. has over 25 years of finance and operations experience, primarily within the pharmaceutical industry. Mr. Kuwahara serves as Senior Vice President of Finance & Administration for Novus Therapeutics, a pharmaceutical company focusing on the acquisition, development, and commercialization of ear, nose, and throat products. Prior to joining Novus Therapeutics, Mr. Kuwahara served as Vice President of Finance at Espero Pharmaceuticals, a private pharmaceutical company focused on the development and commercialization of cardiovascular products. Prior to Espero, Mr. Kuwahara served in multiple roles, most recently as Corporate Controller at Avanir Pharmaceuticals, a public pharmaceutical company focused on the development and commercialization of central nervous system products (acquired by Otsuka Pharmaceuticals). Prior to Avanir, Mr. Kuwahara served as Assistant Corporate Controller at Questcor Pharmaceuticals, a public specialty pharmaceutical company (acquired by Mallinckrodt Pharmaceuticals). Mr. Kuwahara holds a B.B.A. with emphasis in accounting from the University of Hawaii and is a certified public accountant in California and Hawaii.

Lan T. Tran, M.P.H. has served as our Chief Administrative Officer since May 2011 and as Co‑ President since January 2016. From May 2011 to December 2016, Ms. Tran served as our Corporate Secretary. Ms. Tran also served as the Co‑Chief Operating Officer and Corporate Secretary of Emmaus Medical from April 2010 to May 2011, and as the Chief Compliance Officer of Emmaus Medical from May 2008 to May 2011. Prior to joining Emmaus Medical, Ms. Tran was with LA BioMed, a non‑profit medical research and education company, from September 1999 to April 2008 and held positions of increasing responsibility including Grants and Contracts Trainee from September 1999 to March 2000, Grants and Contracts Officer from April 2000 to August 2004, Associate Director, Pre‑Clinical/Clinical Trials Unit from September 2004 to June 2005, Director, Pre‑ Clinical/Clinical Trials Unit from July 2005 to June 2007, and Assistant Vice President, Research Administration from June 2007 to April 2008. In her position as Director, Pre‑Clinical/Clinical Trials Unit and Assistant Vice President, Research Administration, Ms. Tran was part of the executive management team of LA BioMed and was responsible for all administrative aspects of research in her assigned area at LA BioMed, which had a research budget of $61,000,000 in 2008. Ms. Tran holds a B.S. in Psychobiology from UCLA, which was awarded in 1999, and a Masters of Public Health from UCLA which was awarded in 2002.

Yasushi Nagasaki, C.P.A. has served as our Senior Vice President, Finance since April 2012. From May 2011 to April 2012, Mr. Nagasaki served as our Chief Financial Officer. From September 2005 until joining us, Mr. Nagasaki was the Chief Financial Officer of Hexadyne Corporation, an aerospace and defense supplier. Mr. Nagasaki also served on the Board of Directors at Hexadyne Corporation from September 2005 to April 2011. From May 2003 to August 2005, Mr. Nagasaki was the Controller at Upsilon Intertech Corporation, an international distributor of defense and aerospace parts and sub systems. Mr. Nagasaki is a Certified Public Accountant and received a B.A. in Commerce from Waseda University and a M.A. in International Policy Studies from the Monterey Institute of International Studies, a graduate school of Middlebury College.

Charles Stark, Pharm.D. has served as our Senior Vice President of Research and Development of the company since November 2013. Dr. Stark previously served as Director of Clinical Development at Bavarian Nordic, Inc., an

immunotherapeutic company, from March 2013 to November 2013. Dr. Stark had also served as Associate Director of Medical Affairs from July 2010 to March 2013 for the Dendreon Corporation, an immunotherapeutic company, and prior to his position at Dendreon, he was the Director, Medical Science Liaisons (cardiovascular, metabolic and oncology) from July 1999 to July 2010 at Pfizer, Inc., a pharmaceutical company. Dr. Stark served as the Director of Investigational Drug Services and Clinical Research at LA BioMed at Harbor‑UCLA Medical Center from 1989 to 2003 and at the Health Research Association at Los Angeles County USC Medical Center from 1995 to 1999. Dr. Stark has also served as a faculty member at the University of Southern California School of Pharmacy since 1997. Dr. Stark received his Pharm.D. from the University of Southern California in 1982 and completed his residency at the Veteran’s Affairs Medical Center in West Los Angeles in 1983.

Family Relationships

There are no family relationships among any of the officers and directors.

Board of Directors and Committees and Director Independence

Our board of directors currently consists of five members. Our board of directors has determined that each of Ian Zwicker, Masaharu Osato and Jon Kuwahara is an “independent” director as defined by The NASDAQ Marketplace Rules currently in effect and all applicable rules and regulations of the SEC. All members of the Audit and Compensation, Nominating and Corporate Governance Committees satisfy the “independence” standards of The NASDAQ Marketplace Rules applicable to members of such committees. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history, affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationship and any transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates.

Audit Committee

Our Audit Committee consists of Mr. Kuwahara, Mr. Zwicker and Dr. Osato, each of whom is an independent director as defined by The NASDAQ Marketplace Rules. Mr. Kuwahara serves as Chairman of the Audit Committee and qualifies as an “audit committee financial expert” as defined under Item 407(d) of Regulation S‑K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a‑2, our directors and officers and holders of 10% or more of our common stock are currently required to file statements of beneficial ownership with respect to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2017 the directors, officers and owners of more than 10% of our common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act.

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

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our Chief Executive Officer, Chief Financial Officer and our next three most highly compensated executive officers for the two fiscal years ended December 31, 2017 and 2016:

Name and Position	Year	Salary	Bonus	Option Awards	Total
Yutaka Niihara, M.D., MPH	2017	$250,000	$1,000,000	$—	$1,250,000
Chairman and Chief Executive Officer	2016	250,000	—	4,072,562	4,322,562
Willis C. Lee	2017	180,000	200,000	—	380,000
Vice-Chairman, Chief Operating Officer and Chief Financial Officer	2016	180,000	20,000	892,568	1,092,568
Lan T. Tran, MPH	2017	180,000	100,000	—	280,000
Co-President, Chief Administrative Officer	2016	180,000	10,000	892,568	1,082,568
Yasushi Nagasaki	2017	180,000	50,000	—	230,000
Senior Vice President, Finance	2016	180,000	10,000	892,568	1,082,568
Peter B. Ludlum	2017	75,000	—	—	75,000
Former Co-President and Chief Business Officer (1)	2016	180,000	—	892,568	1,072,568

(1) Mr. Ludlum’s employment with the Company ended effective May 31, 2017. In connection with Mr. Ludlum’s separation from the Company, we and Mr. Ludlum entered into a consultation agreement dated June 1, 2017 under which Mr. Ludlum agrees to provide consulting services to the Company during the period ending May 31, 2018.

Total compensation for Dr. Niihara, Mr. Lee and Ms. Tran for the years ended December 31, 2017 and 2016 did not include an amount for the annual performance bonus pursuant to their respective employment agreements. We did not grant performance‑based cash bonuses in 2017 and 2016 in part because of management’s emphasis on preserving available capital to fund operating expenses. Additionally, specific performance criteria were not established for our executive officers for 2017 or 2016. Each of our executive officers waived any right under their respective employment agreement to an annual performance bonus for 2017 and 2016 and we did not incur any liability as a result of not granting such performance‑based cash bonuses.

In December 2017, the Compensation, Nominating and Corporate Governance Committee approved discretionary bonuses for each of Dr. Niihara, Mr. Lee, Ms. Tran and Mr. Nagasaki as shown in the table above under the heading “Bonus.”

In October 2016, the Compensation, Nominating and Corporate Governance Committee approved discretionary bonuses for each of Mr. Lee, Mr. Nagasaki and Ms. Tran as shown in the table above under the heading “Bonus.”

On May 10, 2016, the board of directors of the Company authorized and approved option grants to the named executive officers in the amounts set forth below, with a term of 10 years and an exercise price of $5.00 per share, the fair market value of a share of Common Stock as of the grant date, as determined by the board of directors.

Name	Title	Number of Options
Yutaka Niihara, M.D., MPH	Chairman and Chief Executive Officer	300,000
Willis C. Lee	Vice-Chairman, Chief Operating Officer and Chief Financial Officer	300,000
Peter B. Ludlum	Former Co-President and Chief Business Officer (1)	300,000
Yasushi Nagasaki	Senior Vice President, Finance	300,000
Lan T. Tran, MPH	Co-President, Chief Administrative Officer and Corporate Secretary	300,000
__________

(1) Mr. Ludlum’s employment with the Company ended effective May 31, 2017. In connection with Mr. Ludlum’s separation from the Company, we and Mr. Ludlum entered into a consultation agreement dated June 1, 2017 under which Mr. Ludlum agrees to provide consulting services to the Company during the period ending May 31, 2018.

The options granted to each named executive officer will vest as follows: one‑third (1/3) will vest on the first anniversary of the grant date, and the remaining two‑thirds (2/3) will vest in twenty‑four approximately equal monthly installments over a period of two years thereafter.

On May 10, 2016, the board of directors of the Company authorized and approved the grant to Dr. Niihara of a warrant with a term of five years to purchase 1,300,000 shares of our common stock at an exercise price of $5.00 per share, the fair market value of a share of our common stock as of the grant date, as determined by the board of directors. Dr. Niihara may purchase one‑half of the shares underlying his respective warrant from January 1, 2018 to May 9, 2021 and the other half of the shares underlying his warrant from January 1, 2019 to May 9, 2021.

Outstanding Equity Awards at 2017 Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of the 2017 fiscal year.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price	Option Expiration Date
Yutaka Niihara, M.D., MPH	250,000	—		$3.60	4/1/2022
	500,000	—		$3.60	2/28/2023
	158,333	141,667	(1)	$5.00	5/10/2026
Willis C. Lee	250,000	—		$3.60	4/1/2022
	500,000	—		$3.60	2/28/2023
	158,333	141,667	(1)	$5.00	5/10/2026
Lan T. Tran, MPH	250,000	—		$3.60	4/1/2022
	500,000	—		$3.60	2/28/2023
	158,333	141,667	(1)	$5.00	5/10/2026
Yasushi Nagasaki	250,000	—		$3.60	4/1/2022
	500,000	—		$3.60	2/28/2023
	158,333	141,667	(1)	$5.00	5/10/2026
Peter B. Ludlum (2)	500,000	—		$3.60	2/28/2023
	100,000	—		$5.00	5/10/2026
__________

(1) One‑third (1/3) of the options vested on May 10, 2017, the first anniversary of the grant date. The remaining two‑thirds (2/3) vest in approximately equal monthly installments over a period of two years thereafter.

(2) Mr. Ludlum’s employment with the Company ended effective May 31, 2017. In connection with Mr. Ludlum’s separation from the Company, we and Mr. Ludlum entered into a consultation agreement dated June 1, 2017 under which Mr. Ludlum agrees to provide consulting services to the Company during the period ending May 31, 2018.

Employment Agreements

On April 5, 2011, we entered into employment agreements with Yutaka Niihara, M.D., MPH, our Chief Executive Officer, Willis C. Lee, our Chief Operating Officer, and Lan T. Tran, MPH, our Chief Administrative Officer. Each of the Employment Agreements has an initial two‑year term, unless terminated earlier. The Employment Agreements for Dr. Niihara, Mr. Lee and Ms. Tran automatically renew for additional one‑year periods unless the Company or the officer provides notice of non‑renewal at least 60 days prior to the expiration of the then current term.

Base Salary, Bonus and Other Compensation.  Dr. Niihara’s, Mr. Lee’s, and Ms. Tran’s base salaries are $250,000, $180,000, and $180,000 per year, respectively, which will be reviewed at least annually. In addition to the base salary, each officer may be entitled to receive an annual performance bonus based on the officer’s performance for the previous year. The Employment Agreements each provide that the respective officer’s performance for the previous year will be measured against a set of targets and goals as mutually established by us and the officer. To date, our board of directors and the Compensation, Nominating and Corporate Governance Committee have evaluated an officer’s performance on an overall basis related to the Company’s progress on major milestones, without reliance on specific position by position pre‑established targets and goals. The officers are also eligible to receive paid vacation, and participate in health and other benefit plans and will be reimbursed for reasonable and necessary business expenses.

Equity Compensation.  The Employment Agreements state that at the end of each calendar year on December 31, or as soon as reasonably practicable after such date (each a “Grant Date”), the Company will grant non‑qualified 10‑year stock options with a Black‑Scholes‑Merton value of $100,000 to Dr. Niihara, $50,000 to Mr. Lee, and $40,000 to Ms. Tran, in each case with an exercise price per share equal to the “Fair Market Value” (as such term is defined in the Company’s 2011 Stock Incentive Plan) on the applicable Grant Date. One‑third of the options granted to each officer will vest on the first anniversary of the applicable Grant Date, one‑third will vest on the second anniversary of the applicable Grant Date and the final one‑third will vest on the third anniversary of the applicable Grant Date, although our current practice is to grant options that vest one‑third on the first anniversary of the applicable Grant Date and then vest equally on a monthly basis until the third anniversary of the applicable Grant Date. Any unvested options will vest immediately upon a change in control (as defined below), termination of the officer’s employment other than a voluntary termination by the officer or a termination of the officer for cause. In the event that the officer is terminated for any reason other than cause, death or disability or retirement, each option, to the extent that it is exercisable at the time of such termination, shall remain exercisable for the 90-day period following such termination, but in no event following the expiration of its term. In the event that the officer’s employment terminates on account of death, disability or, with respect to any non‑qualified stock option, retirement, each option granted that is outstanding and vested as of the date of such termination shall remain exercisable by such officer (or the officer’s legal representatives, heirs or legatees) for the one‑year period following such termination, but in no event following the expiration of its term. As of March 20, 2018, management has no plan to grant discussed stock options for the year ended December 31, 2017.

Severance Compensation.  If Dr. Niihara’s, Mr. Lee’s, or Ms. Tran’s employment is terminated for any reason during the term of his or her respective employment agreement, other than for cause or without good reason, he or she will be entitled to receive his or her base salary prorated through the termination date, any expense reimbursement due and owing for reasonable and necessary business expenses, and unpaid vacation benefits (the “Voluntary Termination Benefits”). If Dr. Niihara’s, Mr. Lee’s, or Ms. Tran’s employment is terminated due to death or disability of such officer during the term of his or her respective employment agreement, then such officer will also receive an amount equal to his or her target annual performance bonus, and for a termination due to disability only, six additional months of his or her base salary to be paid out over a six‑month period and payment of COBRA benefits of up to six months following the termination. If Dr. Niihara’s employment is terminated without cause or Dr. Niihara resigns with good reason (not within two years following a change in control), he will receive the Voluntary Termination Benefits and, provided he signs a Release, a severance package equal to one year of his base salary to be paid out over a 12‑month period, a pro rata amount of the annual performance bonus for the calendar year in which the termination date occurs based on the achievement of any applicable performance terms or goals for the year, and payment of COBRA benefits of up to 12 months following the termination. If the employment of any of Mr. Lee, or Ms. Tran is terminated without cause or any of them resigns with good reason (not within two years following a change in control) during the term of his or her respective employment agreement, he or she will receive the Voluntary Termination Benefits and, provided he or she signs a Release, a severance package equal to six months of his or her base salary to be paid out over a six‑month period, an amount equal to half of the targeted annual performance bonus, and payment of COBRA benefits of up to six months following the termination.

Termination with cause includes a proven act of dishonesty, fraud, embezzlement or misappropriation of Company proprietary information; a conviction of, or plea of nolo contendere to, a felony or a crime involving moral turpitude; willful misconduct which cannot be cured on reasonable notice to the officer; or the officer’s habitual failure or refusal to perform his duties if such failure or refusal is not cured within 20 days after receiving written notice thereof from the board of directors. Good reason includes a reduction of more than 10% to the officer’s base salary or other compensation (except as part of a general reduction for all executive employees); a material diminution of the officer’s authority, responsibilities, reporting or job duties (except for any reduction for cause); the Company’s material breach of the Employment Agreement; or, in the case of Dr. Niihara, Mr. Lee and Ms. Tran, a relocation of the business requiring the officer to move or drive to work more than 40 miles from its current location. The officer may terminate the Employment Agreement for good reason if he or she provides written notice to the Company within 90 days of the event constituting good reason and the Company fails to cure the good reason within 30 days after receiving such notice.

Change of Control.  The Employment Agreements will not be terminated upon a change of control. A change of control means any merger or reorganization where the holders of the Company’s capital stock prior the transaction own fewer than 50% of the shares of capital stock after the transaction, an acquisition of 50% of the voting power of the Company’s outstanding securities by another entity, or a transfer of at least 50% of the fair market value of the Company’s assets. Upon Dr. Niihara’s termination without cause or good reason that occurs within two years after a change of control, he will receive the Voluntary Termination Benefits and, provided he signs a release of all claims relating to his employment, a severance package equal to two years of his base salary to be paid out over a 12‑month period, an amount equal to double the targeted annual performance bonus, payment of COBRA benefits of up to 18 months following the termination; and a one‑time cash payment of $3.0 million. Upon Mr. Lee’s or Ms. Tran’s termination without cause or good reason that occurs within two years after a change of control, he or she will receive the Voluntary Termination Benefits and, provided he or she signs a Release, a severance package equal to one year of his or her base salary to be paid out over a 12‑month period, an amount equal to the full year targeted annual performance bonus, payment of COBRA benefits of up to 12 months following the termination. Mr. Lee and Ms. Tran will also receive a one‑time cash payment of $200,000. In addition, each officer’s unvested equity awards shall vest upon such termination and the officer will have 36 months in which to sell or exercise such awards (subject to expiration of the term of such options). The officer will also be free from all lock‑up or other contractual restrictions upon the free sale of shares that are subject to waiver by the Company upon such termination.

Current Director Compensation

Since February 26, 2014, the compensation program for non‑employee directors has consisted of:

•	a cash retainer of $500 per month;
•

cash compensation of $700 for each in‑person board meeting attended, $400 for each telephonic board meeting attended, $400 for each committee meeting attended, and $200 for each meeting chaired by such non‑employee director;

•	an initial grant of 100,000 options upon election and 50,000 stock options annually thereafter;
•	a one‑time grant of 2,000 options to the chairman of each committee; and
•	a one‑time grant of 10,000 options to the Chairman of the Board, if a non‑employee.

Options granted under this program are expected to vest over 3 years. Pursuant to the 2011 Stock Incentive Plan, non‑employee directors receive at a minimum an annual grant of 10,000 options. Additionally, the Chairman of the Board receives a one‑time retainer grant of 10,000 options and each committee chair receives a one‑time retainer grant of 2,000 options. These provisions of the 2011 Stock Incentive Plan have effectively been superseded by the current non‑employee director compensation program.

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2017 by the non‑employee members of our board of directors. Compensation earned by our current employee directors, Yutaka Niihara, M.D., MPH and Willis C. Lee, who do not receive compensation for their services as a director, is reported above under the heading “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash	Option Awards	Total
Ian Zwicker	$14,300	$—	$14,300
Jon Kuwahara	14,300	—	14,300
Masaharu Osato, M.D.	13,700	—	13,700
Total	$42,300	$—	$42,300

As of December 31, 2017, our former non‑employee directors had option awards outstanding pursuant to the 2011 Stock Incentive Plan to purchase the following number of shares of our common stock in the table directly below:

Name	Number of Securities Underlying Unexercised Options ($) Exercisable (Vested)	Number of Securities Underlying Unexercised Options ($) Unexercisable (Unvested)	Option Exercise Price	Option Expiration Date
Maurice J. DeWald(1)	12,000	—	$3.60	12/19/2021
	75,000	—	$3.60	4/2/2022
	250,000	—	$3.60	2/28/2023
	10,000	—	$0.00	2/28/2023
	50,000	—	$3.60	2/26/2024
Jon Kuwahara	33,334	66,666(a)	$4.70	1/14/2026
	33,334	66,666(b)	$5.00	5/10/2026
Masaharu Osato	33,334	66,666(a)	$4.70	1/14/2026
	33,334	66,666(b)	$5.00	5/10/2026
Ian Zwicker	33,334	66,666(a)	$4.70	1/14/2026
	33,334	66,666(b)	$5.00	5/10/2026
_____________
(a) Options vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years with the first one‑third (1/3) vesting on January 14, 2017.

(b) Options vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years with the first one‑third (1/3) vesting on May 10, 2017.

(1) Mr. DeWald resigned from the board of directors on May 8, 2014.

On January 14, 2016, the board of directors authorized and approved the option grants to new non‑employee directors upon joining the Company contemplated by our director compensation program, which options have a term of 10 years and an exercise price of $4.70 per share, the fair market value of a share of common stock as of the grant date as determined by the board of directors.

On May 10, 2016, the board of directors authorized and approved the annual option grants to non‑employee directors contemplated by our director compensation program, which options have a term of 10 years and an exercise price of $5.00 per share, the fair market value of a share of common stock as of the grant date as determined by the board of directors.

Director Compensation Program

On December 6, 2017, the board of directors amended the compensation program for non-employee directors, effective January 1, 2018. The compensation program for non-employee directors consists of:

•	$100,000 per year as base compensation;
•	$1,000 per ad hoc Board meeting attended in person;
•	$1,000 per Board meeting attended telephonically;
•	Possible stock options (to be discussed by the Compensation Committee).

2011 Stock Incentive Plan

Background

On May 3, 2011, the board of directors and stockholders adopted the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (the “Plan”). Stockholder approval of the Plan enables us to satisfy stock exchange listing requirements, if and when we become subject to such requirements, and to make awards that qualify as performance‑based compensation that is exempt from the deduction limitation set forth under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Subject to certain exceptions, Section 162(m) generally limits the corporate income tax deductions to $1,000,000 annually for compensation paid to each of the Chief Executive Officer and our other three highest paid executive officers required to be reported under the proxy disclosure rules.

The Plan permits grants of stock options, stock appreciation rights (“SARs”), restricted stock, stock units, stock bonus and unrestricted stock awards, which we collectively refer to as Awards. Our board of directors believes that the Plan is an important factor in attracting, retaining and motivating our employees, consultants, agents, and directors and our affiliates, who are collectively referred to as Eligible Persons. Our board of directors believes that we need the flexibility both to have an ongoing reserve of common stock available for future equity‑based awards, and to make future awards in a variety of forms.

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

Purpose

The purpose of the Plan is to attract, retain and motivate select employees, consultants and directors for us and our affiliates and to provide incentives and rewards for superior performance. As of December 31, 2017, there were approximately 28 Eligible Persons who were our directors or employees of one of our subsidiaries.

Shares Subject to the Plan

The Plan provides that no more than 9,000,000 shares of common stock may be issued pursuant to Awards under the Plan. The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the Plan for stock splits, stock dividends, recapitalizations and other similar events.

The maximum awards that can be granted under the Plan to a single participant in any calendar year shall be 500,000 shares of common stock in the form of options or SARs, and 500,000 shares of common stock in the form of restricted shares, restricted stock units, stock bonus and other stock‑based awards.

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

Stock awards granted under the Plan (other than performance‑based awards, awards involving an aggregate number of shares equal to less than 5% of shares available for awards and annual director stock grants described below) will have a minimum vesting period of three years.

The Plan provides that we will indemnify members of the Committee and their delegates against any claims, liabilities or costs arising from the good faith performance of their duties under the Plan. The Plan releases these individuals from liability for good faith actions associated with the Plan’s administration.

Eligibility

The Committee may grant options that are intended to qualify as incentive stock options (“ISOs”), only to our and our subsidiaries’ employees, and may grant all other Awards to Eligible Persons. The Plan and the discussion below use the term “Participant” to refer to an Eligible Person who has received an Award.

Types of Awards

Options.  Options granted under the Plan provide Participants with the right to purchase shares of common stock at a predetermined exercise price. The Committee may grant options that are intended to qualify as ISOs or options that are not intended to so qualify, referred to as Non‑ISOs. The Plan also provides that ISO treatment may not be available for options that become first exercisable in any calendar year to the extent the value of the underlying shares that are the subject of the option exceeds $100,000 (based upon the fair market value of the shares of common stock on the option grant date).

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

Exercise Price for Options and SARs.  The exercise price of ISOs, Non‑ISOs, and SARs may not be less than 100% of the fair market value on the grant date of the shares of common stock subject to the Award (110% of fair market value for ISOs granted to employees who, on the grant date, own stock representing more than 10% of the combined voting power of all classes of our stock).

Exercise of Options and SARs.  To the extent exercisable in accordance with the agreement granting them, an option or SAR may be exercised in whole or in part, during the term established by the Committee, subject to earlier termination relating to a holder’s termination of employment or service. The expiration date of options and SARs may not exceed 10 years from the date of grant (five years in the case of ISOs granted to employees who, on the grant date, own more than 10% of the combined voting power of all classes of our stock).

Unless otherwise provided under the terms of the agreement evidencing a grant, options and SARs that have vested may be exercised during the one‑year period after the optionee’s termination of service due to death or permanent disability or after the optionee retires (with respect to SARs and Non‑ISOs only) and during the 90‑day period after the optionee’s termination of employment other than for cause (but in no case later than the termination date of the option or SAR). Each option or SAR that remains unexercisable at the time of termination shall be terminated at the time of termination.

Restricted Stock, Stock Units, Stock Bonus, and Other Stock‑Based Awards.  Under the Incentive Plan, the Committee may grant restricted stock that is forfeitable until certain vesting requirements are met, may grant restricted stock units (“RSUs”), which represent the right to receive shares of common stock after certain vesting requirements are met, and may grant unrestricted stock as to which the Participant’s interest is immediately vested (subject to the exceptions to the minimum vesting requirements described above). The Plan provides the Committee with discretion to determine the terms and conditions under which a Participant’s interests in such Awards becomes vested, which may include the achievement of financial or other objective performance goals or other objectives.

Annual Non‑Employee Director Grants.  The Plan provides for annual grants of 10,000 options to non‑employee directors, which we refer to as the Annual Director Award. Each Annual Director Award will vest in four substantially equal quarterly installments. These grants have been superseded by, and are not in addition to, the compensation program for non‑employee directors.

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

Stock option grants under the Plan may be intended to qualify as incentive stock options under Section 422 of the Code or may be non‑qualified stock options governed by Section 83 of the Code. Generally, federal income tax is not due from a participant upon the grant of a stock option, and a deduction is not taken by us. Under current tax laws, if a participant exercises a non‑qualified stock option, he or she will have taxable income equal to the difference between the market price of the common stock on the exercise date and the stock option grant price. We are entitled to a corresponding deduction on our income tax return. A participant will not have any taxable income upon exercising an incentive stock option after the applicable holding periods have been satisfied (except that the alternative minimum tax may apply), and we will not receive a deduction when an incentive stock option is exercised. The treatment for a participant of a disposition of shares acquired through the exercise of a stock option depends on how long the shares were held and whether the shares were acquired by exercising an incentive stock option or a non‑qualified stock option. We may be entitled to a deduction in the case of a disposition of shares acquired under an incentive stock option before the applicable holding periods have been satisfied.

Generally, taxes are not due when a restricted stock or RSU award is initially granted, but the restricted stock becomes taxable when it is no longer subject to a “substantial risk of forfeiture” (generally, when it becomes vested or nontransferable), in the case of restricted stock, or when shares are issued in connection with vesting, in the case of an RSU. Income tax is calculated on the value of the stock at ordinary rates at that time, and then at capital gain rates when the shares are sold. However, no later than 30 days after a participant receives an award of restricted stock, pursuant to Section 83(b) of the Code, the participant may elect to recognize taxable ordinary income in an amount equal to the fair market value of the stock at the time of receipt. Provided that the election is made in a timely manner, the participant will not recognize any additional income when the award is no longer transferable or subject to a “substantial risk of forfeiture.”

The grant of a stock appreciation right (“SAR’) generally will have no federal income tax consequences for the participant. Upon the exercise of a SAR, the participant will recognize ordinary income equal to the excess of the fair market value, on the date of exercise, of the shares of common stock with respect to which the SAR is being exercised, over the exercise price of the SAR for such shares. Generally, we will be entitled to a deduction equal to the amount of ordinary income recognized by the participant at the time the participant recognizes such income for tax purposes.

Section 409A of the Code provides additional tax rules governing non‑qualified deferred compensation. Generally, Section 409A will not apply to awards granted under the Plan, but may apply in some cases to RSUs. For such awards subject to Section 409A, certain of our officers may experience a delay of up to six months in the settlement of the awards in shares of our stock.

Awards granted under the Plan may be structured to qualify as performance‑based compensation under Section 162(m) of the Code. To qualify, the Plan must satisfy the conditions set forth in Section 162(m) of the Code, and stock options and other awards must be granted under the Plan by a committee consisting solely of two or more outside directors (as defined under Section 162 regulations) and must satisfy the Plan’s limit on the total number of shares that may be awarded to any one participant during any calendar year. For awards other than stock options and SARs to qualify, the grant, issuance, vesting, or retention of the award must be contingent upon satisfying one or more of the performance criteria set forth in the Plan, as established and certified by a committee consisting solely of two or more outside directors. The rules and regulations promulgated under Section 162(m) are complicated and subject to change from time to time, sometimes with retroactive effect. In addition, a number of requirements must be met in order for particular compensation to so qualify. As such, there can be no assurance that any compensation awarded or paid under the Plan will be deductible under all circumstances. The Compensation, Nominating and Corporate Governance Committee retains the right to make awards which would not be deductible under Section 162(m).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and convertible notes held by that person that are currently exercisable or become exercisable within 60 days of March 20, 2018 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information as of March 20, 2018 with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock owned by:

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

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership of Shares of Common Stock	Percent of Class(1)
Directors and Executive Officers
Yutaka Niihara, M.D., MPH	Chairman and Chief Executive Officer	12,018,643(2)	32.3%
Willis C. Lee	Vice-Chairman, Chief Operating Officer and Chief Financial Officer	1,199,057(3)	3.3%
Yasushi Nagasaki	Senior Vice President, Finance	1,020,430(4)	2.8%
Lan T. Tran, MPH	Co-President, Chief Administrative Officer and Corporate Secretary	975,294(5)	2.7%
Masaharu Osato, M.D.	Director	626,950(6)	1.8%
Ian Zwicker.	Director	133,334	*
Jon Kuwahara	Director	133,334	*
Officers and Directors as a Group (total of 8 persons)		16,107,042(7)	39.7%
5% or More Owners
KPM Tech Co., Ltd. & Hanil Vacuum Co., Ltd.		4,444,445(8)	12.7%
Daniel R. and Yuka I. Kimbell		2,434,028(9)	7.0%
Sarissa Capital Management LP		1,997,657(10)	5.6%
__________
* Less than 1.0%.

(1) Based on 34,910,506 shares of common stock issued and outstanding as of March 20, 2018.

(2) Includes 9,713,045 shares that are held jointly by Yutaka and Soomi Niihara, his wife. Also includes 44,229 shares of common stock for which Dr. Niihara is custodian. Dr. Niihara may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities. 950,000 shares underlying stock options and 55,556 shares of common stock owned by Hope Hospice. Dr. Niihara is the chief executive officer of Hope Hospice and has voting and investment power over such shares.

(3) Includes 950,000 shares underlying stock options to purchase shares of common stock.

(4) Includes 70,430 shares of common stock underlying outstanding convertible notes (as of March 20, 2018) and 950,000 shares underlying stock options to purchase shares of common stock.

(5) Includes 950,000 shares underlying stock options to purchase shares of common stock.

(6) Includes 491,506 shares that are held by Osato Medical Clinic and its pension plan.

(7) Includes options to purchase 4,200,002 shares of common stock and 126,028 (as of March 20, 2018) shares of common stock underlying outstanding convertible notes.

(8) Of the shares shown, 3,777,778 are owned of record by KPM Tech Co. Ltd. ("KPM") and 666,667 are owned of record by Hanil Vacuum Co., Ltd. ("Hanil"). KPM and Hanil may be deemed to be a member of a "group" with respect to the company or the shares shown for the purposes of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, and, as such, each may be deemed to own beneficially the shares shown. COS Investment, a company organized under the laws of the Republic of Korea, is the controlling shareholder of KPM and Hanil and, as such, also may be deemed to own beneficially the shares shown. The address of KPM is Dan-Won-Gu San-Dan-Ro, 163 Beon-Gil 122, An-San-Shi, Gyeong-Gi-Do, South Korea. The business address of Hanil is Nam-Dong-Gu Nam-Dong-Dong-Ro 183 Beon-Gil 30, Incheon, South Korea.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017 regarding compensation plans, including any individual compensation arrangements, under which equity securities of the Company are authorized for issuance. Please see Part III. Item 11 “2011 Stock Incentive Plan” for a description of the terms of the 2011 Stock Incentive Plan as amended.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,775,200	$4.12	2,224,800

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Emmaus Medical, Inc.

Emmaus Life Sciences, Inc., Emmaus Medical, Newfield Nutrition, EM Japan, ELSK and EM Europe, which are either our directly or indirectly wholly‑owned subsidiaries, each have interlocking executive and director positions with us and with each other. Dr. Niihara and Mr. Lee are directors of Newfield Nutrition. Dr. Niihara is a director of EM Japan. Dr. Niihara and Mr. Lee are directors of ELSK. Dr. Niihara and Ms. Tran are directors of EM Europe. The officers of Emmaus Life Sciences are also the officers of Emmaus Medical and Newfield Nutrition and hold the same officer positions in Emmaus Medical and Newfield Nutrition as they do in Emmaus Life Sciences.

Loans by Related Persons

The following table sets forth information relating to our loans from related persons outstanding as of the date hereof or at any time during the year ended December 31, 2017.

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2017	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes December 31, 2017
Current, Promissory note payable to related parties:
	Hope Hospice (1)	8%	1/17/2012	Due on Demand	$—	$200,000	$200,000	$7,331	—	—
	Hope Hospice (1)	8%	6/14/2012	Due on Demand	—	200,000	200,000	14,762	—	—
	Hope Hospice (1)	8%	6/21/2012	Due on Demand	—	100,000	100,000	7,249	—	—
	Hope Hospice (1)	8%	2/11/2013	Due on Demand	—	50,000	50,000	1,559	—	—
	Hope Hospice (1)	10%	1/7/2015	Due on Demand	—	100,000	100,000	28,630	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	2/20/2015	Due on Demand	10,000	10,000	—	—	—	—
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on Demand	300,000	300,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	5/21/2015	Due on Demand	—	826,105	94,339	61,829	—	—
	Lan T. Tran (2)	11%	2/10/2016	Due on Demand	130,510	130,510	—	—	—	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on Demand	400,000	400,000	—	—	—	—
	Hope Hospice (1)	10%	4/4/2016	Due on Demand	—	50,000	50,000	8,110	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	5/5/2016	Due on Demand	10,000	10,000	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250,000	250,000	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	12,000	12,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	903,751	903,751	—	—	—	—
				Subtotal	$2,036,261	$3,562,366	$794,339	$129,470		—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$200,000	$388,800	$188,800	$57,886	$3.30	68,122
	Charles & Kimxa Stark (2)	10%	10/1/2015	2 years	—	20,000	20,000	4,405	$4.50	—
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	$4.50	53,905
				Subtotal	$400,000	$608,800	$208,800	$62,291		122,027
				Total	$2,436,261	$4,171,166	$1,003,139	$191,761		122,027

(1)	Dr. Niihara is the Chief Executive Officer of Hope Hospice.
(2)	Officer and/or Management.
(3)	Director.

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

On August 23, 2017, we refinanced a convertible promissory note payable to the Shitabata Family Trust for $551,250. Dr. Niihara provided a personal guarantee of the convertible promissory note.

On October 14, 2017, we refinanced a convertible promissory note payable to the Shitabata Family Trust for $3,946,340. Dr. Niihara provided a personal guarantee of the convertible promissory note.

On November 6, 2017, we issued a convertible promissory note payable to Mr. Wei Peu Zen for $5,000,000. Dr. Niihara provided a personal guarantee of the convertible promissory note.

On December 9, 2017, we refinanced a convertible promissory note payable to Mr. Takemoto for $98,765. Dr. Niihara provided a personal guarantee of the convertible promissory note.

On December 9, 2017, we refinanced a convertible promissory note payable to Ms. Matsuo for $69,136. Dr. Niihara provided a personal guarantee of the convertible promissory note.

On December 9, 2017, we refinanced a convertible promissory note payable to Ms. Takemoto for $49,383. Dr. Niihara provided a personal guarantee of the convertible promissory note.

Policy for Approval of Related Party Transactions

All related party transactions during the year ended December 31, 2017 have been reviewed and approved by the independent directors of our board of directors. On May 9, 2013, our board of directors approved a written policy (the “Policy”) for the review, approval and ratification of related‑party transactions required to be disclosed pursuant to Item 404(a) of Regulation S‑K. It is the responsibility of the board to administer the Policy. From time to time, however, the board may delegate responsibility for administration of the Policy to the Compensation, Nominating and Corporate Governance Committee of the board. Whichever body is responsible for administering the Policy at any given time or in regard to a particular related‑party transaction is referred to as the “Reviewing Body.”

Our management is responsible for determining whether a transaction requires review under the Policy, based on a review of all facts and circumstances. Upon a determination by management that a transaction requires review under this Policy, the material facts concerning the transaction and the related person’s interest in the transaction must be disclosed to the Reviewing Body.

At each of its meetings, the Reviewing Body is provided with the details of each new, existing or proposed related‑party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to us and to the relevant related party. In determining whether to approve a related‑party transaction, the Reviewing Body considers, among other factors, the following factors to the extent relevant to the related‑party transaction: (i) whether the terms of the related‑party transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party; (ii) whether there are business reasons for us to enter into the related‑party transaction; (iii) whether the related‑party transaction would impair the independence of an outside director; and (iv) whether the related‑party transaction would present an improper conflict of interests for any of our directors or executive officers, taking into account the size of the transaction, the overall financial position of the director, executive officer or related party, the direct or indirect nature of the director’s, executive officer’s or related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Reviewing Body deems relevant.

Any member of the Reviewing Body who has an interest in the transaction under discussion must abstain from voting on its approval but may, if so requested by the Chairperson of the Reviewing Body, participate in some or all of the Reviewing Body’s discussions of the transaction. Upon completion of its review of the transaction, the Reviewing Body may determine to permit or to prohibit the transaction.

A related‑party transaction entered into without pre‑approval of the Reviewing Body is not deemed to violate the Policy, or be invalid or unenforceable, so long as the transaction is brought to the Reviewing Body as promptly as reasonably practical after it is entered into or after it becomes reasonably apparent that the transaction is covered by the Policy.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

SingerLewak LLP (“SingerLewak”) was engaged by the Company to serve as its independent registered public accounting firm on January 14, 2016. The following table presents fees, including reimbursements for expenses, for professional services rendered by SingerLewak for the years ended December 31, 2017 and 2016:

	Years ended December 31,
	2017	2016
Audit Fees (including fees for interim reviews)	$250,186	$180,014
Audit–Related Fees	—	—
Total	$250,186	$180,014

On January 14, 2016, the Company dismissed KPMG as its independent registered public accounting firm. In connection with the audits of the fiscal years ended December 31, 2014 and 2013 and through January 14, 2016, there were no: (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference to the subject matter of the disagreements in connection with their report, or (2) reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S‑K, except as follows:

•

The Company’s management had identified that the Company had a material weakness in its internal control over financial reporting and concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of the periods set forth therein; and

•

As of such time, the Company had not yet filed its interim financial statements for the periods ended June 30, 2015, and September 30, 2015, since a member of the Company’s Audit Committee (who is no longer on the Company’s Board of Directors) would not approve the filing of the June 30, 2015 Form 10‑Q. The unwillingness of the Audit Committee member to approve the Form 10‑Q filing arose from unspecified concerns. KPMG informed the Company that they would not be able to complete their review of the Company’s interim financial statements for the period ended June 30, 2015 until such concerns had been independently investigated by the Company’s Audit Committee or Board of Directors. The lack of independent representation on the Company’s Audit Committee delayed the Company’s ability to review and investigate the reasons the former Audit Committee member would not approve the filing of the June 30, 2015 Form 10‑Q.

On January 14, 2016, the Company engaged SingerLewak as the Company’s independent registered public accounting firm. The engagement was approved by the Audit Committee on January 14, 2016. Prior to January 14, 2016, neither the Company nor anyone acting on its behalf consulted with SingerLewak regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company; or (ii) any matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S‑K or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S‑K.

Pre‑Approval Policy

The Audit Committee on an annual basis reviews audit and non‑audit services performed by the independent registered public accounting firm for such services. The audit committee pre‑approves (i) auditing services (including those performed for purposes of providing comfort letters and statutory audits) and (ii) non‑auditing services that exceed a de minimis standard established by the committee, which are rendered to the Company by its outside auditors (including fees).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements” on page F‑1 of this Annual Report.
2.	Financial Statement Schedule: See Notes to Consolidated Financial Statements starting on page F‑8 of this Annual Report.
3.	Exhibits: The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit No.	Exhibit Description

2.1

Merger Agreement dated as of April 21, 2011 by and among the registrant, AFH Merger Sub, Inc., AFH Holding and Advisory, LLC, and Emmaus Medical, Inc. (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on April 25, 2011).

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10‑SB filed with the Securities and Exchange Commission on February 1, 2008).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10‑SB filed with the Securities and Exchange Commission on February 1, 2008).

3.2(a)	Amendment No. 1 to the Company’s Bylaws (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on March 6, 2013).

3.3

Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May 3, 2011 (incorporated by reference from Exhibit 3.3 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

3.4

Certificate of Ownership and Merger effecting the name change to Emmaus Life Sciences, Inc. filed with the Delaware Secretary of State on September 14, 2011 (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 15, 2011).

4.1	Specimen Certificate of Common Stock (incorporated by reference from Exhibit 4.6 to the registrant’s Annual Report filed with the Securities and Exchange Commission on May 8, 2014).

4.2

Convertible Promissory Note (Cash Interest) dated March 14, 2011 (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

4.3

Convertible Promissory Note, dated June 29, 2012, issued by the registrant to Yasushi Nagasaki (incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 14, 2012).

4.4

Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2014).

4.5

Form of Warrant issued by the registrant to Dr. Paul Terasaki (incorporated by reference to Exhibit 4.5 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 14, 2013).

4.6

Form of Warrant issued by the registrant to Dr. Paul Terasaki (incorporated by reference from Exhibit 4.3 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 14, 2014).

Exhibit No.	Exhibit Description
4.7

Form of Warrant issued by the registrant on June 10, 2014 to holders of warrants issued by the registrant in its September 11, 2013 private placement who exercised such warrants (incorporated by reference from Exhibit 4.4 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 14, 2014).

4.8

Form of Warrant issued by the registrant to the persons indicated in Schedule A attached to the Form of Warrant (incorporated by reference from Exhibit 4.5 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on May 20, 2015).

4.9

Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference from Exhibit 4.45 to the registrant’s Annual Report filed with the Securities and Exchange Commission on May 20, 2016).

4.10

Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.4 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on June 6, 2016).

4.11

Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 19, 2016).

4.12

Form of Warrant issued by the registrant to Agility Capital II, LLC (incorporated by reference from Exhibit 4.3 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 19, 2016).

4.13

Form of Warrant issued by the registrant to Paul and Hisako Terasaki Trust (incorporated by reference from Exhibit 4.4 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 19, 2016).

4.14

Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on November 14, 2016).

4.15

Form of Warrant issued by the registrant to Yutaka Niihara (incorporated by reference from Exhibit 4.3 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on November 14, 2016).

4.16

Convertible Promissory Note, dated December 21, 2016, issued by the registrant to Alison Brown (incorporated by reference from Exhibit 4.31 to the registrant’s Annual Report filed with the Securities and Exchange Commission on March 31, 2017).

4.17

Convertible Promissory Note dated February 21, 2017 issued by the registrant to Sun Moo & Hyon Sil Lee (incorporated by reference from Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2017).

4.18

Convertible Promissory Note dated March 2, 2017 issued by the registrant to J. R. Downey (incorporated by reference from Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2017).

4.19

Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2017).

4.20

Convertible Promissory Note dated May 30, 2017 issued by the registrant to The Shitabata Family Trust (incorporated by reference from Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 21, 2017).

4.21

Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 21, 2017).

4.22

Convertible Promissory Note dated July 18, 2017 issued by the registrant to The Takemoto Family (incorporated by reference from Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2017).

Exhibit No.	Exhibit Description
4.23

Convertible Promissory Note dated August 23, 2017 issued by the registrant to The Shitabata Family Trust (incorporated by reference from Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2017).

4.24*	Convertible Promissory Note, dated October 2, 2017, issued by the registrant to Alfred and Janet Lui Family Trust.

4.25*	Convertible Promissory Note dated October 14, 2017 issued by the registrant to The Shitabata Family Trust.

4.26*	Convertible Promissory Note dated November 6, 2017 issued by the registrant to Wei Peu Zen.

4.27*	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.

4.28*	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.

4.29*	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.

4.30*	Convertible Promissory Note dated December 29, 2017 issued by the registrant to GPB Debt Holdings II, LLC.

4.31*	Convertible Promissory Note dated December 29, 2017 issued by the registrant to GPB Debt Holdings II, LLC.

4.32*	Warrant dated December 29, 2017 issued by the registrant to GPB Debt Holdings II, LLC.

10.1+	2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(a)+

Form of Incentive Stock Option Agreement (Time‑based and Performance‑based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(a) to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(b)+

Form of Incentive Stock Option Agreement (Time‑based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(b) to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(c)+

Form of Non‑Qualified Stock Option Agreement (Time‑based and Performance‑based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(c) to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(d)+

Form of Non‑Qualified Stock Option Agreement (Time‑based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(d) to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(e)+

Form of Restricted Stock Agreement (Time‑based and Performance‑based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(e) to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(f)+

Form of Restricted Stock Agreement (Time‑based Vesting) under the Emmaus Life Sciences, Inc. 2011 Stock Incentive Plan (incorporated by reference from Exhibit 10.3(f) to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

10.1(g)+

Amended and Restated 2011 Stock Incentive Plan (incorporated by reference from Annex A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 21, 2013).

10.1(h)+

Amended and Restated 2011 Stock Incentive Plan (incorporated by reference from Annex A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 19, 2014).

10.2

Assignment and Transfer Agreement dated as of February 1, 2011 by and among CATO Holding Company, Nutritional Restart Pharmaceutical Limited Partnership and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.8 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

Exhibit No.	Exhibit Description
10.3+

Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., MPH (incorporated by reference from Exhibit 10.12 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

10.4+

Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Willis C. Lee (incorporated by reference from Exhibit 10.13 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

10.5+

Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Lan T. Tran (incorporated by reference from Exhibit 10.14 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

10.6+

Form of Indemnification Agreement and List of Officers and Directors (incorporated by reference from Exhibit 10.20 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 4, 2011).

10.7

Trademark Assignment dated as of February 14, 2011 by and between CATO Research Ltd. and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.23 to the registrant’s Current Report on Form 8‑K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.8

Letter of Intent by and between Ajinomoto Company and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.24 to the registrant’s Current Report on Form 8‑K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.9

Form of Subscription Agreement dated September 11, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 17, 2013).

10.10

Form of Warrant issued to the Investors (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 17, 2013).

10.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 17, 2013).

10.12

Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on May 20, 2015).

10.13

Promissory Note issued by the registrant to Masaharu & Emiko Osato (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report filed with the Securities and Exchange Commission on May 20, 2016).

10.14

Promissory Note issued by the registrant to Masaharu & Emiko Osato (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on June 6, 2016).

10.15

Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on June 6, 2016).

10.16

Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 19, 2016).

10.17

Form of Promissory Note issued by the registrant on the dates and to the persons and in the amounts indicated on Schedule A attached to the Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2017).

10.18

Promissory Note issued by the registrant to Eastwind ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 21, 2017).

10.19

Promissory Note issued by the registrant to Shigeru Matsuda (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 21, 2017).

Exhibit No.	Exhibit Description
10.20

Promissory Note issued by the registrant to The Shitabata Family Trust (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 21, 2017).

10.21

Promissory Note issued by the registrant to Yutaka Niihara (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2017).

10.22

Promissory Note issued by the registrant to KPM Investment (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2017).

10.23

Registration Rights Agreement dated as of May 3, 2011 by and among the registrant and the individuals listed on Schedule A thereto (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.24(a)

Office Lease, dated October 20, 2014, by and between Emmaus Life Sciences, Inc. and Bixby Torrance LLC (incorporated by reference from Exhibit 10.23(f) to the registrant’s Annual Report filed with the Securities and Exchange Commission on March 31, 2015).

10.24(b)

Office Lease, dated December 12, 2016, by and between Emmaus Medical, Inc. and 2720 Monterey Street, LLC (incorporated by reference from Exhibit 10.21(c) to the registrant’s Annual Report filed with the Securities and Exchange Commission on March 31, 2017)

10.25

Federal Supply Schedule Contract Award dated December 8, 2010 by and between the United States Department of Veterans Affairs and Emmaus Medical, Inc. (incorporated by reference from Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 5, 2011).

10.26

Letter agreement among the registrant and KPM Tech Co., and Hanil Vacuum Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).

10.27

Letter of intent dated January 16, 2017 between the registrant and Generex Biotechnology Corporation. (incorporated by reference from Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2017).

10.28

Termination Notice dated May 16, 2017 to Generex Biotechnology Corporation. (incorporated by reference from Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2017).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the registrant’s Annual Report filed with the Securities and Exchange Commission on May 8, 2014).

31.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S‑K, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S‑K, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Exhibit Description

+Designates management contract or compensatory plan or arrangement.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California, on April 16, 2018.

Emmaus Life Sciences, Inc.

By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yutaka Niihara	Chief Executive Officer (Principal Executive	April 16, 2018
Yutaka Niihara, M.D., M.P.H.	Officer) and Chairman of the Board

/s/ Willis C. Lee	Chief Financial Officer (Principal Financial and	April 16, 2018
Willis C. Lee	Accounting Officer)

/s/ Jon Kuwahara	Director	April 16, 2018
Jon Kuwahara

/s/ Ian Zwicker	Director	April 16, 2018
Ian Zwicker

/s/ Masaharu Osato	Director	April 16, 2018
Masaharu Osato, M.D.

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Emmaus Life Sciences, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emmaus Life Sciences, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant amount of notes payable and other obligations due within twelve months. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/SingerLewak LLP

We have served as the Company's auditor since 2015.

Los Angeles, California

April 16, 2018

Emmaus Life Sciences, Inc.

Consolidated Balance Sheets

	As of
	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,836,063	$1,317,340
Restricted cash	6,720,000	—
Accounts receivable	26,814	14,221
Inventories, net	625,299	166,209
Investment in marketable securities	99,836,397	10,917,301
Marke table securities, pledged to creditor	160,925	179,765
Prepaid expenses and other current assets	290,371	129,204
Total current assets	123,495,869	12,724,040
PROPERTY AND EQUIPMENT, NET	105,302	53,730
OTHER ASSETS
Long-term investment at cost	65,520	—
Intangibles, net	67,200	—
Deposits	111,581	214,808
Total other assets	244,301	214,808
Total assets	$123,845,472	$12,992,578
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,695,310	$3,201,154
Deferred rent	30,078	15,840
Other current liabilities	10,109	—
Warrant derivative liabilities	26,377,000	—
Notes payable, net	7,871,143	4,094,429
Notes payable to related parties, net	2,036,261	1,924,850
Convertible notes payable, net	7,025,002	9,205,007
Convertible notes payable to related parties, net	400,000	474,000
Total current liabilities	49,444,903	18,915,280
LONG-TERM LIABILITIES
Deferred rent	10,821	41,241
Other long-term liabilities	36,852,290	—
Warrant derivative liabilities	1,882,000	10,600,000
Conversion option liabilities	1,289,000	—
Convertible notes payable, net	20,075,780	997,957
Total long-term liabilities	60,109,891	11,639,198
Total liabilities	109,554,794	30,554,478
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 34,885,506 shares and 34,701,219 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	34,886	34,701
Additional paid-in capital	113,111,745	92,614,801
Accumulated other comprehensive income (loss)	41,275,785	(3,450,746)
Accumulated deficit	(140,131,738)	(106,760,656)
Total stockholders’ equity (deficit)	14,290,678	(17,561,900)
Total liabilities & stockholders’ equity (deficit)	$123,845,472	$12,992,578

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,

	2017	2016
CONSOLIDATED STATEMENT OF LOSS
SALES	$524,447	$461,591
SALES RETURN & ALLOWANCE	(11,000)	—
REVENUES, NET	513,447	461,591
COST OF GOODS SOLD
Cost of goods sold	221,095	221,250
Scrapped inventory	62,738	—
Total cost of goods sold	283,833	221,250
GROSS PROFIT	229,614	240,341

OPERATING EXPENSES
Research and development	2,815,106	1,987,966
Selling	1,233,013	438,242
General and administrative	15,071,360	9,342,635
	19,119,479	11,768,843
LOSS FROM OPERATIONS	(18,889,865)	(11,528,502)
OTHER INCOME (EXPENSE)
Gain on debt extinguishment	—	1,019
Loss on debt settlement	—	(266,736)
Change in fair value of warrant derivative liabilities	(15,777,000)	(2,745,890)
Convertible note inducement expense	—	(1,444,863)
Interest and other income (loss)	(6,768)	1,538
Interest expense	(11,000,559)	(5,191,720)
	(26,784,327)	(9,646,652)
LOSS BEFORE INCOME TAXES	(45,674,192)	(21,175,154)
INCOME TAXES (BENEFIT)	(12,303,110)	3,693
NET LOSS	(33,371,082)	(21,178,847)
COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on marketable securities	44,752,413	(3,121,949)
Unrealized loss in foreign translation	(25,882)	(10,473)
	44,726,531	(3,132,422)
COMPREHENSIVE INCOME (LOSS)	$11,355,449	$(24,311,269)
NET LOSS PER COMMON SHARE	$(0.96)	$(0.70)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,790,498	30,194,085

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM DECEMBER 31, 2016 TO DECEMBER 31, 2017

	Common stock – par value $0.001 per share, 100,000,000
	shares authorized
	Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2016	34,701,219	$34,701	$92,614,801	$(3,450,746)	$(106,760,656)	$(17,561,900)
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	14,093,612	—	—	14,093,612
Stock issued for cash	144,750	145	1,141,455	—	—	1,141,600
Conversion of notes payable to common stock	27,642	28	210,051	—	—	210,079
Share-based compensation	—	—	5,051,838	—	—	5,051,838
Exercise of common stock options (cashless)	11,895	12	(12)	—	—	—
Unrealized gain on marketable securities, net of tax	—	—	—	44,752,413	—	44,752,413
Foreign currency translation effect	—	—	—	(25,882)	—	(25,882)
Net loss	—	—	—	—	(33,371,082)	(33,371,082)
Balance, December 31, 2017	34,885,506	$34,886	$113,111,745	$41,275,785	$(140,131,738)	$14,290,678

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,371,082)	$(21,178,847)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	32,379	15,198
Cost of scrapped inventory written off	62,738	—
Amortization of discount of convertible notes	8,859,370	3,132,857
Foreign exchange adjustments on convertible notes and notes payable	78,969	57,563
Tax benefit recognized on unrealized gain on securities	(12,306,343)	—
Gain on debt extinguishment	—	(1,019)
Loss on debt settlement	—	266,736
Loss on disposal of property and equipment	6,358	—
Share-based compensation	5,051,838	3,328,400
Convertible note inducement expense	—	1,444,863
Change in fair value of warrant derivative liabilities	15,777,000	2,745,890
Net changes in operating assets and liabilities
Accounts receivable	(12,322)	92,590
Inventories	(517,073)	52,287
Prepaid expenses and other current assets	(141,746)	(3,400)
Deposits	104,971	61,557
Accounts payable and accrued expenses	3,724,412	43,672
Deferred rent	(16,197)	(2,929)
Other current liabilities	10,159	(88,331)
Other long-term liabilities	36,852,290	—
Net cash flows provided by (used in) operating activities	24,195,721	(10,032,913)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments towards intangible asset	(67,200)	—
Purchases of property and equipment	(90,059)	(10,369)
Purchase of marketable securities and investment at cost	(31,903,450)	(14,000,000)
Net cash flows used in investing activities	(32,060,709)	(14,010,369)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	4,503,751	2,754,700
Proceeds from convertible notes payable issued, net of issuance cost and discount	25,069,654	4,640,904
Payments of notes payable	(794,339)	(3,639,971)
Payments of convertible notes	(804,105)	(1,202,852)
Proceeds from issuance of common stock	1,141,600	22,341,156
Net cash flows provided by financing activities	29,116,561	24,893,937
Effect of exchange rate changes on cash	(12,850)	(5,656)
Net increase in cash, cash equivalents and restricted cash	21,238,723	844,999
Cash, cash equivalents and restricted cash, beginning of period	1,317,340	472,341
Cash, cash equivalents and restricted cash, end of period	$22,556,063	$1,317,340
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$825,241	$683,038
Income taxes paid	$3,233	$3,693
Conversion of notes payable to common stock	$200,000	$4,600,930
Conversion of accrued interest payable to common stock	$10,079	$289,175

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Organization—Emmaus Life Sciences, Inc. (the “Company” or “Emmaus”), which is engaged in the discovery, development, and commercialization of innovative treatments and therapies primarily for rare and orphan diseases, was incorporated in the state of Delaware on September 24, 2007. Pursuant to an Agreement and Plan of Merger, dated April 21, 2011 (the “Merger Agreement”), by and among the Company, AFH Merger Sub, Inc., a wholly‑owned subsidiary of the Company (“AFH Merger Sub”), AFH Holding and Advisory, LLC (“AFH Advisory”), and Emmaus Medical, Inc. (“Emmaus Medical”), Emmaus Medical merged with and into AFH Merger Sub with Emmaus Medical continuing as the surviving entity (the “Merger”). Upon the closing of the Merger, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” and became the parent company of Emmaus Medical. The Company changed its name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.” on September 14, 2011.

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

In December 2016, the Company formed Emmaus Life Sciences Korea Co. Ltd. (“ELSK”), a wholly owned subsidiary of Emmaus Medical. ELSK’s primary focus is expanding the business of Emmaus Medical in Korea.

Emmaus, its wholly‑owned subsidiary, Emmaus Medical, and Emmaus Medical’s wholly‑owned subsidiaries, Newfield Nutrition Corporation (“Newfield Nutrition”), EM Japan, ELSK and EM Europe, are collectively referred to herein as the “Company.”

Nature of Business—The Company has undertaken the business of developing and commercializing cost‑effective treatments and therapies for rare diseases. The Company’s primary business purpose is to commercialize its treatment for SCD.

On July 7, 2017, the FDA has approved our lead product Endari (L-glutamine oral powder) to reduce the severe complications of sickle cell disease in adult and pediatric patients ages 5 and older.

We are transitioning from developmental stage to our next phase as a commercial organization, and plan to launch Endari in the first quarter of 2018. In order to do so, we are building a targeted sales force of 15 to 30 sales representatives and a commercial organization including marketing, trade and distribution functions.

To a lesser extent, the Company is also engaged in the marketing and sale of NutreStore, which has received approval from the FDA, as a treatment for short bowel syndrome (“SBS”) in patients receiving specialized nutritional support when used in conjunction with a recombinant human growth hormone that is approved for this indication. The Company’s indirect wholly‑owned subsidiary, Newfield Nutrition, sells nutritional supplements under the brand name AminoPure through retail stores in multiple states in the United States and via importers and distributors in Japan, Taiwan and South Korea. The Company also owns a minority interest of less than 1% in CellSeed, Inc., a Japanese company listed on the Tokyo Stock Exchange (“CellSeed”), which is engaged in research and development of regenerative medicine products and the manufacture and sale of temperature‑ responsive cell culture equipment.

The Company also is involved in research focused on providing innovative solutions for tissue‑engineering through the development of novel cell harvest methods and three‑dimensional living tissue replacement products for “cell sheet therapy” and regenerative medicine and the future commercialization of such products.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) codified in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain prior period amounts have been reclassified to conform to the current period presentation.

Going concern—The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses of $33.4 million and $21.2 million for the years ended December 31, 2017 and 2016, respectively. In addition, the Company has a significant amount of notes payable and other obligations due within the next twelve months and is projecting that its operating losses and expected capital needs, including the expected costs relating to the commercialization of Endari, will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet the Company’s expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. However, there can be no assurance that the Company will be able to complete any additional equity or debt financings or enter into partnership agreements. Therefore, due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and achieving a profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation—The consolidated financial statements include the accounts of the Company (and its wholly‑owned subsidiary, Emmaus Medical, and Emmaus Medical’s wholly‑owned subsidiaries, Newfield Nutrition, EM Japan, ELSK and EM Europe). All significant intercompany transactions have been eliminated.

Estimates—Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management has estimated the useful lives of equipment and other assets, valuation of intangible assets, along with the variables used to calculate the valuation of stock options and warrants using the Black‑Scholes‑Merton option valuation model.

The various warrants issued by the Company in (i) a private placement in September 2013, (ii) in connection with GPB debt transactions in December 2017 and (iii) replacement warrants issued in June 2014 contain non‑standard anti‑dilution protection and, consequently, are being accounted for as liabilities that are remeasured to fair market value at each reporting period (Note 6). In addition, the remaining initial private placement warrants may now utilize a cashless exercise feature since the shares associated with them were not registered by the one‑year anniversary of their issue. These warrants have now been reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. The initial value as well as the fair value of all such warrants were determined using a Binomial Monte‑Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black‑Scholes‑type option pricing models except that the exercise price resets at certain dates in the future. Actual results could differ from those estimates.

Cash and cash equivalents—Cash and cash equivalents include short‑term securities with original maturities of less than ninety days. The Company maintains its cash and cash equivalents at insured financial institutions, the balances of which may, at times, exceed federally insured limits. Management believes that the risk of loss due to the concentrations is minimal.

Restricted Cash— Restricted cash includes funds that are held in escrow by the lender and restricted as to withdrawal until certain conditions are met. See Note 6 under “Purchase Agreement with GPB.”

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on our consolidated statements of cash flows as of December 31, 2017:

	At December 31,
	2017	2016
Cash and cash equivalents	$15,836,063	$1,317,340
Restricted cash	6,720,000	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$22,556,063	$1,317,340

Inventories—Inventories are valued based on first‑in, first‑out and at the lesser of cost or market value. Work‑in‑process inventories consist of L‑glutamine for the Company’s Endari, AminoPure and NutreStore products that has not yet been packaged and labeled for sale.

All of the raw material purchases during the years ended December 31, 2017 and 2016 were from one vendor. The below table presents inventory by category:

	As of December 31,
Inventories by category	2017	2016
Raw materials and components	$—	$—
Work-in-process	124,801	34,462
Finished goods	500,498	131,747
Total	$625,299	$166,209

Prepaid expenses and other current assets—Prepaid expenses and other current assets consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Prepaid insurance	$132,387	$100,060
Other prepaid expenses and current assets	157,984	29,144
	$290,371	$129,204

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

Advertising cost—Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2017 and 2016 were $59,045 and $35,622, respectively.

Property and equipment—Furniture and fixtures are recorded at historical cost and amortized on a straight‑line basis over their estimated useful lives of 5 to 7 years. Leasehold improvements are recorded at historical cost and amortized on a straight‑line basis over the shorter of their estimated useful lives or the lease terms. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.

Intangibles—The Company’s intangible assets include license issue fees, patent costs relating to license agreements and website development costs. These intangible assets are amortized over a period of 3 to 7 years, the estimated legal life of the patents, economic life of the license agreements and website development costs. The intangible assets are assessed by management for potential impairment on an annual basis. No impairment existed as of December 31, 2017 and 2016.

Impairment of long‑lived assets—The Company evaluates the carrying value of its long‑lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.

If the Company determines that the carrying values of long‑lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to the consolidated statement of comprehensive loss in the period in which the long‑lived asset impairment is determined to have occurred.

Research and development—Research and development consists of expenditures for the research and development of new products and technologies, which primarily involve contract research, payroll‑related expenses, and other related supplies. Research and development costs are expensed as incurred. Intangible assets acquired for research and development purposes are capitalized if they have alternative future use.

Share‑based compensation—The Company recognizes compensation cost for share‑based compensation awards over the service term of the recipients of the share‑based awards. The fair value of share‑based compensation is calculated using the Black‑Scholes‑Merton pricing model. The Black‑Scholes‑Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is calculated using the simplified method allowed under the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The risk‑free rate selected to value any particular grant is based on the U.S. Treasury rate on the grant date that corresponds to the expected term of the award. The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies. These factors could change, affecting the determination of stock‑based compensation expense in future periods.

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

For balance sheet presentation, current deferred tax assets and liabilities within each tax jurisdiction have been offset and presented as a single amount and non‑current deferred tax assets and liabilities within each tax jurisdiction have been offset and presented as a single amount.

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more‑ likely‑than‑not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2017, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

As of December 31, 2017, all federal tax returns since 2014 and state tax returns since 2013 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

Comprehensive income (loss)—Comprehensive income (loss) includes net loss and other comprehensive income (loss). The items of other comprehensive income (loss) for the Company are unrealized gains and losses on marketable securities and foreign translation adjustments relating to its subsidiaries. When the Company realizes a gain or loss on marketable securities for which an unrealized gain or loss was previously recognized, a corresponding reclassification adjustment is made to remove the unrealized gain or loss from accumulated other comprehensive income and reflect the realized gain or loss in current operations.

Marketable securities— The Company’s marketable securities consist of four securities; (a) 39,250 shares of capital stock of CellSeed, Inc. (“CellSeed”) which are part of 147,100 shares acquired in January 2009 for ¥100,028,000 Japanese Yen (JPY) (equivalent to $1.1 million USD), at ¥680 JPY per share; (b) 849,744 shares of capital stock of KPM Tech Co., Ltd. (“KPM”) which were acquired in October 2016 for ₩14,318,186,400 South Korean Won (KRW) (equivalent to $13 million USD) at ₩16,850 KRW per share; (c) 271,950 shares of capital stock of Hanil Vacuum Co., Ltd. (“Hanil”) which were acquired in October 2016 for ₩1,101,397,500 KRW (equivalent to $1 million USD) at ₩4,050 KRW per share; and (d) 6,643,559 shares of capital stock of Telcon, Inc. (“Telcon”) which were acquired in July 2017 for ₩36,001,446,221 KRW (equivalent to $31.8 million USD) at ₩5,419 KRW per share. As of December 31, 2017 and December 31, 2016, the closing price per share for CellSeed on the Tokyo Stock Exchange was ¥462 JPY ($4.10 USD) and ¥536 JPY ($4.58 USD), respectively, the closing price per share for KPM on the Korean Securities Dealers Automated Quotations (“KOSDAQ”) was ₩1,625 KRW ($1.52 USD) after 1-for-5 reverse stock split effective June 28, 2017 and ₩14,600 KRW ($12.08 USD), respectively, the closing price per share for Hanil on KOSDAQ was ₩2,830 KRW ($2.65 USD) and ₩2,895 KRW ($2.40 USD), respectively. As of December 31, 2017, the closing price per share for Telcon on KOSDAQ was ₩14,900 KRW ($13.95 USD).

As of December 31, 2017, 39,250 shares of CellSeed stock are pledged to secure a $300,000 convertible note issued to Mitsubishi UFJ Capital III Limited Partnership that is due on demand and are classified as current assets, as marketable securities, pledged to creditor.

Loss on debt settlement—The Company records loss on debt settlement when the Company’s common stocks are issued in settlement for non-convertible debt and its accrued interest. During the year ended December 31, 2017 and 2016, the Company recorded a loss on debt settlement of $0 and $266,736, respectively.

Foreign Currency Translation—The Company’s reporting currency is the U.S. dollar. The Yen, Korean Won, and the Euro are the functional currencies of its subsidiaries, EM Japan, ELSK and EM Europe, respectively, as they are the primary currencies within the economic environments in which EM Japan, ELSK and EM Europe operate. Assets and liabilities of their operations are translated into U.S. dollars at period‑end exchange rates, and revenues and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are reported in other comprehensive income or loss.

Financial Instruments—Financial instruments included in the financial statements are comprised of cash and cash equivalents, restricted cash, short‑term marketable securities pledged to creditor, long-term investment at cost, accounts receivable, warrant derivative liabilities, accounts payable, certain accrued liabilities, convertible notes, promissory notes and other contingent liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short‑term nature of those instruments.

Other long-term liabilities—Other long-term liabilities consisted of the following at December 31, 2017 and 2016:

	At December 31,
	2017	2016
Trade discount	$31,841,500	$—
Unearned revenue	5,000,000	—
Other long-term liabilities	10,790	—
Total other long-term liabilities	$36,852,290	$—

The Company entered into an API Supply Agreement (the “API Agreement”) with Telcon pursuant to which Telcon advanced to the Company approximately ₩36.0 billion KRW (approximately $31.8 million USD) in consideration as an advance trade discount to supply 25% of the Company’s requirements for bulk containers of pharmaceutical grade L-glutamine (“PGLG”) for a term of five years with 10 one-year renewal periods for a maximum of 15 years. The agreement will automatically renew unless terminated by either party in writing. The agreement does not include yearly purchase commitments or margin guarantees. The advance trade discount shall be applied against purchases made by the Company from Telcon over the life of the agreement.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at December 31, 2017 and 2016. The fair value of the Company’s debt instruments is not materially different from their carrying values as presented. The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 5.

The Company issued warrants in (i) a private placement in September 2013, (ii) in connection with GPB debt transactions in December 2017 and (iii) replacement warrants issued in June 2014 contain nonstandard anti-dilution protection and, consequently, are being accounted for as liabilities that are remeasured to fair market value at each reporting period (Note 6). Such warrants and replacement warrants contain non‑standard anti‑dilution protection, and consequently, are accounted for as liabilities measured at fair value on a recurring basis, whose fair value is determined using Level 3 inputs. In addition, the remaining initial private placement warrants may now utilize a cashless exercise feature since the shares associated with them were not registered by the one‑year anniversary of their issue. These warrants have now been reclassified from liability classified warrants to warrant derivative liabilities and continue to be remeasured at fair value each reporting period.

The Level 3 inputs in the valuation of warrants include expected term and expected volatility.

The following tables present the activity for those items measured at fair value on a recurring basis using Level 3 inputs during 2017 and 2016:

	Year ended December 31,
Warrant Derivative Liabilities—Stock Purchase Warrants	2017	2016
Balance, beginning of period	$10,600,000	$7,863,000
Reclassification from liability classified warrants	—	—
Change in fair value included in the statement of comprehensive income (loss)	15,777,000	2,737,000
Balance, end of period	$26,377,000	$10,600,000

The value of warrant derivative liability and the change in fair value of warrant derivative liability were determined using a Binomial Monte‑Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black‑Scholes‑type option pricing models except that the exercise price resets at certain dates in the future. The values as of December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	Initial Value
Stock price	$11.40	$6.00	$4.70	$4.90	$3.60	$3.60
Risk‑free interest rate	1.62%	1.09%	1.23%	1.38%	1.75%	1.72%
Expected volatility (peer group)	55.80%	68.30%	64.10%	71.50%	63.20%	72.40%
Expected life (in years)	0.70	1.70	2.70	3.70	4.70	5.00
Expected dividend yield	—	—	—	—	—	—
Number outstanding	3,320,501	3,320,501	3,320,501	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$—	$—	$—	$3,206,000	$6,517,000	$7,541,000
Warrant derivative liabilities	$26,377,000	$10,600,000	$7,863,000	$6,520,000	$—	$—

The following table presents warrants issued in conjunction with Purchase Agreement with GPB (see Note 6) measured at fair value as of December 31, 2017:

	Year ended December 31, 2017
Liability Instrument—GPB	Warrants	Embedded Conversion Option
Balance, beginning of period	$—	$—
Fair value at issuance date	1,882,000	1,289,000
Change in fair value included in the statement of comprehensive income (loss)	—	—
Balance, end of period	$1,882,000	$1,289,000

The Company evaluated the warrant and embedded conversion option as well as the embedded put options in the debt agreement and warrant under ASC 815-40 and ASC 815-15-25-1, respectively, and concluded that the warrant and embedded conversion and contingently exercisable put options are required to be separately recognized at fair value as a liability and derivative liability, respectively as of December 31, 2017. Moreover, any changes in the fair value of the warrant liability and the derivative bifurcated option liability shall be recognized in earnings.

Debt and Related Party Debt—The Company accounts for the proceeds from the issuance of convertible notes payable with detachable stock purchase warrants and embedded conversion features in accordance with FASB ASC 470‑ 20,

Debt with Conversion and Other Options. Under FASB ASC 470‑20, the proceeds from the issuance of a debt instrument with detachable stock purchase warrants shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is accounted for as additional paid‑in capital and the remaining proceeds are allocated to the debt instrument, which results in a discount to debt that is amortized and charged as interest expense over the term of the note agreement. Additionally, pursuant to FASB ASC 470‑20, the intrinsic value of the embedded conversion feature of the convertible notes payable is included in the discount to debt and amortized and charged to interest expense over the term of the note agreement. The following table presents the effective interest rates on the original loan principal amount for loans originated in the respective periods that either had a beneficial conversion interest or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2016 convertible notes payable	Due on demand - 2 years	10%	$10,866,291	$3.50 - $4.50	$3,196,544	$75,000	$4.70	$161,658	14% - 102%
2017 convertible notes payable	Due on demand - 3 years	10% - 13.5%	36,113,296	$3.50 - $10.31	11,678,725	240,764	$10.80	1,882,000	10% - 110%
			$46,979,587		$14,875,269	$315,764		$2,043,658

Related party notes are disclosed as separate line items in the Company’s balance sheet presentation.

Net loss per share—In accordance with FASB ASC Topic 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is computed in a manner similar to the basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2017 and 2016, there were 18,228,246 and 15,462,936 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti‑dilutive for all periods presented.

Recent accounting pronouncements— In January 2016, the FASB issued ASU No. 2016‑01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments applicable to the Company in this Update (1) supersede the guidance to classify equity securities, except equity method securities, with readily determinable fair values into trading or available‑for‑sale categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income, (2) allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment, (3) require assessment for impairment of equity investments without readily determinable fair values qualitatively at each reporting period, (4) eliminate the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to marketable securities in combination with the entity’s other deferred tax assets. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. The amendments should be applied by means of a cumulative‑effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The impact of the adoption of the amendments in this Update will depend on the amount of equity securities and financial instruments subject to the amendments in this Update held by the Company at the time of adoption.

In February 2016, the FASB issued ASU No. 2016‑02, Leases. The amendments in this Update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right‑of‑use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight‑line basis over the lease term. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the amendments in this Update on the Company’s consolidated financial position and results of operations; however, adoption of the amendments in this Update are expected to be material for most entities who have a material lease with a term of greater than twelve months.

In April 2016, the FASB issued ASU 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016‑10”). The amendments in ASU 2016‑10 clarify identification of performance obligations and licensing implementation. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: For public companies, this Update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact that the implementation of ASU 2016‑10 will have on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016‑15”). ASU 2016‑15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero‑coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate‑owned life insurance policies, including bank‑owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2016‑15 will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has early adopted this ASU and applied the amendments on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017‑01”). ASU 2017‑01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, the ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating this new Update.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The ASU also requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently assessing the impact the adoption of ASU 2018-02 will have on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”). The amendments in this Update (1) clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer, (2) clarify that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place, (3) clarify that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities, (4) clarify that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives, or 825- 10, Financial Instruments— Overall, (5) clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability, and then both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates, (6) clarify that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU 2016-01 is meant only for instances in which the measurement alternative is applied. For public business entities, ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in ASU 2016-01. The impact of the adoption of the amendments in this Update will depend on the amount of equity securities and financial instruments subject to the amendments in this Update held by the Company at the time of adoption.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	12/31/2017	12/31/2016
Equipment	$225,615	$175,410
Leasehold improvements	61,054	30,804
Furniture and fixtures	74,090	74,760
Sub total	360,759	280,974
Less: accumulated depreciation	(255,457)	(227,244)
Total	$105,302	$53,730

During the years ended December 31, 2017 and 2016, depreciation expense was $32,379 and $15,279, respectively.

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	12/31/2017	12/31/2016
Accounts payable:
Regulatory fees	$715,999	$—
Clinical and regulatory expenses	116,736	145,239
Commercialization consulting fees	40,000
Legal expenses	87,701	43,700
Consulting fees	143,038	99,800
Accounting fees	67,293	65,267
Selling expenses	35,383	60,724
Investor relations and public relations expenses	55,526	19,931
Other vendors	337,960	41,640
Total accounts payable	1,599,636	476,301
Accrued interest payable, related parties	318,120	274,851
Accrued interest payable	1,449,154	1,441,450
Accrued expenses:
Wages and payroll taxes payable	1,711,541	98,566
Deferred salary	291,667	291,667
Paid vacation payable	186,978	196,956
Other accrued expenses	138,214	421,363
Total accrued expenses	2,328,400	1,008,552
Total accounts payable and accrued expenses	$5,695,310	$3,201,154

NOTE 5—NOTES PAYABLE

Notes payable consisted of the following at December 31, 2017 and 2016:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding December 31, 2017	Discount Amount December 31, 2017	Carrying Amount December 31, 2017	Shares Underlying Notes December 31, 2017	Principal Outstanding December 31, 2016	Discount Amount December 31, 2016	Carrying Amount December 31, 2016	Shares Underlying Notes December 31, 2016
Notes payable
2013	10%	Due on demand	—	$887,600	$—	$887,600	—	$854,900	$—	$854,900	—
2015	10%	Due on demand	—	—	—	—	—	2,406,194	—	2,406,194	—
2016	10 - 11%	Due on demand	—	833,335	—	833,335	—	833,335	—	833,335	—
2017	5 - 11%	Due on demand	—	6,150,208	—	6,150,208	—	—	—	—	—
				$7,871,143	$—	$7,871,143	—	$4,094,429	$—	$4,094,429	—

		Current		$7,871,143	$—	$7,871,143	—	$4,094,429	$—	$4,094,429	—
		Long-term		$—	$—	$—	—	$—	$—	$—	—
Notes payable-related party
2012	8%	Due on demand	—	$—	$—	$—	—	$500,000	$—	$500,000	—
2013	8%	Due on demand	—	—	—	—	—	50,000	—	50,000	—
2015	11%	Due on demand	—	310,000	—	310,000	—	514,340	—	514,340	—
2016	10% - 11%	Due on demand	—	810,510	—	810,510	—	860,510	—	860,510	—
2017	10%	Due on demand	—	915,751	—	915,751	—	—	—	—	—
				$2,036,261	$—	$2,036,261	—	$1,924,850	$—	$1,924,850	—

		Current		$2,036,261	$—	$2,036,261	—	$1,924,850	$—	$1,924,850	—
		Long-term		$—	$—	$—	—	$—	$—	$—	—

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding December 31, 2017	Discount Amount December 31, 2017	Carrying Amount December 31 2017	Shares Underlying Notes December 31, 2017	Principal Outstanding December 31, 2016	Discount Amount December 31, 2016	Carrying Amount December 31 2016	Shares Underlying Notes December 31, 2016
Convertible notes payable
2011	10%	5 years	$3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$3.05 - $3.60	486,878	—	486,878	168,766	452,168	—	452,168	152,986
2015	10%	2 years	$4.50	—	—	—	—	2,904,800	104,389	2,800,411	889,115
2016	10%	Due on demand - 2 years	$3.50 - $4.50	1,516,329	83,298	1,433,031	441,048	8,126,129	1,475,744	6,650,385	2,193,687
2017	10% - 13.5%	Due on demand - 3 years	$3.50 - $10.31	36,113,296	11,232,423	24,880,873	5,357,488	—	—	—	—
				$38,416,503	$11,315,721	$27,100,782	6,065,587	$11,783,097	$1,580,133	$10,202,964	3,334,073

		Current		$12,860,912	$5,835,910	$7,025,002	3,449,984	$10,499,303	$1,294,296	$9,205,007	2,984,161
		Long-term		$25,555,591	$5,479,811	$20,075,780	2,615,603	$1,283,794	$285,837	$997,957	349,912
Convertible notes payable-related party
2012	10%	Due on demand	$3.30	$200,000	$—	$200,000	68,122	$254,000	$—	$254,000	94,532
2015	10%	2 years	$4.50	200,000	—	200,000	53,905	220,000	—	220,000	54,463
				$400,000	$—	$400,000	122,027	$474,000	$—	$474,000	148,995

		Current		$400,000	$—	$400,000	122,027	$474,000	$—	$474,000	148,995
		Long-term		$—	$—	$—	—	$—	$—	$—	—
		Grand Total		$48,723,907	$11,315,721	$37,408,186	6,187,614	$18,276,376	$1,580,133	$16,696,243	3,483,068

The average stated interest rate of notes payable for the years ended December 31, 2017 and 2016 was 11% and 10%, respectively. The average effective interest rate of notes payable for the years ended December 31, 2017 and 2016 was 24% and 23% respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company’s common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $10.31 per share. Certain notes with a $4.50 and a $10.00 stated conversion price in the second year of their two‑year term are subject to automatic conversion into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	December 31, 2017
2018	$23,168,316
2019	5,555,591
2020	20,000,000
Total	$48,723,907

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

The fair value of the warrants issued in conjunction with notes was determined using the Black‑Scholes‑Merton option pricing model with the following inputs for the years ended:

	2017	2016
Stock price	$11.40	$5.00
Exercise price	$10.80	$4.50 ‑ 4.70
Term	5 years	5 years
Risk‑free interest rate	2.20%	1.01 ‑ 1.28%
Expected dividend yield	—	—
Expected volatility	70.0%	65.4 ‑ 69.6%

In situations where the debt included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on the pro‑rata fair value.

NOTE 6—STOCKHOLDERS’ DEFICIT

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

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non‑standard anti‑dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of December 31, 2017. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then‑outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid‑in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share. The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte‑Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of December 31, 2016. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then‑outstanding 1,095,465 replacement warrants with fair value of $2,545,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

As of December 31, 2017 and 2016, the aggregate fair value of the Private Placement warrants, replacement warrants, and the Broker Warrants were $26,377,000 and $10,600,000, respectively (see Note 2). For further details regarding registration rights associated with the Private Placement warrants, replacement warrants, and Broker Warrants, see the Registration Rights section below in this footnote.

Purchase Agreement with GPB—On December 29, 2017, the Company entered into the Purchase Agreement with GPB, pursuant to which the Company issued to GPB a $13,000,000 principal amount senior secured convertible promissory note (the “Initial Note”) for an aggregate purchase price of $12,480,000. The Initial Note was issued with a 4.0% original issue discount. Capitalized terms not defined herein have the definitions given to them in the Purchase Agreement.

The Initial Note, which matures on December 29, 2020 (the “Maturity Date”), initially provides for monthly payments of interest, which accrues at the rate of 12.5% per annum. In addition, the Initial Note also provides for an annual payment of paid in kind interest at the rate of 1.0% per annum. Beginning on the 30th month after the issuance of the Initial Note, the Company is required to make monthly principal payments in an amount equal to 5% of the original principal amount.

The Initial Note (including accrued and unpaid interest) may be prepaid, in whole or in part, at any time prior to the Maturity Date, upon twenty (20) days’ prior written notice; provided, however, that during such notice period, GPB may exercise its conversion rights described below in whole or in part. Upon a prepayment, in whole or in part, the Company shall pay GPB an additional success fee equal to (a) 2% of any such payment if such payment is paid prior to the 24th-month anniversary of the Original Issue Date or (b) 3% of any such payment if such amount is paid on or after the 24th-month anniversary of the Original Issue Date, inclusive of the Maturity Date.

The Initial Note is convertible at any time, in whole or in part, at GPB’s option, into shares of the Company’s Common Stock (“Company Shares”) at a conversion price of $10.31 per Company Share, with customary adjustments for stock splits, stock dividends and other recapitalization events and anti-dilution provisions set forth in the Initial Note. If the Company effects a public listing of Common Stock for trading on any market, whether through a direct listing application or merger transaction, at price per share of Common Stock which is below the conversion price, the conversion price shall be subject to a one-time adjustment to a 10% premium to such public listing price. The Initial Note (a) provides for customary affirmative and negative covenants, including restrictions on the Company incurring subsequent debt, and (b) contains customary event of default provisions with a default interest rate of the lesser of 17.5% for the cash interest or the maximum rate permitted by law. Upon the occurrence of an event of default, GPB may require the Company to redeem the Initial Note at 120% of the then outstanding principal balance plus any accrued and unpaid interest thereon. Subject to certain limited exceptions, the Initial Note is secured by a lien on all of the assets of the Company and its subsidiaries, including the intellectual property of the Company and its subsidiaries, pursuant to a security agreement entered into among the Company and its subsidiaries and GPB (the “Security Agreement”) and an intellectual property security agreement entered into among the Company and its subsidiaries and GPB (“IP Security Agreement”). Subsidiaries of the Company also entered into a guaranty agreement (the “Guaranty Agreement”) pursuant to which the subsidiaries have guaranteed all obligations of the Company to GPB.

Pursuant to the Purchase Agreement, in connection with the Initial Note, the Company issued to GPB a warrant (the “Initial Warrant”) that allows GPB to purchase Company Shares with a value of approximately 20% of the face amount of the Initial Note at an exercise price of $10.80 per Company Share, with customary adjustments for stock splits, stock dividends and other recapitalization events and anti-dilution provisions set forth in the Initial Warrant. If the Company effects a public listing of Common Stock for trading on any securities market or exchange, whether through a direct listing application or merger transaction, at a price per share less than the exercise price, the exercise price will be adjusted on a one-time basis to a 10% premium to the dilutive issuance price and the number of shares issuable under the Initial Warrant will be increased on a full ratchet basis. The Initial Warrant is exercisable six months after issuance and has a term of five years after the initial exercise date.

The Purchase Agreement provides for the issuance of up to three additional notes by the Company: (i) the Escrow Note, with a principal amount of $7,000,000 with a purchase price of $6,720,000 (4% original issue discount), (ii) the Second Note, with a principal amount of $5,000,000 with a purchase price of $4,800,000 (4% original issue discount) and the Third Note, with a principal amount of $5,000,000 with a purchase price of $4,800,000 (4% original issue discount) (collectively with the Initial Note, the “Notes”). These additional Notes are issuable upon the satisfaction of certain conditions by the Company related to perfection of GPB’s security interest in foreign subsidiary assets and meeting revenue goals. The interest rate, payment terms, conversion rights, events of default and other terms and conditions of the Escrow Note, Second Note and Third Note will be substantially the same as those of the Initial Note. Pursuant to the Purchase Agreement, upon issuance of each additional Note after the Initial Note, the Company is required to issue additional warrants with terms substantially similar to the terms of the Initial Warrant (collectively with the Initial Warrant, the “Warrants”).

GPB also has a right of participation for any Company offering, financing or debt issuance for 36 months after December 29, 2017. The Company is required to maintain a 6-month interest reserve. In addition, subject to limited exceptions, GPB will not have the right to convert any portion of the Notes or exercise the Warrants if GPB, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation may be adjusted upon not less than 61 days’ prior notice to the Company, provided that such Beneficial Ownership Limitation in no event shall exceed 9.99%.

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company has agreed to file a registration statement with SEC relating to the offer and sale by GPB of the Company Shares underlying the Notes and Warrants. The Company is required to file a registration statement within one hundred eighty (180) days of closing of a public listing of the Company’s Common Stock for trading on any national securities exchange (excluding any over-the-counter market), whether through a direct listing application or merger transaction. The Company is required to have the registration statement become effective on the earlier of (A) the date that is two-hundred and forty (240) days following the later to occur of (i) the date of closing of the public listing or (ii) or in the event the registration statement receives a “full review” by the Commission, the date that is 300 days following the date of closing of the public listing, or (B) the date which is within three (3) business days after the date on which the Commission informs the Company (i) that the Commission will not review the registration statement or (ii) that the Company may request the acceleration of the effectiveness of the registration statement. If the Company does not effect such registration within that period of time, it will be required to pay GPB certain late payments specified in the Registration Rights Agreement.

A summary of outstanding warrants as of December 31, 2017 and 2016 is presented below.

	Year ended	Year ended
	December 31, 2017	December 31, 2016
Warrants outstanding, beginning of period	5,024,668	3,530,918
Granted	240,764	1,493,750
Exercised	—	—
Cancelled, forfeited and expired	—	—
Warrants outstanding, end of period	5,265,432	5,024,668

A summary of outstanding warrants by year issued and exercise price as of December 31, 2017 is presented below.

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
At December 31, 2013
	$3.30	50,000	0.33	$3.30	50,000	$3.30
	$3.50	2,225,036	0.70	$3.50	2,225,036	$3.50
	2013 total	2,275,036			2,275,036
At December 31, 2014
	$3.50	1,145,465	0.72	$3.50	1,145,465	$3.50
	2014 Total	1,145,465			1,145,465
At December 31, 2015
	$4.90	110,417	2.18	$4.90	110,417	$4.90
	2015 Total	110,417			110,417
At December 31, 2016
	$4.50	118,750	3.50	$4.50	118,750	$4.50
	$4.70	75,000	3.33	$4.70	75,000	$4.70
	$5.00	1,300,000	3.36	$5.00	1,300,000	$5.00
	2016 Total	1,493,750			1,493,750
At December 31, 2017
	$10.80	240,764	5.50	$10.80	240,764	$10.80

	Grand Total	5,265,432			5,265,432

Stock options—The 2011 Stock Incentive Plan, which is shareholder‑approved, permits grants of incentive stock options to employees, including executive officers, and other share‑based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. On February 28, 2013, the number of shares of common stock authorized for issuance under the 2011 Stock Incentive Plan was increased from 3,000,000 shares to 6,000,000 shares. On July 14, 2014, the number of shares of common stock authorized for issuance under the 2011 Stock Incentive Plan was increased from 6,000,000 shares to 9,000,000 shares. Options granted under the 2011 Stock Incentive Plan expire 10 years after grant. Options granted to directors vest in quarterly installments, and all other option grants vest over a minimum period of three years, all based on continuous service with the Company.

Management has valued stock options at their date of grant utilizing the Black‑Scholes‑Merton Option pricing model. The fair value of the underlying shares was determined by the market value of stock of similar companies and recent arm’s length transactions involving the sale of the Company’s common stock. The expected volatility was calculated using the historical volatility of a similar public entity in the industry through August 2013 and a group of similar public entities thereafter. The following table presents the assumptions used on recent dates on which options were granted by the Board of Directors.

	12/31/2017	5/10/2016	1/14/2016
Stock Price	$11.40	$5.00	$4.70
Exercise Price	$11.40	$5.00	$4.70
Term	10 years	10 years	10 years
Risk-Free Rate	2.27%	1.36%	1.70%
Dividend Yield	—	—	—
Volatility	68.18%	65.55%	64.14%

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

The risk‑free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.

During the year ended December 31, 2017, 50,000 options were granted by the Company’s Board of Directors to a consultant. These options vested immediately, have an exercise price of $11.40 per share and are exercisable through 2027. During the year ended December 31, 2016, the Company’s Board of Directors granted 2,596,200 options to its officers, directors and employees. Of these options, 300,000 granted to its directors will vest in equal one‑third installments on each of the first three anniversaries of the grant date, have an exercise price of $4.70 per share and are exercisable through 2026. The remaining 2,296,200 options will vest as follows: one‑third (1/3) will vest on the first anniversary of the grant date, and the remaining two‑thirds (2/3) will vest in twenty‑four approximately equal monthly installments over a period of two years thereafter, except for 300,000 options granted to its directors which will vest in equal one‑third installments over three years starting May 10, 2017. These options have an exercise price of $5.00 per share and are exercisable through 2026. As of December 31, 2017, there were 6,775,200 options outstanding under the 2011 Stock Incentive Plan.

A summary of the Company’s stock option activity for the years ended December 31, 2017 and 2016 is presented below.

	December 31, 2017		December 31, 2016
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	6,955,200	$4.10	4,753,335	$3.68
Granted or deemed issued	50,000	$11.40	2,596,200	$—
Exercised	(11,895)	$4.19	(15,866)	$3.60
Cancelled, forfeited and expired	(218,105)	$4.98	(378,469)	$3.91
Options outstanding, end of period	6,775,200	$4.12	6,955,200	$4.10
Options exercisable at end of year	5,604,439	$3.95	4,372,667	$3.59
Options available for future grant	2,224,800		2,044,800

During the years ended December 31, 2017 and 2016, the Company recognized $5.1 million and $3.3 million, respectively, of share‑based compensation cost arising from stock option grants. As of December 31, 2017, there was $3.6 million of total unrecognized compensation cost related to unvested share‑based compensation arrangements granted under the 2011 Stock Incentive Plan. That cost is expected to be recognized over the weighted average remaining period of 1.3 years.

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

If the shares of common stock underlying these warrants to purchase 3,320,501 shares are not registered for resale at the time of exercise, and the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of December 31, 2017, based on a fair market value of a share of Company common stock of $11.40 and 3,320,501 warrants issued and outstanding and eligible for cashless exercise, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 2,301,049 shares. If the fair market value of a share of Company common stock were to increase by $1.00 from $11.40 to $12.40, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 2,383,263 shares as of December 31, 2017.

The Company has not yet filed a registration statement with respect to the resale of the Registrable Securities. The Company believes that it has used commercially reasonable efforts to file a registration statement with respect to the resale of Registrable Securities.

Korean Private Placement—On September 12, 2016, the Company entered into Letter of Agreement with KPM and Hanil, both Korean‑based public companies whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In the Letter of Agreement, the parties agreed that KPM and Hanil would purchase by September 30, 2016 $17 million and $3 million, respectively, of shares of our common stock at a price of $4.50 per share. In exchange, the Company agreed to invest $13 million and $1 million in future capital increases by KPM and Hanil, respectively, at prices based upon the trading prices of KPM and Hanil shares on KOSDAQ. The Letter of Agreement contemplates that KPM and Hanil may purchase additional shares of our common stock in a second transaction to be mutually agreed upon by the parties. In connection with the Letter of Agreement, KPM and Hanil entered into our standard form subscription agreement with respect to their purchase of shares which contains customary representations and warranties of the parties.

On September 29, 2016, KPM and Hanil purchased and acquired from the Company 3,777,778 shares and 666,667 shares, respectively, of common stock at a price of $4.50 a share for $17 million and $3 million, respectively, for a gross total of $20 million. The Company recognized $720,000 as a reduction to its additional paid‑in‑capital for fees and commissions payable by the Company in connection with the transaction.

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

The note holders of a total of $622,384 of principal and accrued interest on non‑convertible notes participated in the offer. Under the guidance of ASC 405‑20, the Company de‑recognized the principal and accrued interest on these non‑convertible notes in consideration for issuing Company common stock. As a result of delivering its common stock to the holders of these non‑convertible notes holders, the Company concluded that it has satisfied and is released from its legal obligation for the notes. The fair value of the common stock provided as consideration was $889,120 whereas the face value of the principal and accrued interest was $622,384, resulting in a loss on the debt settlement of $266,736 charged in full against the earning during the year ended December 31, 2016.

NOTE 7—INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31:

	2017	2016
Current U.S.	$2,400	$2,400
International	833	1,293
Deferred U.S.	(12,306,343)	—
International	—	—
	$(12,303,110)	$3,693

A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Deferred tax assets consist of the following as of December 31, 2017 and 2016:

	2017	2016
Net operating loss carryforward	$15,086,163	$20,881,231
General business tax credit	8,911,700	7,504,146
Stock options	3,583,299	7,633,468
Charitable contribution	38,128	56,617
Accrued expenses	229,105	384,690
Other	29,855	412,630
Total gross deferred tax assets	27,878,250	36,872,782
Less valuation allowance	(13,381,045)	(36,740,418)
Net deferred tax assets	$14,497,205	$132,364

Deferred tax liabilities consist of the following as of December 31, 2017 and 2016:

	2017	2016
Unrealized gain on foreign exchange translation and others	$(32,752)	$(83,880)
Unrealized gain on marketable securities	(14,464,453)	(48,484)
Total deferred tax liability	$(14,497,205)	$(132,364)

During 2017, the valuation allowance decreased by $23,359,373 and during 2016, the valuation allowance increased by $6,623,676, respectively.

As of December 31, 2017 and 2016, the Company had net operating loss carryforwards for federal reporting purposes of approximately $64,622,000 and $52,136,000, which are available to offset future federal taxable income, if any, through 2037. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $57,937,000 and $50,457,000 respectively, which expire in various years through 2037. The utilization of our net operating losses could be subject to an annual limitation as a result of certain past and future events, such as acquisition or other significant equity events, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization. As of December 31, 2017 and 2016, the Company has general business tax credits of $8,912,000 and $7,504,000, respectively, for federal tax purposes. The tax credits are available to offset future tax liabilities, if any, through 2027.

The income tax provision differs from that computed using the statutory federal tax rate of 21%, due to the following:

	2017	2016
Tax benefit at statutory federal rate	$(15,496,876)	$(7,481,009)
State taxes, net of federal tax benefit	(398,315)	(695,697)
Increase in valuation allowance	(8,943,404)	6,640,524
Permanent items	9,521,184	3,633,702
General business tax credit	(1,407,553)	(993,983)
Impact from tax rate change (34% to 21%)	10,210,183	—
OCI, tax benefit	(12,306,343)	—
Other	6,518,014	(1,099,844)
	$(12,303,110)	$3,693

As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits, and the Company had no position which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements. As of December 31, 2017, all federal tax returns since 2014 and state tax returns since 2013 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

Tax Reform—On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 to be accounted for in this period of enactment in accordance with its understanding of the Act and guidance available as of the date of this filing.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Distribution contract—Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008. For these services, the Company pays a monthly commercialization management fee of $4,500.

Operating leases—The Company leases its office space under operating leases with unrelated entities. The rent expense during the years ended December 31, 2017 and 2016 amounted to $563,382 and $598,716, respectively.

Future minimum lease payments under the agreements are as follows:

Year	Amount
2018	$397,100
2019	687,032
2020	611,012
2021	626,545
2022	646,047
Thereafter	777,344
Total	$3,745,080

NOTE 9—RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding as of the date hereof or at any time during the year ended December 31, 2017.

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2017	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes December 31, 2017
Current, Promissory note payable to related parties:
	Hope Hospice (1)	8%	1/17/2012	Due on Demand	$—	$200,000	$200,000	$7,331	—	—
	Hope Hospice (1)	8%	6/14/2012	Due on Demand	—	200,000	200,000	14,762	—	—
	Hope Hospice (1)	8%	6/21/2012	Due on Demand	—	100,000	100,000	7,249	—	—
	Hope Hospice (1)	8%	2/11/2013	Due on Demand	—	50,000	50,000	1,559	—	—
	Hope Hospice (1)	10%	1/7/2015	Due on Demand	—	100,000	100,000	28,630	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	2/20/2015	Due on Demand	10,000	10,000	—	—	—	—
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on Demand	300,000	300,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	5/21/2015	Due on Demand	—	826,105	94,339	61,829	—	—
	Lan T. Tran (2)	11%	2/10/2016	Due on Demand	130,510	130,510	—	—	—	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on Demand	400,000	400,000	—	—	—	—
	Hope Hospice (1)	10%	4/4/2016	Due on Demand	—	50,000	50,000	8,110	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	5/5/2016	Due on Demand	10,000	10,000	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250,000	250,000	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	12,000	12,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	903,751	903,751	—	—	—	—
				Subtotal	$2,036,261	$3,562,366	$794,339	$129,470		—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$200,000	$388,800	$188,800	$57,886	$3.30	68,122
	Charles & Kimxa Stark (2)	10%	10/1/2015	2 years	—	20,000	20,000	4,405	$4.50	—
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	$4.50	53,905
				Subtotal	$400,000	$608,800	$208,800	$62,291		122,027
				Total	$2,436,261	$4,171,166	$1,003,139	$191,761		122,027

The following table sets forth information relating to our loans from related persons outstanding as of the date hereof or at any time during the year ended December 31, 2016.

Class	Lender	Interest rate	Date of loan	Term of Loan	Principal Amount Outstanding at December 31, 2016	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at December 31, 2016
Current, Promissory note payable to related parties:
	Hope Hospice (1)	8%	1/17/2012	Due on Demand	$200,000	$200,000	$—	$20,000	—	—
	Hope Hospice (1)	8%	6/14/2012	Due on Demand	200,000	200,000	—	20,000	—	—
	Hope Hospice (1)	8%	6/21/2012	Due on Demand	100,000	100,000	—	10,000	—	—
	Hope Hospice (1)	8%	2/11/2013	Due on Demand	50,000	50,000	—	5,000	—	—
	Hope Hospice (1)	10%	1/7/2015	Due on Demand	100,000	100,000	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2015	Due on Demand	10,000	10,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	2/20/2015	Due on Demand	10,000	10,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	5/21/2015	Due on Demand	94,340	826,105	731,765	47,822	—	—
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on Demand	300,000	300,000	—	—	—	—
	Lan T. Tran (2)	11%	2/10/2016	Due on Demand	130,510	130,510	—	—	—	—
	Hideki & Eiko Uehara (4)	11%	2/15/2016	Due on Demand	—	133,333	133,333	12,226	$3.50	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on Demand	400,000	400,000	—	—	—	—
	Hope Hospice (1)	10%	4/4/2016	Due on Demand	50,000	50,000	—	-	—	—
	Willis C. Lee (2)(3)	10%	4/8/2016	Due on Demand	—	79,700	79,700	1,288	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	5/5/2016	Due on Demand	10,000	10,000	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250,000	250,000	—	—	—	—
				Subtotal	$1,924,850	$2,869,648	$944,798	$116,336		—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$254,000	$388,800	$134,800	$27,824	$3.30	94,532
	Charles & Kimxa Stark (2)	10%	10/1/2015	2 years	20,000	20,000	—	—	$4.50	5,002
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	$4.50	49,461
				Subtotal	$474,000	$608,800	$134,800	$27,824		148,995

				Total	$2,398,850	$3,478,448	$1,079,598	$144,160		148,995
(1)	Dr. Niihara, who is the Company’s CEO, is also the CEO of Hope Hospice.
(2)	Officer
(3)	Director
(4)	Family of Officer/Director

NOTE 10—GEOGRAPHIC INFORMATION

For the years ended December 31, 2017 and 2016, the Company earned revenue from countries outside of the United States as outlined in the table below.

Country	Revenue for the year ended December 31, 2017	% of Total Revenue for the year ended December 31, 2017	Revenue for the year ended December 31, 2016	% of Total Revenue for the year ended December 31, 2016
Japan	$148,989	28%	$160,543	35%
Taiwan	264,928	51%	220,397	48%

The Company did not have any significant currency translation or foreign transaction adjustments during the years ended December 31, 2017 and 2016.

NOTE 11—SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2017, the Company issued the following:

Notes Issued after December 31, 2017	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible notes	$15,087,200	10%	2 Years	$10.00

Common Shares Issued after December 31, 2017	Amounts	Number of Shares Issued
Common shares	$275,000	25,000

On February 28, 2018, the Company made a full prepayment of the Initial Note in the original principal amount of $13,000,000 that the Company had obtained from GPB pursuant to the Purchase Agreement dated as of December 29, 2017. Capitalized terms not defined herein have the definitions given to them in the Purchase Agreement. Upon such prepayment, the Purchase Agreement and the Company’s obligations under the Transaction Documents entered into pursuant to the Purchase Agreement were terminated, except for the Initial Warrant and a Registration Rights Agreement pursuant to which the Company has agreed to file a registration statement with SEC relating to the shares to be issued under the Initial Warrant. The escrow agent canceled the escrow account, releasing the escrow funds to GPB and releasing the Escrow Note to the Company.

The Company paid an aggregate amount of $13,409,348 in prepayment of the Loan, which included a success fee of $260,448.

On March 29, 2018, the Company entered into a Securities Repurchase Agreement with Sarissa Capital under which the Company has repurchased from Sarissa Capital 700,000 shares of Company’s common stock and common stock purchase warrants to purchase up to 800,000 shares of Company’s common stock for a cash price of $7.5 million.

The Securities Repurchase Agreement contains customary representations and warranties of the parties.