Form 10-Q
period 2018-03-31
EMMAUS LIFE SCIENCES, INC.
filed 2018-05-15
CIK 1420031

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The registrant had 34,918,822 shares of common stock, par value $0.001 per share, outstanding as of May 11, 2018.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,113,233	$15,836,063
Restricted cash	—	6,720,000
Accounts receivable	684,927	26,814
Inventories, net	1,008,440	625,299
Investment in marketable securities	104,875,712	99,836,397
Marketable securities, pledged to creditor	657,045	160,925
Prepaid expenses and other current assets	226,998	290,371
Total current assets	112,566,355	123,495,869
PROPERTY AND EQUIPMENT, NET	110,502	105,302
OTHER ASSETS
Long-term investment at cost	565,202	65,520
Intangibles, net	63,840	67,200
Deposits	195,818	111,581
Total other assets	824,860	244,301
Total assets	$113,501,717	$123,845,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,979,176	$5,695,310
Deferred revenue	595,626	—
Deferred rent	—	30,078
Other current liabilities	51,107	10,109
Warrant derivative liabilities	19,491,000	26,377,000
Notes payable, net	4,506,635	7,871,143
Notes payable to related parties, net	2,044,973	2,036,261
Convertible notes payable, net	9,008,600	7,025,002
Convertible notes payable to related parties, net	400,000	400,000
Total current liabilities	41,077,117	49,444,903
LONG-TERM LIABILITIES
Deferred rent	—	10,821
Other long-term liabilities	41,841,500	36,852,290
Warrant derivative liabilities	1,742,000	1,882,000
Conversion option liabilities	—	1,289,000
Convertible notes payable, net	17,325,208	20,075,780
Total long-term liabilities	60,908,708	60,109,891
Total liabilities	101,985,825	109,554,794
STOCKHOLDERS’ EQUITY
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 34,910,506 shares and 34,885,506 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	34,911	34,886
Additional paid-in capital	117,734,424	113,111,745
Accumulated other comprehensive income (loss)	(72,144)	41,275,785
Treasury stock, at cost — 700,000 shares and 0 shares at March 31, 2018 and December 31, 2017, respectively	(1,314,000)	—
Accumulated deficit	(104,867,299)	(140,131,738)
Total stockholders’ equity	11,515,892	14,290,678
Total liabilities & stockholders’ equity	$113,501,717	$123,845,472

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2018	2017
REVENUES, NET	781,314	107,477
COST OF GOODS SOLD	134,679	48,260
GROSS PROFIT	646,635	59,217
OPERATING EXPENSES
Research and development	411,401	755,728
Selling	870,139	101,661
General and administrative	3,806,583	2,799,040
Total operating expenses	5,088,123	3,656,429
LOSS FROM OPERATIONS	(4,441,488)	(3,597,212)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(3,244,769)	—
Change in fair value of warrant derivative liabilities	840,000	(1,228,000)
Change in fair value of embedded conversion option	466,000	—
Unrealized gain on investment in marketable securities	5,535,435	—
Interest and other income (loss)	45,552	(13,231)
Interest expense	(5,298,021)	(1,653,891)
Total other expense	(1,655,803)	(2,895,122)
LOSS BEFORE INCOME TAXES	(6,097,291)	(6,492,334)
INCOME TAXES (BENEFIT)	—	2,400
NET LOSS	(6,097,291)	(6,494,734)
COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on investment in marketable securities	—	48,970
Unrealized gain (loss) in foreign translation	13,801	(11,607)
Other comprehensive income	13,801	37,363
COMPREHENSIVE LOSS	$(6,083,490)	$(6,457,371)
NET LOSS PER COMMON SHARE	$(0.17)	$(0.19)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,891,450	34,706,419

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

	Common stock – par value $0.001 per share, 100,000,000			Accumulated Other
	shares authorized		Additional	Comprehensive	Treasury Stock,	Accumulated
	Shares	Common Stock	Paid-In Capital	Income (Loss)	at cost	Deficit	Total
Balance, December 31, 2017	34,885,506	$34,886	$113,111,745	$41,275,785	$—	$(140,131,738)	$14,290,678
Cumulative effect adjustment on adoption of ASU 2016-01	—	—	—	(41,361,730)	—	41,361,730	—
Beneficial conversion feature relating to convertible notes	—	—	3,637,746	—	—	—	3,637,746
Stock issued for cash	25,000	25	274,975	—	—	—	275,000
Repurchase of common stock	—	—	—	—	(1,314,000)	—	(1,314,000)
Share-based compensation	—	—	709,958	—	—	—	709,958
Foreign currency translation effect	—	—	—	13,801	—	—	13,801
Net loss	—	—	—	—	—	(6,097,291)	(6,097,291)
Balance, March 31, 2018	34,910,506	$34,911	$117,734,424	$(72,144)	$(1,314,000)	$(104,867,299)	$11,515,892

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,097,291)	$(6,494,734)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	13,055	5,308
Cost of scrapped inventory written off	7,896	—
Amortization of discount of convertible notes	4,192,140	1,191,650
Foreign exchange adjustments on convertible notes and notes payable	135,180	103,908
Loss on debt extinguishment	3,244,769	—
Share-based compensation	709,958	1,028,350
Change in fair value of warrant derivative liabilities	(840,000)	1,228,000
Change in fair value of embedded conversion option	(466,000)	—
Unrealized gain on investment in marketable securities	(5,535,435)	—
Net changes in operating assets and liabilities
Accounts receivable	(657,614)	(12,093)
Inventories	(387,605)	(91,970)
Prepaid expenses and other current assets	94,056	51,633
Deposits	(83,500)	3,475
Accounts payable and accrued expenses	(539,266)	937,338
Deferred revenue	595,626	—
Deferred rent	(40,898)	(4,016)
Other current liabilities	39,790	4,019,339
Other long-term liabilities	5,000,000	—
Net cash flows provided by (used in) operating activities	(615,139)	1,966,188
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(14,712)	(40,424)
Purchase of marketable securities and investment at cost	(469,052)	—
Net cash flows used in investing activities	(483,764)	(40,424)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock and warrants	(7,500,000)	—
Proceeds from convertible notes payable issued, net of issuance cost and discount	14,394,700	200,000
Payments of notes payable	(3,500,000)	—
Payments of convertible notes	(20,000,000)	—
Proceeds from issuance of common stock	275,000	98,800
Net cash flows provided by (used in) financing activities	(16,330,300)	298,800
Effect of exchange rate changes on cash	(13,627)	2,969
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,442,830)	2,227,533
Cash, cash equivalents and restricted cash, beginning of period	22,556,063	1,317,340
Cash, cash equivalents and restricted cash, end of period	$5,113,233	$3,544,873
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$371,165	$69,859
Income taxes paid	$—	$2,400

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Emmaus Life Sciences, Inc. and subsidiaries (collectively, the “Company” or “Emmaus”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions have been eliminated. The Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2018 (the “Annual Report”). Interim results for the periods presented herein are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

The preparation of the consolidated financial statements requires the use of management estimates. Actual results could differ materially from those estimates.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2018. Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the three months ended March 31, 2018 and comparative amounts from the prior fiscal periods:

Inventories — All of the raw material purchased during the three months ended March 31, 2018 and for the year ended December 31, 2017 were purchased from one vendor. The below table presents inventory by category:

Inventories by category	March 31, 2018	December 31, 2017
Raw materials and components	$106,486	$—
Work-in-process	506,475	124,801
Finished goods	451,281	504,365
Inventory reserve	(55,802)	(3,867)
Total	$1,008,440	$625,299

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2018 and 2017 were $24,401 and $8,391, respectively.

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

As of March 31, 2018 and December 31, 2017, the closing price per share for CellSeed on the Tokyo Stock Exchange was ¥1,780 ($16.74 USD) and ¥462 JPY ($4.10 USD), respectively, the closing price per share for KPM on the Korean Securities Dealers Automated Quotations (“KOSDAQ”) was ₩2,050 ($1.93 USD) and ₩1,625 KRW ($1.52 USD) after 1-for-5 reverse stock split effected on June 28, 2017, respectively, the closing price per share for Hanil on KOSDAQ was ₩2,370 ($2.23 USD) and ₩2,830 KRW ($2.65 USD), respectively, and the closing price per share for Telcon on KOSDAQ was ₩15,350 ($14.46 USD) and ₩14,900 KRW ($13.95 USD), respectively.

As of March 31, 2018 and December 31, 2017, 39,250 shares of CellSeed common stock were pledged to secure a $300,000 convertible note of the Company issued to Mitsubishi UFJ Capital III Limited Partnership that is due on demand and were classified as current assets, as marketable securities, pledged to creditor.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Prepaid insurance	$68,391	$132,387
Other prepaid expenses and current assets	158,607	157,984
	$226,998	$290,371

Other long-term liabilities—Other long-term liabilities consisted of the following at March 31, 2018 and December 31, 2017:

	At
	March 31, 2018	December 31, 2017
Trade discount	$31,841,500	$31,841,500
Unearned revenue	10,000,000	5,000,000
Other long-term liabilities	—	10,790
Total other long-term liabilities	$41,841,500	$36,852,290

The Company has entered into an API Supply Agreement (the “API Agreement”) with Telcon pursuant to which Telcon advanced to the Company approximately ₩36.0 billion KRW (approximately $31.8 million USD) as a trade discount to supply 25% of the Company’s requirements for bulk containers of pharmaceutical grade L-glutamine (“PGLG”) for a term of five years, with 10 one-year renewal terms . The agreement will automatically renew unless terminated by either party in writing. The agreement does not include yearly purchase commitments or margin guarantees. The advance trade discount shall be applied against purchases made by the Company from Telcon over the life of the agreement.

Fair value measurements — The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2018 and the year ended December 31, 2017:

	Three months ended	Year ended
Warrant Derivative Liabilities—Stock Purchase Warrants	March 31, 2018	December 31, 2017
Balance, beginning of period	$26,377,000	$10,600,000
Repurchased	(6,186,000)	—
Change in fair value included in the statement of comprehensive loss	(700,000)	15,777,000
Balance, end of period	$19,491,000	$26,377,000

The value of the liability classified warrants, the value of warrant derivative liabilities and the change in fair value of the liability classified warrants and warrant derivative liabilities were determined using a Binomial Monte-Carlo Cliquet (aka “Ratchet”) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models, except that the exercise price resets at certain dates in the future. The values as of March 31, 2018, December 31, 2017 and the initial value as of September 11, 2013 were calculated based on the following assumptions:

	March 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	Initial Value
Stock price	$11.20	$11.40	$6.00	$4.70	$4.90	$3.60	$3.60
Risk‑free interest rate	2.06%	1.62%	1.09%	1.23%	1.38%	1.75%	1.72%
Expected volatility (peer group)	57.10%	55.80%	68.30%	64.10%	71.50%	63.20%	72.40%
Expected life (in years)	0.45	0.70	1.70	2.70	3.70	4.70	5.00
Expected dividend yield	—	—	—	—	—	—	—
Number outstanding	2,520,501	3,320,501	3,320,501	3,320,501	3,320,501	3,320,501	3,320,501
Balance, end of period:
Liability classified warrants	$—	$—	$—	$—	$3,206,000	$6,517,000	$7,541,000
Warrant derivative liabilities	$19,491,000	$26,377,000	$10,600,000	$7,863,000	$6,520,000	$—	$—

The following table presents warrants issued in conjunction with Purchase Agreement with GPB measured at fair value as of March 31, 2018:

	Three months ended March 31, 2018		Year ended December 31, 2017
Liability Instrument—GPB	Warrants	Embedded Conversion Option	Warrants	Embedded Conversion Option
Balance, beginning of period	$1,882,000	$1,289,000	$—	$—
Fair value at issuance date	—	—	1,882,000	1,289,000
Change in fair value included in the statement of comprehensive income (loss)	(140,000)	(466,000)	—	—
Extinguished upon debt repayment	—	(823,000)	—	—
Balance, end of period	$1,742,000	$—	$1,882,000	$1,289,000

Debt and related party debt — The following table presents the effective interest rates on loans originated and refinanced in the respective periods that either had a beneficial conversion feature or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2017 convertible notes payable	Due on demand - 3 years	10% - 13.5%	$36,113,296	$3.50 - $10.31	$11,678,725	240,764	$10.80	$1,882,000	10% - 110%
2018 convertible notes payable	Due on demand - 2 years	10%	16,511,998	$3.50 - $10.00	3,637,746	—	—	—	22% - 110%
			$52,625,294		$15,316,471	240,764		$1,882,000

Related party notes are disclosed as separate line items in the Company’s consolidated balance sheets.

Net loss per share — As of March 31, 2018 and 2017, respectively, potentially dilutive securities exercisable or convertible into 17,122,176 and 15,554,439 shares of Company common stock were outstanding. No potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti-dilutive for all periods presented.

Recent accounting pronouncements—In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments applicable to the Company in this Update (1) supersede the guidance to classify equity securities, except equity method securities, with readily determinable fair values into trading or available-for-sale categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income, (2) allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment, (3) require assessment for impairment of equity investments without readily determinable fair values qualitatively at each reporting period, (4) eliminate the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This Update was effective beginning January 1, 2018 and the Company is now recognizing any changes in the fair value of certain equity investments in net income as prescribed by the new standard rather than in other comprehensive income. We recognized a cumulative effect adjustment to increase the opening balance of retained earnings as of January 1, 2018 by $41.4 million, net of $12.3 million income tax benefit. Refer to Note 4 for additional disclosures required by this ASU.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify identification of performance obligations and licensing implementation. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: For public companies, this Update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the measurement nor on the recognition of revenue of contracts for which all revenue had not been recognized as of January 1, 2018, therefore no cumulative adjustment has been made to the opening balance of accumulated deficit at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. ASU 2016-15 was effective for the Company beginning January 1, 2018 and was adopted using retrospective transition method for all periods presented. The adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation — Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The new guidance was effective for the Company in the first quarter of fiscal year 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2018	December 31, 2017
Equipment	$237,449	$225,615
Leasehold improvements	64,394	61,054
Furniture and fixtures	74,090	74,090
Sub total	375,933	360,759
Less: accumulated depreciation	(265,431)	(255,457)
Total	$110,502	$105,302

During the three months ended March 31, 2018 and 2017, depreciation expense was $13,055 and $5,308, respectively.

NOTE 4 — INVESTMENTS

Equity Securities—Effective January 1, 2018, we adopted ASU 2016-01 which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. During the three months ended March 31, 2018, the Company did not recognize any fair value adjustments for equity securities without readily determinable fair values. We recognized a cumulative effect adjustment of $41.4 million, net of $12.3 million income tax benefit, to increase the opening balance of retained earnings with an offset to accumulated other comprehensive income as of January 1, 2018, in connection with the adoption of ASU 2016-01.

For fiscal periods beginning prior to January 1, 2018, marketable equity securities not accounted for under the equity method were classified as available-for-sale. There were no marketable equity securities classified as trading. For equity securities classified as available-for-sale, realized gains and losses were included in net loss. Unrealized gains and losses on equity securities classified as available-for-sale were recognized in accumulated other comprehensive income (loss), net of deferred taxes. In addition, the Company had equity securities without readily determinable fair values that were recorded at cost. For these cost method investments, we recorded dividend income, if any, when applicable dividends were declared. Cost method investments were reported as other investments in our consolidated balance sheets, and dividend income from cost method investments was reported in other income (loss) net in our consolidated statements of comprehensive loss. We reviewed all of our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators did exist, we generally used discounted cash flow analyses to determine the fair value. We estimated that the fair values of our cost method investments approximated their carrying values as of December 31, 2017. Our cost method investments had a carrying value of $65,520 as of December 31, 2017.

As of March 31, 2018, the carrying values of our equity securities were included in the following line items in our consolidated balance sheets:

	At March 31, 2018
	Fair Value with Changes Recognized in Income	Measurement Alternative - No Readily Determinable Fair Value
Marketable securities	$105,532,757	$—
Other investments	—	565,202
Total equity securities	$105,532,757	$565,202

The calculation of net unrealized gains and losses for the period that relate to equity securities still held at March 31, 2018 is as follows:

Three Months Ended March 31, 2018
Net gains (losses) recognized during the period related to equity securities	$5,535,435
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	—
Unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$5,535,435

As of December 31, 2017, equity securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Trading securities	$—	$—	$—	$—
Available-for-sale securities	46,209,017	60,812,231	(6,958,406)	100,062,842
Total equity securities	$46,209,017	$60,812,231	$(6,958,406)	$100,062,842

As of December 31, 2017, the Company had investments classified as available-for-sale in which our cost basis exceeded the fair value of our investment. Management assessed each of the investment in marketable securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.

As of December 31, 2017, the fair values of our equity securities were included in the following line items in our consolidated balance sheets:

	Trading Securities	Available-for-sale securities
Marketable securities	$—	$99,997,322
Long-term investment at cost	—	65,520
Total equity securities	$—	$100,062,842

There were no sale of available-for-sale equity securities during the three months ended March 31, 2018.

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	March 31, 2018	December 31, 2017
Accounts payable:
Regulatory fees	$—	$715,999
Clinical and regulatory expenses	174,497	116,736
Commercialization consulting fees	12,321	30,000
Manufacturing cost	122,247	217,155
Legal expenses	68,703	87,701
Consulting fees	523,176	147,038
Accounting fees	86,799	67,293
Selling expenses	341,801	35,383
Investor relations and public relations expenses	36,812	45,526
Board member compensation	75,000	11,200
Other vendors	348,864	125,605
Total accounts payable	1,790,220	1,599,636
Accrued interest payable, related parties	346,901	318,120
Accrued interest payable	2,002,487	1,449,154
Accrued expenses:
Wages and payroll taxes payable	118,453	1,711,541
Deferred salary	291,667	291,667
Paid vacation payable	241,071	186,978
Other accrued expenses	188,377	138,214
Total accrued expenses	839,568	2,328,400
Total accounts payable and accrued expenses	$4,979,176	$5,695,310

NOTE 6 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2018 and December 31, 2017:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding March 31, 2018	Discount Amount March 31, 2018	Carrying Amount March 31, 2018	Shares Underlying Notes March 31, 2018	Principal Outstanding December 31, 2017	Discount Amount December 31, 2017	Carrying Amount December 31, 2017	Shares Underlying Notes December 31, 2017
Notes payable
2013	10%	Due on demand	—	$940,500	$—	$940,500	—	$887,600	$—	$887,600	—
2015	10%	Due on demand	—	10,000	—	10,000	—	—	—	—	—
2016	10% - 11%	Due on demand	—	843,335	—	843,335	—	833,335	—	833,335	—
2017	11%	Due on demand	—	2,712,800	—	2,712,800	—	6,150,208	—	6,150,208	—
				$4,506,635	$—	$4,506,635	—	$7,871,143	$—	$7,871,143	—

		Current		$4,506,635	$—	$4,506,635	—	$7,871,143	$—	$7,871,143	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2015	11%	Due on demand	—	300,000	—	300,000	—	310,000	—	310,000	—
2016	10% - 11%	Due on demand	—	670,000	—	670,000	—	810,510	—	810,510	—
2017	10%	Due on demand	—	915,751	—	915,751	—	915,751	—	915,751	—
2018	11%	Due on demand	—	159,222	—	159,222	—	—	—	—	—
				$2,044,973	$—	$2,044,973	—	$2,036,261	$—	$2,036,261	—

		Current		$2,044,973	$—	$2,044,973	—	$2,036,261	$—	$2,036,261	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$3.05 - $3.60	512,600	—	512,600	178,285	486,878	—	486,878	168,766
2016	10%	Due on demand - 2 years	$3.50 - $4.50	922,829	38,957	883,872	265,463	1,516,329	83,298	1,433,031	441,048
2017	10%	Due on demand - 2 years	$3.50 - $10.00	15,202,887	3,587,673	11,615,214	3,219,371	36,113,296	11,232,423	24,880,873	5,357,488
2018	10%	Due on demand - 2 years	$3.50 - $10.00	16,511,998	3,489,876	13,022,122	1,965,523	—
				$33,450,314	$7,116,506	$26,333,808	5,726,927	$38,416,503	$11,315,721	$27,100,782	6,065,587

		Current		$12,550,522	$3,541,922	$9,008,600	3,393,245	$12,860,912	$5,835,910	$7,025,002	3,449,984
		Non-current		$20,899,792	$3,574,584	$17,325,208	2,615,603	$25,555,591	$5,479,811	$20,075,780	2,615,603
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$200,000	$—	$200,000	69,616	$200,000	$—	$200,000	68,122
2015	10%	2 years	$4.50	200,000	—	200,000	55,001	200,000	—	200,000	53,905
				$400,000	$—	$400,000	124,617	$400,000	$—	$400,000	122,027

		Current		$400,000	$—	$400,000	122,027	$400,000	$—	$400,000	122,027
		Non-current		$—	$—	$—	—	$—	$—	$—	—
		Grand Total		$40,401,922	$7,116,506	$33,285,416	5,851,544	$48,723,907	$11,315,721	$37,408,186	6,187,614

The weighted average stated interest rate of notes payable as of March 31, 2018 and December 31, 2017 was 10% and 11%, respectively. The weighted average effective interest rates of notes payable for the three-month period ended March 31, 2018 and the year ended December 31, 2017 were 37% and 24% respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into Company common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $10.00 per share. Certain notes with a $4.50 or a $10.00 stated conversion price in the second year of their two-year term are subject to automatic conversion into shares of Company common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All notes due on demand are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	Amount
2018	$19,174,057
2019	5,883,665
2020	15,344,200
Total	$40,401,922

The Company estimated the total fair value of any beneficial conversion feature and accompanying warrants in allocating the note proceeds. The proceeds allocated to the beneficial conversion feature were determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of Company common stock as of the date of issuance (see Note 2). The fair value of the warrants issued in conjunction with notes was determined using the Black Scholes Merton Option Pricing Model with the following inputs for the periods ended December 31, 2017. The Company did not issue any warrants in conjunction with notes in the three months ended March 31, 2018.

	2018	2017
Stock price	—	$11.40
Exercise price	—	$10.80
Term	—	5 years
Risk‑free interest rate	—	2.20%
Expected dividend yield	—	—
Expected volatility	—	70.0%

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

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of March 31, 2018. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value immediately prior to exercise of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share.

The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of March 31, 2018. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of $2,545,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

As of March 31, 2018, the aggregate fair value of the Private Placement warrants, replacement warrants and the Broker Warrants was $19,491,000 (see Note 2). For further details regarding registration rights associated with the Private Placement warrants, replacement warrants and Broker Warrants, see the Registration Rights section below in this footnote.

A summary of outstanding warrants as of March 31, 2018 and December 31, 2017 is presented below:

	Three months ended	Year ended
	March 31, 2018	December 31, 2017
Warrants outstanding, beginning of period	5,265,432	5,024,668
Granted	—	240,764
Exercised	—	—
Cancelled, forfeited and expired	(800,000)	—
Warrants outstanding, end of period	4,465,432	5,265,432

A summary of outstanding warrants by year issued and exercise price as of March 31, 2018 is presented below:

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
At December 31, 2013
	$3.30	50,000	0.08	$3.30	50,000	$3.30
	$3.50	1,822,693	0.45	$3.50	1,822,693	$3.50
	2013 total	1,872,693			1,872,693
At December 31, 2014
	$3.50	747,808	0.49	$3.50	747,808	$3.50
	2014 Total	747,808			747,808
At December 31, 2015
	$4.90	110,417	1.93	$4.90	110,417	$4.90
	2015 Total	110,417			110,417

	$4.50	118,750	3.25	$4.50	118,750	$4.50
	$4.70	75,000	3.09	$4.70	75,000	$4.70
	$5.00	1,300,000	3.11	$5.00	1,300,000	$5.00
	2016 Total	1,493,750			1,493,750
At December 31, 2017
	$10.80	240,764	5.25	$10.80	240,764	$10.80
At March 31, 2018	Total	4,465,432			4,465,432

Stock options — During the three months ended March 31, 2018, the Company granted 30,000 options to its directors. During the year ended December 31, 2017, 50,000 options were granted by the Company’s Board of Directors to a consultant. These options vested immediately, have an exercise price of $11.40 per share and are exercisable through 2027. As of March 31, 2018, there were 6,805,200 options outstanding under the Company’s 2011 Stock Incentive Plan.

Summaries of outstanding options as of March 31, 2018 and December 31, 2017 are presented below.

	March 31, 2018		December 31, 2017
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	6,775,200	$4.12	6,955,200	$4.10
Granted or deemed issued	30,000	$11.40	50,000	$11.40
Exercised	—	$—	(11,895)	$4.19
Cancelled, forfeited and expired	—	$—	(218,105)	$4.98
Options outstanding, end of period	6,805,200	$4.15	6,775,200	$4.12
Options exercisable at end of year	5,840,456	$3.99	5,604,439	$3.95
Options available for future grant	2,194,800		2,224,800

During the three months ended March 31, 2018 and 2017, the Company recognized $0.7 million and $1.0 million, respectively, of share-based compensation expense arising from stock options. As of March 31, 2018, there was $6.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s 2011 Stock Incentive Plan. That expense is expected to be recognized over the weighted-average remaining period of 1.2 years.

Registration rights — Pursuant to the Purchase Warrant relating to the GPB Debt Holdings II, LLC issued by the Company on December 29, 2017, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) relating to the offer and sale by GPB of the Company Shares underlying the Warrants. The Company is required to file a registration statement within one hundred eighty (180) days of closing of a public listing of the Company’s Common Stock for trading on any national securities exchange (excluding any over-the-counter market), whether through a direct listing application or merger transaction. The Company is required to have the registration statement become effective on the earlier of (A) the date that is two-hundred and forty (240) days following the later to occur of (i) the date of closing of the public listing or (ii) or in the event the registration statement receives a “full review” by the Commission, the date that is 300 days following the date of closing of the public listing, or (B) the date which is within three (3) business days after the date on which the Commission informs the Company (i) that the Commission will not review the registration statement or (ii) that the Company may request the acceleration of the effectiveness of the registration statement. If the Company does not effect such registration within that period of time, it will be required to pay GPB for liquidated damages an amount of cash equal to 2% of the product of (i) the number of Registrable Securities and (ii) the Closing Sale Price or Closing Bid Price as of the trading day immediately prior to the Event Date, such payments to be made on the Event Date and every thirty (30) day anniversary thereafter with a maximum penalty of 12% until the applicable Event is cured; provided, however, that in the event the Commission does not permit all of the Registrable Securities to be included in the Registration Statement because of its application of Rule 415, liquidated damages shall only be payable by the Company based on the portion of the Holder’s initial investment in the Securities that corresponds to the number of such Holder’s Registrable Securities permitted to be registered by the Commission in such Registration Statement pursuant to Rule 415.

Pursuant to the Subscription Agreements relating to the Private Placement and certain warrants, as well as the replacement warrants issued by the Company on June 10, 2014, the Company agreed to use its commercially reasonable best efforts to have on file with the SEC, by September 11, 2014 and at the Company’s sole expense, a registration statement to permit the public resale of 4,115,966 shares of Company common stock and 3,320,501 shares of common stock underlying warrants (collectively, the “Registrable Securities”). In the event such registration statement includes securities to be offered and sold by the Company in a fully underwritten primary public offering pursuant to an effective registration under the Securities Act of 1933, as amended (the “Securities Act”), and the Company is advised in good faith by any managing underwriter of securities being offered pursuant to such registration statement that the number of Registrable Securities proposed to be sold in such offering is greater than the number of such securities which can be included in such offering without materially adversely affecting such offering, the Company will include in such registration the following securities in the following order of priority: (i) any securities the Company proposes to sell, and (ii) the Registrable Securities, with any reductions in the number of Registrable Securities actually included in such registration to be allocated on a pro rata basis among the holders thereof. The registration rights described above apply until all Registrable Securities have been sold pursuant to Rule 144 under the Securities Act or may be sold without registration in reliance on Rule 144 under the Securities Act without limitation as to volume and without the requirement of any notice filing. If the shares of common stock underlying these warrants to purchase 3,320,501 shares are not registered for resale at the time of exercise, and the registration rights described above then apply with respect to the holder of such warrants, such holder may exercise such warrants on a cashless basis. In such a cashless exercise of all the shares covered by the warrant, the warrant holder would receive a number of shares equal to the quotient of (i) the difference between the fair market value of the common stock, as defined, and the $3.50 exercise price, as adjusted, multiplied by the number of shares exercisable under the warrant, divided by (ii) the fair market value of the common stock, as defined. As of March 31, 2018, based on a fair market value of a share of Company common stock of $11.20 and 2,520,501 warrants issued and outstanding and eligible for cashless exercise after cancellation of 800,000 of such warrants as of March 29, 2018, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, is 1,732,844 shares. If the fair market value of a share of Company common stock were to increase by $1.00 from $11.20 to $12.20, the maximum number of shares the Company would be required to issue, if the warrant holders elected to exercise the cashless exercise feature with respect to all then eligible warrants, would increase to 1,797,406 shares as of March 31, 2018.

The Company has not yet filed a registration statement with respect to the resale of the Registrable Securities. The Company believes that it has used commercially reasonable efforts to file a registration statement with respect to the resale of Registrable Securities.

Korean Private Placement — On September 12, 2016, the Company entered into Letter of Agreement with KPM and Hanil, both Korean-based public companies whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In the Letter of Agreement, the parties agreed that KPM and Hanil would purchase by September 30, 2016 $17 million and $3 million, respectively, of shares of the Company’s common stock at a price of $4.50 per share. In exchange, the Company agreed to invest $13 million and $1 million in future capital increases by KPM and Hanil, respectively, at prices based upon the trading prices of KPM and Hanil shares on KOSDAQ. In connection with the Letter of Agreement, KPM and Hanil entered into the Company’s standard form subscription agreement with respect to their purchase of shares which contains customary representations and warranties of the parties.

On September 29, 2016, KPM and Hanil purchased from the Company 3,777,778 shares and 666,667 shares, respectively, of common stock at a price of $4.50 a share for $17 million and $3 million, respectively, or a total of $20 million. The Company recognized $720,000 as a reduction to its additional paid-in-capital for fees and commissions payable by the Company in connection with the transaction.

Pursuant to the terms of the Letter of Agreement dated September 12, 2016, the Company invested $13 million and $1 million in capital increases by KPM and Hanil, respectively, at $15.32 and $3.68, respectively, per capital share.

Pursuant to the terms of a subscription agreement dated as of September 11, 2013 among the Company and certain purchasers of shares of the Company’s common stock and warrants to purchase shares of our common stock, the purchasers are entitled to participation rights with respect to the sale of shares or placement of debt. To the extent the purchasers exercise their participation rights, the Company may be obliged to sell to them a specified number of shares of our common stock at the price per share and other terms set forth in the Letter of Agreement. There can be no assurance that any purchaser will exercise its participation rights or that any shares of the Company’s common stock will be issued to any purchaser.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Distribution contract —The Company selected AmerisourceBergen for its integrated commercialization solution to support Endari sales, US Bioservices as the Specialty Pharmacy, ASD Healthcare for Specialty Distribution and ICS for Third-Party Logistics.

Cardinal Health Specialty Pharmacy Services has been contracted to distribute NutreStore to other wholesale distributors and some independent pharmacies since April 2008.

On August 29, 2017, the Company signed a distributor agreement, effective as of August 23, 2017, with Megapharm Ltd., an Israeli Corporation (“Megapharm”), under which the Company granted Megapharm the exclusive rights to distribute Endari™ (L-glutamine oral powder) in Israel and in the Palestinian Authority, or the territories.

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

Operating leases — The Company leases its office space under operating leases with unrelated entities. The Company has opened its New York office in February 2018 to support a sales team focused on commercial sales for Endari.

The rent expense during the three months ended March 31, 2018 and 2017 amounted to $124,286 and $151,312, respectively.

Future minimum lease payments under the agreements are as follows as of March 31, 2018:

Year	Amount
2018 (nine months)	$238,673
2019	687,032
2020	611,012
2021	626,545
2022	646,047
Thereafter	777,344
Total	$3,586,653

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

Subsequent to entering into the MCAA, the Company held discussions with Telcon Holdings and Telcon to re-negotiate and clarify certain of the terms in the MCAA. On September 29, 2017, the Company executed a revised agreement with Telcon Holdings and Telcon which called for the Company’s representatives on Telcon’s board of directors to resign effective as of September 29, 2017 and granted the voting rights of the Company’s shares of Telcon’s common stock to Telcon Holdings to change the composition of the board of directors of Telcon. In addition, the revised agreement contains a provision for Telcon Holdings or any persons designated by Telcon Holdings to lend to the Company a bridge loan for $3.5 million. The Company has repaid the loan in full along with any interest accrued at 5% per annum immediately upon receipt of the $10 million due by December 31, 2017 under the distribution agreements for diverticulosis treatment for the geographical regions of Korea, Japan, China, and Australia. The loan was collateralized by a $5 million security interest in the amount due to the Company for the aforementioned distribution agreements as well as by shares of Telcon and KPM held by the Company pledged as additional security interest for the loan.

API Supply Agreement — The Company had previously reported in its Form 8-K filed on June 19, 2017, that on June 12, 2017, the Company entered into an API Supply Agreement (the “API Agreement”) with Telcon pursuant to which Telcon paid the Company approximately ₩36 billion KRW (approximately $31.8 million USD) in consideration of the right to supply 25% of the Company’s requirements for bulk containers of PGLG for a fifteen-year term. Due to unforeseen circumstances, the Company and Telcon held new discussions to re-negotiate certain terms of the API Agreement. The Company and Telcon made significant changes to critical terms of the API Agreement, which resulted in the Company and Telcon signing a Raw Material Supply Agreement (“Revised API Agreement”) on July 12, 2017. The Revised API Agreement is effective for a term of five years with 10 one-year renewal periods for a maximum of 15 years and the agreement will automatically renew unless terminated by either party in writing. The Revised API Agreement does not include yearly purchase commitments or margin guarantees, but revises the API Agreement such that a unit price is established for 940,000 kilograms of PGLG at $50 USD per kilogram for a total of $47 million over the 15 years. The Revised API Supply Agreement is silent on yearly purchase commitments and margin guarantees on purchases of $5 million and $2.5 million, respectively.

NOTE 9 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding as of the date hereof or at any time during the three months ended March 31, 2018.

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at March 31, 2018	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes March 31, 2018
Current, Promissory note payable to related parties:
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on Demand	300,000	300,000	—	—	—	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on Demand	400,000	400,000	—	—	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20,000	20,000	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250,000	250,000	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	12,000	12,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	903,751	903,751	—	—	—	—
	Lan T. Tran (2)	10%	2/10/2018	Due on Demand	159,222	159,222	—	—	—	—
				Subtotal	$2,044,973	$3,571,078	$794,339	$129,470

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$200,000	$388,800	$188,800	$57,886	$3.30	69,616
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	$4.50	55,001
				Subtotal	$400,000	$608,800	$208,800	$62,291		124,617
				Total	$2,444,973	$4,179,878	$1,003,139	$191,761		124,617

(1)	Dr. Niihara, a director and officer of the Company, is also the Chief Executive Officer of Hope Hospice.
(2)	Officer.
(3)	Director.
(4)	Family of Officer/Director.

The following table sets forth information relating to our loans from related persons outstanding as of the date hereof or at any time during the year ended December 31, 2017.

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2017	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes December 31, 2017
Current, Promissory note payable to related parties:
	Hope Hospice (1)	8%	1/17/2012	Due on Demand	$—	$200,000	$200,000	$7,331	—	—
	Hope Hospice (1)	8%	6/14/2012	Due on Demand	—	200,000	200,000	14,762	—	—
	Hope Hospice (1)	8%	6/21/2012	Due on Demand	—	100,000	100,000	7,249	—	—
	Hope Hospice (1)	8%	2/11/2013	Due on Demand	—	50,000	50,000	1,559	—	—
	Hope Hospice (1)	10%	1/7/2015	Due on Demand	—	100,000	100,000	28,630	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	2/20/2015	Due on Demand	10,000	10,000	—	—	—	—
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on Demand	300,000	300,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	5/21/2015	Due on Demand	—	826,105	94,339	61,829	—	—
	Lan T. Tran (2)	11%	2/10/2016	Due on Demand	130,510	130,510	—	—	—	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on Demand	400,000	400,000	—	—	—	—
	Hope Hospice (1)	10%	4/4/2016	Due on Demand	—	50,000	50,000	8,110	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	5/5/2016	Due on Demand	10,000	10,000	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250,000	250,000	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	12,000	12,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	903,751	903,751	—	—	—	—
				Subtotal	$2,036,261	$3,562,366	$794,339	$129,470		—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$200,000	$388,800	$188,800	$57,886	$3.30	68,122
	Charles & Kimxa Stark (2)	10%	10/1/2015	2 years	—	20,000	20,000	4,405	$4.50	—
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	$4.50	53,905
				Subtotal	$400,000	$608,800	$208,800	$62,291		122,027

				Total	$2,436,261	$4,171,166	$1,003,139	$191,761		122,027

(1)	Dr. Niihara, a director and officer of the Company, is also the Chief Executive Officer of Hope Hospice.
(2)	Officer
(3)	Director
(4)	Family of Officer/Director

NOTE 10 — GEOGRAPHIC INFORMATION

For the three months ended March 31, 2018 and 2017, the Company earned revenue from countries as outlined in the table below:

Country	Revenue for the three months ended March 31, 2018	% of total revenue for the three months ended March 31, 2018	Revenue for the three months ended March 31, 2017	% of total revenue for the three months ended March 31, 2017
United States	$675,046	86%	$14,619	13%
Japan	43,005	6%	28,558	27%
Taiwan	26,100	3%	64,300	60%
France	37,162	5%	—	—%

The Company did not have any significant currency translation or foreign transaction adjustments during the three months ended March 31, 2018 or 2017.

NOTE 11 — SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company issued the following:

Notes Issued after March 31, 2018	Principal Amounts	Annual Interest Rate	Term of Notes	Conversion Price
Convertible note	$250,000	10%	2 Years	$10.00

Subsequent to March 31, 2018, the Company issued the following shares upon cashless exercise by a warrant holder:

Common Shares Issued after March 31, 2018	Amounts	Number of Shares Issued
Common shares	$—	8,316

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 16, 2018 (the “Annual Report”).

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

Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of March 31, 2018, our accumulated deficit was $104.9 million and we had cash and cash equivalents of $5.1 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and debt financings and loans, including loans from related parties. Because of the numerous risks and uncertainties associated with pharmaceutical development, we are unable to predict if or when we will become profitable through the sales of Endari.

Financial Overview

Revenue

Since January 2018, we started generating revenue through the sale of Endari as a treatment for SCD. We also generate revenue from NutreStore L-glutamine powder for oral solution as a treatment for SBS as well as AminoPure, a nutritional supplement. We currently recognize revenue for Endari based upon the script data reports by US Bioservices to patients as we do not have sufficient historical information to reliably estimate returns.

Cost of Goods Sold

Cost of goods sold includes the raw materials, packaging, shipping and distribution costs of Endari, NutreStore and AminoPure.

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

Inventories

Inventories consist of raw material, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchased during the three months ended March 31, 2018 and 2017 was from one vendor.

Results of Operations

Three months ended March 31, 2018 and 2017

Net Losses. Net losses increased by $0.4 million, or 6%, to $6.1 million from $6.5 million for the three months ended March 31, 2018 and 2017, respectively. The increase in net losses is primarily a result of a $1.2 million decrease in other expenses and a $1.4 million increase in operating expenses as discussed below. As of March 31, 2018, we had an accumulated deficit of approximately $104.9 million. Losses will continue as we transition from developmental stage to our next phase as a commercial organization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues increased by $0.7 million, or 627%, to $0.8 million from $0.1 million for the three months ended March 31, 2018 and 2017. We recognized revenues from Endari for $0.7 million during the first quarter, whereas revenues from our AminoPure L-glutamine nutritional supplement product and our NutreStore L-glutamine powder for oral solution for treatment of SBS stayed relatively at the same level during these periods. At March 31, 2018, we have deferred revenue of $0.6 million, which represents Endari shipped to US Bioservices, our Specialty Pharmacy and ASD Healthcare, Specialty Distributor, but not yet shipped to patients through prescriptions, net of prompt payment discounts and rebates. We expect Endari revenue and prescriptions shipped to patients to increase in 2018 as we continue the commercialization of Endari with contract sales force by Publicis Healthcare Solutions, Inc.

Cost of Goods Sold. Cost of goods sold increased by $87,000, or 179%, to $135,000 from $48,000 for the three months ended March 31, 2018 and 2017. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the three months ended March 31, 2018 and 2017 was from one vendor. Cost of goods sold increased due to the launch of Endari sales during the first quarter of 2018.

Research and Development Expenses. Research and development expenses decreased by $0.4 million, or 46%, to $0.4 million from $0.8 million for the three months ended March 31, 2018 and 2017. This decrease was primarily due to a decrease in regulatory consulting expenses as less work was required after FDA meetings in May 2017. We expect our research and development costs to increase in the rest of 2018 to support our post‑approval commitment, work on marketing approvals outside the U.S. and potentially future clinical trial activity.

Selling Expenses. Selling expenses increased by $0.8 million, or 756%, to $0.9 million from $0.1 million for the three months ended March 31, 2018 and 2017. Selling expenses include the distribution fees, sales force fees, promotion, travel, marketing and branding expenses for Endari. Also included is the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure. The increase was primarily related to Endari as we launched the product during the current reporting period. We anticipate that our selling expenses will increase in the rest 2018 as our contract sales force will be in full effect and promote the sales of Endari.

General and Administrative Expenses. General and administrative expenses increased by $1.0 million, or 36%, to $3.8 million from $2.8 million for the three months ended March 31, 2018 and 2017. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. This increase was primarily due to an increase of $0.7 million of profession fees, an increase of $0.2 million in salaries expenses, an increase of $0.1 million each in taxes and license fees, medication donation expense and product testing expenses, partially offset by a decrease of $0.5 million in share-based compensation expense.

Other Income and Expense. Total other expense decreased by $1.2 million, or 43%, to $1.7 million for the three months ended March 31, 2018, compared to $2.9 million in other expense for the three months ended March 31, 2017. The decrease was primarily due to an increase in unrealized gain on investment in marketable securities of $5.5 million and a negative change in the fair value of the warrant derivative liabilities and embedded conversion option of $2.5 million, partially offset by a $3.6 million increase in interest costs as a result of increased debt and a $3.2 million loss on debt extinguishment upon early repayment of debt to GPB.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•	to reinforce sales and marketing team to commercialize Endari in the U.S.;
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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenue and operating expenses, debt repayment obligations and cash and cash equivalents balance of $5.1 million as of March 31, 2018, we do not have sufficient operating capital for our business without raising additional capital. We had an accumulated deficit at March 31, 2018 of $104.9 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of Endari, research costs for corneal cell sheets using Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company. We have previously relied on private equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of March 31, 2018, we had outstanding notes payable in an aggregate principal amount of $40.4 million, consisting of $6.5 million of non-convertible promissory notes and $33.9 million of convertible notes. Of the $40.4 million aggregate principal amount of notes outstanding as of March 31, 2018, approximately $19.5 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of Endari and the development in the United States of CAOMECS-based cell sheet technology.

As described in Note 2 to our consolidated financial statements, we have had recurring operating losses, have a significant amount of notes payable and other obligations due within the next year and projected operating losses including the expected costs relating to the commercialization of Endari that exceed both the existing cash balances and cash expected to be generated from operations for at least the rest of the year. In order to meet our expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. In addition, we may seek to raise additional funds through collaborations with other companies or financing from other sources. As previously reported, the Company has filed a draft registration statement with the SEC with respect to an initial public offering. Additional funding may not be available in amounts or on terms which are acceptable to us, if at all. Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.

In addition, our current cash burn rate for the first three months ending March 31, 2018 is approximately $0.2 million per month.

Our cash flow from operations is not adequate and our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various product candidates going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business and commercialization strategies; the outcome of existing and any future litigation; and further arrangements, if any, with collaborators. Revenues from AminoPure and NutreStore products are currently not significant and we are unsure whether sales of these products will increase or sales of Endari will grow as expected. Until we can generate a sufficient amount of product revenue, future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and corporate collaboration and licensing arrangements. Until we can generate a sufficient amount of product revenue, there can be no assurance of the availability of such capital on terms acceptable to us (or at all).

For the three months ended March 31, 2018 and during the year ended December 31, 2017, we borrowed varying amounts pursuant to convertible notes and non-convertible promissory notes, the majority of which have been issued to our officers and stockholders. As of March 31, 2018 and December 31, 2017, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $33.9 million and $6.5 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 10% to 11% and, except for the 2011 convertible note listed below in the principal amount of $0.3 million, are unsecured. The net proceeds of the loans were used for working capital purposes.

The table below lists our outstanding notes payable as of March 31, 2018 and December 31, 2017 and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding March 31, 2018	Discount Amount March 31, 2018	Carrying Amount March 31, 2018	Shares Underlying Notes March 31, 2018	Principal Outstanding December 31, 2017	Discount Amount December 31, 2017	Carrying Amount December 31, 2017	Shares Underlying Notes December 31, 2017
Notes payable
2013	10%	Due on demand	—	$940,500	$—	$940,500	—	$887,600	$—	$887,600	—
2015	10%	Due on demand	—	10,000	—	10,000	—	—	—	—	—
2016	10% - 11%	Due on demand	—	843,335	—	843,335	—	833,335	—	833,335	—
2017	11%	Due on demand	—	2,712,800	—	2,712,800	—	6,150,208	—	6,150,208	—
				$4,506,635	$—	$4,506,635	—	$7,871,143	$—	$7,871,143	—

		Current		$4,506,635	$—	$4,506,635	—	$7,871,143	$—	$7,871,143	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Notes payable - related party
2015	11%	Due on demand	—	300,000	—	300,000	—	310,000	—	310,000	—
2016	10% - 11%	Due on demand	—	670,000	—	670,000	—	810,510	—	810,510	—
2017	10%	Due on demand	—	915,751	—	915,751	—	915,751	—	915,751	—
2018	11%	Due on demand	—	159,222	—	159,222	—	—	—	—	—
				$2,044,973	$—	$2,044,973	—	$2,036,261	$—	$2,036,261	—

		Current		$2,044,973	$—	$2,044,973	—	$2,036,261	$—	$2,036,261	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$3.05 - $3.60	512,600	—	512,600	178,285	486,878	—	486,878	168,766
2016	10%	Due on demand - 2 years	$3.50 - $4.50	922,829	38,957	883,872	265,463	1,516,329	83,298	1,433,031	441,048
2017	10%	Due on demand - 2 years	$3.50 - $10.00	15,202,887	3,587,673	11,615,214	3,219,371	36,113,296	11,232,423	24,880,873	5,357,488
2018	10%	Due on demand - 2 years	$3.50 - $10.00	16,511,998	3,489,876	13,022,122	1,965,523	—
				$33,450,314	$7,116,506	$26,333,808	5,726,927	$38,416,503	$11,315,721	$27,100,782	6,065,587

		Current		$12,550,522	$3,541,922	$9,008,600	3,393,245	$12,860,912	$5,835,910	$7,025,002	3,449,984
		Non-current		$20,899,792	$3,574,584	$17,325,208	2,615,603	$25,555,591	$5,479,811	$20,075,780	2,615,603
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$200,000	$—	$200,000	69,616	$200,000	$—	$200,000	68,122
2015	10%	2 years	$4.50	200,000	—	200,000	55,001	200,000	—	200,000	53,905
				$400,000	$—	$400,000	124,617	$400,000	$—	$400,000	122,027

		Current		$400,000	$—	$400,000	122,027	$400,000	$—	$400,000	122,027
		Non-current		$—	$—	$—	—	$—	$—	$—	—
		Grand Total		$40,401,922	$7,116,506	$33,285,416	5,851,544	$48,723,907	$11,315,721	$37,408,186	6,187,614

Cash flows for the three months ended March 31, 2018 and March 31, 2017

Net cash used in operating activities

Net cash flows provided by (used in) operating activities increased by $2.6 million, or 131%, to negative net cash flow of $0.6 million from positive net cash flow of $2.0 million for the three months ended March 31, 2018 and 2017, respectively. This increase was primarily due to a $0.4 million decrease in net loss partially offset by a $1.5 million decrease of working capital, a $2.1 million decrease in the non-cash adjustments to net loss. The decrease in non-cash adjustments to net loss was primarily attributable to the following: a $5.5 million increase in unrealized gain on investment in marketable securities, a $2.5 million decrease for the change in the fair value of warrant derivative liabilities and embedded conversion option and a $0.3 million decrease in share-based compensation, partially offset by a $3.2 million increase for loss on debt extinguishment, a $3.0 million increase in amortization of discount of convertible notes.

Net cash used in investing activities

Net cash flows used in investing activities increased by $440,000, or 1,097%, to $480,000 from $40,000 for the three months ended March 31, 2018 and 2017, respectively. Net cash used in investing activities includes purchase of marketable securities and investment at cost as well as purchase of property and equipment.

Net cash from financing activities

Net cash flows from financing activities decreased by $16.6 million, or 5,565%, to negative cash flow of $16.3 million from $0.3 million for the three months ended March 31, 2018 and 2017, respectively, as a result of a $23.5 million increase in repayment of convertible and non-convertible promissory notes and a $7.5 million increase in repurchase of common stocks and warrants, offset by a $0.2 million increase in proceeds of issuance of common stock and a $14.2 million increase in proceeds from issuance of convertible and non-convertible promissory notes.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2018.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our DCP (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation and due to the material weaknesses in our internal control over financial reporting as of December 31, 2017 described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s DCP are not effective. Our management is working at remediating the material weaknesses in our internal controls over financial reporting. However, we have not yet completed a full annual accounting cycle since December 31, 2017 to fully validate the remediation of the material weaknesses in our internal controls and the effectiveness of the Company’s DCP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Please refer to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 16, 2018 (the “Annual Report”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2018, the Company issued a convertible note to a third party in the principal amount of $5,000,000 that bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $10.00 per share at any time during the term of the note upon the election of the holder.

On February 1, 2018, the Company issued a convertible note to a third party in the principal amount of $4,037,000 that bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $10.00 per share at any time during the term of the note upon the election of the holder.

On February 2, 2018, the Company refinanced a convertible note to a third party in the original principal amount of $171,000 with a new convertible note in the principal amount of $193,909 that bears interest at 10% per annum and matures on the one-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of Company common stock at $4.50 per share.

On February 21, 2018, the Company refinanced a convertible note payable to a third party in the original principal amount of $121,968 with a new convertible note in the principal amount of $134,165 that bears interest at 10% per annum. The note has a one-year term. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $3.60 per share at any time during the term of the note upon election of the holder.

On February 23, 2018, the Company refinanced a convertible note to a third party in the original principal amount of $551,250 with a new convertible note in the principal amount of $578,813 that bears interest at 10% per annum and matures in six months with an option on the part of the holder to renew for up to 18 months. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of Company common stock at $3.50 per share.

On February 26, 2018, the Company issued a convertible note to a third party in the principal amount of $87,200 that bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $10.00 per share at any time during the term of the note upon the election of the holder.

On March 2, 2018, the Company refinanced a convertible note payable a third party in the original principal amount of $237,192 with a new convertible note in the principal amount of $260,911 that bears interest at 10% per annum. The note is due on demand up to one year from the date of issuance. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share at any time during the term of the note upon election of the holder.

On March 5, 2018, the Company issued a convertible note to a third party in the principal amount of $150,000 that bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $10.00 per share at any time during the term of the note upon the election of the holder.

On March 9, 2018, the Company issued a convertible note to a third party in the principal amount of $100,000 that bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $10.00 per share at any time during the term of the note upon the election of the holder.

On March 15, 2018, the Company refinanced a convertible note payable to a third party in the original principal amount of $162,500 with a new convertible note in the principal amount of $195,000 that bears interest at 10% per annum. The term of this note is two year from the date of issuance. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share at any time during the term of this note upon election of the holder.

On March 16, 2018, the Company issued a convertible note to a third party in the principal amount of $100,000 that bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $10.00 per share at any time during the term of the note upon the election of the holder.

On March 19, 2018, the Company refinanced a convertible note payable to a third party in the original principal amount of $260,000 with a new convertible note in the principal amount of $312,000 that bears interest at 10% per annum. The term of this note is two year from the date of issuance. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share.

On March 21, 2018, the Company issued a convertible note to a third party in the principal amount of $5,363,000 that bears interest at 10% per annum and matures on the two-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of the Company’s common stock at $10.00 per share at any time during the term of the note upon the election of the holder.

All of the securities noted above were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), or Regulation D under the Securities Act or, in the case of refinancings and conversions, upon the exemption from registration provided by Section 3(a)(9) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) of the Securities Act or Regulation D because the issuances did not involve a “public offering.” The issuances were not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of investors; (ii) there was no public solicitation; (iii) each investor was an “accredited investor” as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the investors. No broker-dealers were used in connection with such sales of unregistered securities.

The following table sets forth information with respect to the Company’s purchase of shares of the Company common stock during the three-month period ended March 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2018	—	—	—	—
February 1 - 28, 2018	—	—	—	—
March 1 - 31, 2018	700,000(1)	$5.00	—	N/A
(1)

The shares were purchased on March 29, 2018 from a single stockholder in a privately negotiated transaction. In connection with the repurchase, the Company also purchased from the stockholder warrants to purchase a total of 800,000 shares of the Company common stock. The total purchase price was $7.5 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

Exhibit Number	Description of Document

4.1	Convertible Promissory Note dated January 15, 2018 issued by the registrant to Wealth Threshold Limited.

4.2	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.

4.3	Convertible Promissory Note dated February 21, 2018 issued by the registrant to Sun Moo and Hyon Sil Lee.

4.4	Convertible Promissory Note dated February 23, 2018 issued by the registrant to The Shitabata Family Trust.

4.5	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.

4.6	Convertible Promissory Note dated March 2, 2017 issued by the registrant to J.R. Downey.

4.7	Form of Convertible Promissory Note issued by the registrant to the persons indicated in Schedule A attached to the Form of Convertible Promissory Note.

4.8	Convertible Promissory Note dated February 2, 2018 issued by the registrant to Hiromi Saito.

10.1	Promissory Note dated February 10, 2018 issued by the registrant to Lan T. Tran.

10.2	Master Services Agreement, effective as of January 25, 2018, between the Company and Publicis Healthcare Solutions, Inc.

10.3

Securities Repurchase Agreement entered into on March 29, 2018 between the Company and Sarissa Capital Offshore Master Fund LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 4, 2018).

10.4	Office Lease, dated February 22, 2018, by and between Emmaus Life Sciences, Inc. and VNO 100 West 33rd Street LLC.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: May 15, 2018	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer
(principal executive officer and duly authorized officer)

	By:	/s/ Willis C. Lee
	Name:	Willis C. Lee
	Its:	Chief Financial Officer
(principal financial and accounting officer)