Form 10-Q
period 2018-09-30
EMMAUS LIFE SCIENCES, INC.
filed 2018-11-14
CIK 1420031

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 35,952,805 shares of common stock, par value $0.001 per share, outstanding as of November 9, 2018.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,662,211	$15,836,063
Restricted cash	—	6,720,000
Accounts receivable	1,415,208	26,814
Inventories, net	3,347,229	625,299
Investment in marketable securities	61,585,792	99,836,397
Marketable securities, pledged to creditor	345,510	160,925
Prepaid expenses and other current assets	319,143	290,371
Total current assets	83,675,093	123,495,869
PROPERTY AND EQUIPMENT, NET	152,490	105,302
OTHER ASSETS
Long-term investment at cost	572,199	65,520
Intangibles, net	57,120	67,200
Notes receivable	13,523	—
Deposits	335,148	111,581
Total other assets	977,990	244,301
Total assets	$84,805,573	$123,845,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,542,026	$5,695,310
Deferred rent	13,915	30,078
Other current liabilities	2,138,562	10,109
Warrant derivative liabilities	—	26,377,000
Notes payable, net	4,384,241	7,871,143
Notes payable to related parties, net	1,344,973	2,036,261
Convertible notes payable, net	14,137,645	7,025,002
Convertible notes payable to related parties, net	400,000	400,000
Total current liabilities	29,961,362	49,444,903
LONG-TERM LIABILITIES
Deferred rent	273,150	10,821
Other long-term liabilities	39,531,500	36,852,290
Warrant derivative liabilities	1,722,000	1,882,000
Notes payable, net	6,670,000	—
Conversion option liabilities	—	1,289,000
Convertible notes payable, net	5,258,462	20,075,780
Convertible notes payable to related parties, net	12,934,388	—
Total long-term liabilities	66,389,500	60,109,891
Total liabilities	96,350,862	109,554,794
STOCKHOLDERS’ EQUITY
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 35,952,805 shares and 34,885,506 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	35,953	34,886
Additional paid-in capital	126,137,862	113,111,745
Accumulated other comprehensive income (loss)	(75,428)	41,275,785
Accumulated deficit	(137,643,676)	(140,131,738)
Total stockholders’ equity (deficit)	(11,545,289)	14,290,678
Total liabilities & stockholders’ equity	$84,805,573	$123,845,472

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
REVENUES, NET	4,882,246	140,314	8,234,657	366,432
COST OF GOODS SOLD	141,200	128,618	496,580	222,130
GROSS PROFIT	4,741,046	11,696	7,738,077	144,302
OPERATING EXPENSES
Research and development	466,123	379,344	1,273,287	2,331,702
Selling	1,224,388	214,309	3,663,217	405,608
General and administrative	5,181,619	3,223,338	12,130,244	9,536,680
Total operating expenses	6,872,130	3,816,991	17,066,748	12,273,990
LOSS FROM OPERATIONS	(2,131,084)	(3,805,295)	(9,328,671)	(12,129,688)
OTHER INCOME (EXPENSE)
Other income	737,956	—	737,956	—
Loss on debt extinguishment	—	—	(3,244,769)	—
Change in fair value of warrant derivative liabilities	19,456,000	(10,542,000)	20,351,000	(16,204,000)
Change in fair value of embedded conversion option	—	—	466,000	—
Unrealized gain (loss) on investment in marketable securities	9,583,295	—	(24,066,019)	—
Loss on investment in marketable securities	(7,560,760)	—	(7,560,760)	—
Interest and other income (loss)	8,543	(15,051)	42,528	(36,992)
Interest expense	(5,524,687)	(2,904,336)	(16,268,533)	(7,164,130)
Total other income (expense)	16,700,347	(13,461,387)	(29,542,597)	(23,405,122)
INCOME (LOSS) BEFORE INCOME TAXES	14,569,263	(17,266,682)	(38,871,268)	(35,534,810)
INCOME TAXES	—	—	2,400	2,400
NET INCOME (LOSS)	14,569,263	(17,266,682)	(38,873,668)	(35,537,210)
COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on investment in marketable securities	—	(14,203,879)	—	(14,616,291)
Unrealized gain (loss) in foreign translation	(5,916)	(1,090)	10,517	(12,095)
Other comprehensive income (loss)	(5,916)	(14,204,969)	10,517	(14,628,386)
COMPREHENSIVE INCOME (LOSS)	$14,563,347	$(31,471,651)	$(38,863,151)	$(50,165,596)
NET INCOME (LOSS) PER COMMON SHARE	$0.42	$(0.50)	$(1.11)	$(1.02)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	34,966,481	34,842,353	34,894,572	34,762,315

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

	Common stock – par value $0.001 per share, 100,000,000			Accumulated Other
	Shares authorized		Additional	Comprehensive	Accumulated
	Shares	Common Stock	Paid-In Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2017	34,885,506	$34,886	$113,111,745	$41,275,785	$(140,131,738)	$14,290,678
Cumulative effect adjustment on adoption of ASU 2016-01	—	—	—	(41,361,730)	41,361,730	—
Beneficial conversion feature relating to convertible notes	—	—	10,218,609	—	—	10,218,609
Exercise of warrants	30,000	30	104,970			105,000
Stock issued for cash	25,000	25	274,975	—	—	275,000
Repurchase of common stock and cancelled	(700,000)	(700)	(1,313,300)	—	—	(1,314,000)
Share-based compensation	—	—	3,742,575	—	—	3,742,575
Exercise of common stock options (cashless)	84,248	84	(84)	—	—	—
Exercise of warrants (cashless)	1,628,051	1,628	(1,628)	—	—	—
Foreign currency translation effect	—	—	—	10,517	—	10,517
Net loss	—	—	—	—	(38,873,668)	(38,873,668)
Balance, September 30, 2018	35,952,805	$35,953	$126,137,862	$(75,428)	$(137,643,676)	$(11,545,289)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,873,668)	$(35,537,210)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	43,671	18,593
Cost of scrapped inventory written off	11,191	—
Amortization of discount of convertible notes	13,056,693	5,695,652
Foreign exchange adjustments on convertible notes and notes payable	(21,611)	77,429
Realized loss on securities available-for-sale	7,560,760	—
Loss on debt extinguishment	3,244,769	—
Share-based compensation	3,742,575	3,751,371
Change in fair value of warrant derivative liabilities	(20,351,000)	16,204,000
Change in fair value of embedded conversion option	(466,000)	—
Unrealized loss on investment in marketable securities	24,066,019	—
Net changes in operating assets and liabilities
Investment capital reserve	—	(31,841,500)
Accounts receivable	(1,390,440)	4,141
Inventories	(2,735,009)	(226,934)
Prepaid expenses and other current assets	(39,230)	(89,282)
Deposits	(237,735)	106,879
Accounts payable and accrued expenses	2,586,359	1,639,275
Deferred rent	246,167	(11,349)
Other current liabilities	2,130,370	36,841,500
Other long-term liabilities	2,690,000	—
Net cash flows provided by (used in) operating activities	(4,736,119)	(3,367,435)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	6,439,240	0
Purchases of property and equipment	(80,892)	(86,215)
Purchase of marketable securities and investment at cost	(501,249)	—
Net cash flows provided by (used in) investing activities	5,857,099	(86,215)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock and warrants	(7,500,000)	—
Proceeds from notes payable issued, net of issuance cost and discount	6,670,000	4,503,751
Proceeds from convertible notes payable issued, net of issuance cost and discount	17,644,700	1,200,000
Payments of notes payable	(4,200,000)	(344,339)
Payments of convertible notes	(20,000,000)	—
Proceeds from exercise of warrants	105,000	—
Proceeds from issuance of common stock	275,000	1,141,600
Net cash flows provided by (used in) financing activities	(7,005,300)	6,501,012
Effect of exchange rate changes on cash	(9,532)	50,606
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,893,852)	3,097,968
Cash, cash equivalents and restricted cash, beginning of period	22,556,063	1,317,340
Cash, cash equivalents and restricted cash, end of period	$16,662,211	$4,415,308
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$1,782,840	$567,093
Income taxes paid	$2,400	$2,400
SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Conversion of notes payable to common stock	$—	$200,000
Conversion of accrued interest payable to common stock	$—	$10,079

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2018 except for revenues, which are discussed below. Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the three and nine months ended September 30, 2018 and comparative amounts from the prior fiscal periods:

Revenues – Effective January 1, 2018, the Company adopted Accounting Standard codification (“ASC”) Topic 606, Revenue from Contracts with Customers using the modified retrospective transition methods. The adoption of ASC 606 did not have a material impact on the measurement or on the recognition of revenue of contracts for which all revenue had not been recognized as of January 1, 2018, therefore no cumulative adjustment has been made to the opening balance of accumulated deficit at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented.

Since January 2018, the Company has generated revenues through the sale of Endari as a treatment for sickle cell disease (“SCD”). The Company also generates revenues to a much lesser extent from NutreStore L-glutamine powder, as well as AminoPure, a nutritional supplement.

Revenues from Endari product sales are recognized upon transfer to our distributors, which are customers of the Company, when they obtain control of our products.  These distributors subsequently resell our products to specialty pharmacy providers, health care providers, hospitals, patients and clinics. In addition to distribution agreements with these distributors, the Company enters into arrangements with specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products. These various discounts, rebates, and charge-backs are referred to as “variable consideration.” Revenues from product sales are recorded net of these variable considerations.

Prior to recognizing revenues, the Company’s management forecasts and estimates variable consideration. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Up until June 30, 2018, the Company recognized Endari sales revenues based upon the script data reports on shipments to patients as the Company did not have sufficient historical information to reliably forecast and estimate variable consideration and product returns. During the three months ended September 30, 2018, the Company obtained additional information based on new contracts signed with major distributors and pharmacies, knowledge of our reimbursement payor mix, as well as improved visibility as to the relatively fast turnover of Endari inventory at the distributor level. As such, the new information obtained in the three months ended September 30, 2018 provided the Company with the ability to better forecast and estimate the expected variable consideration related to sales to the distributors, which are customers of the Company, as well as establishing the expectation of a low level of product returns. The gross sales of Endari to these customers were $1.3 million, $3.8 million and $5.5 million for the three month periods ended March 31, June 30 and September 30 of 2018, respectively. The net revenues for Endari reported for these periods were $0.7 million, $2.3 million and $4.7 million for the three month periods ended March 31, June 30 and September 30 of 2018, respectively. The effect of being better able to forecast and estimate the expected variable consideration permitted the Company, in the three months ended September 30, 2018, to recognize $0.7 million in revenues that had been deferred in prior periods when the Company did not have sufficient historical information to reliably forecast and estimate variable consideration and product returns.

Provisions for returns and other adjustments are provided for in the period in which the related revenues are recorded. Actual amounts of consideration ultimately received may differ from the management estimates.  If actual results in the future vary from the estimates, the management will adjust these estimates, which would affect net product revenues in the period such variances become known.  The following are our significant categories of sales discounts and allowances:

Sales Discounts: The Company provides its customers prompt payment discounts that are explicitly stated in its contracts and are recorded as a reduction of revenues in the period the revenues are recognized.

Product Returns: The Company offers its distributors a right to return product purchased directly from the Company, which is principally based upon (i) overstocks, (ii) inactive product or non-moving product due to market conditions, and (iii) expired products. Product return allowances are estimated and recorded at the time of sale.

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and the Medicare prescription drug coverage gap program.  The Company’s management estimates Medicaid and Medicare prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenues are recognized, resulting in a reduction of product revenues and the establishment of a current liability that is included as an accrued liability in our balance sheet. The liability for these rebates consists primarily of estimates of claims expected to be received in future periods related to recognized revenues.

Chargebacks and Discounts: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities at prices lower than the list prices charged to distributors.  The distributors charge the Company for the difference between what they pay for the products and the Company’s contracted selling price to these specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities.  These reserves are established in the same period that the related revenues are recognized, resulting in a reduction of revenues. Chargeback amounts are generally determined at the time of resale of products by the distributors.

Inventories — All of the raw material purchased during the nine months ended September 30, 2018 were from two vendors and for the year ended December 31, 2017 were from one vendor. The below table presents inventory by category:

Inventories by category	September 30, 2018	December 31, 2017
Raw materials and components	$184,126	$—
Work-in-process	924,275	124,801
Finished goods	2,238,828	500,498
Total	$3,347,229	$625,299

Advertising cost — Advertising costs are expensed as incurred. Advertising costs for the three months ended September 30, 2018 and 2017 were $16,750 and $18,201, respectively. Advertising costs for the nine months ended September 30, 2018 and 2017 were $76,654 and $35,399, respectively.

Marketable securities— The Company’s marketable securities consist of the following securities; (a) 39,250 shares of capital stock of CellSeed, Inc. (“CellSeed”) those that remain of the 147,100 shares acquired in January 2009 for ¥100,028,000 Japanese Yen (JPY) (equivalent to $1.1 million USD), at ¥680 JPY per share; (b) 849,744 shares of capital stock of KPM Tech Co., Ltd. (“KPM”) which were acquired in October 2016 for ₩14,318,186,400 South Korean Won (KRW) (equivalent to $13.0 million USD) at ₩16,850 KRW per share; (c) 271,950 shares of capital stock of Hanil Vacuum Co., Ltd. (“Hanil”) which were acquired in October 2016 for ₩1,101,397,500 KRW (equivalent to $1.0 million USD) at ₩4,050 KRW per share; and (d) 6,643,559 shares of capital stock of Telcon, Inc. (“Telcon”) which were acquired in July 2017 for ₩36,001,446,221 KRW (equivalent to $31.8 million USD) at ₩5,419 KRW per share.

As of September 30, 2018 and December 31, 2017, the closing prices per CellSeed share on the Tokyo Stock Exchange were ¥1,001 ($8.80 USD) and ¥462 JPY ($4.10 USD), respectively, and the closing prices per Telcon share on the Korean Securities Dealers Automated Quotations (“KOSDAQ”) were ₩10,300 ($9.27 USD) and ₩14,900 KRW ($13.95 USD), respectively. As of December 31, 2017, the closing price per KPM share on KOSDAQ was ₩1,625 KRW ($1.52 USD) and the closing price per Hanil share on KOSDAQ was ₩2,830 KRW ($2.65 USD). During the three months ended September 30, 2018, the Company sold all of its KPM and Hanil shares.

As of September 30, 2018, and December 31, 2017, 39,250 shares of CellSeed common stock were pledged to secure a $300,000 convertible note of the Company issued to Mitsubishi UFJ Capital III Limited Partnership that is due on demand and were classified as current assets, as marketable securities, pledged to creditor. In addition, as of September 30, 2018 and December 31, 2017 6,643,559 shares of Telcon were pledged to secure the API Supply Agreement (see Note 8) in which Emmaus received $31,800,000 related to a trade advance discount. These shares were classified as current assets, as investment in marketable securities.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Prepaid insurance	$72,510	$132,387
Other prepaid expenses and current assets	246,633	157,984
Total prepaid expenses	$319,143	$290,371

Other long-term liabilities—Other long-term liabilities consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Trade discount	$29,531,500	$31,841,500
Unearned revenue	10,000,000	5,000,000
Other long-term liabilities	—	10,790
Total other long-term liabilities	$39,531,500	$36,852,290

The Company has entered into an API Supply Agreement (the “API Agreement”) with Telcon pursuant to which Telcon advanced to the Company approximately ₩36.0 billion KRW (approximately $31.8 million USD) as a trade discount to supply 25% of the Company’s requirements for bulk containers of pharmaceutical grade L-glutamine (“PGLG”) for a term of five years, with 10 one-year renewal terms. The agreement will automatically renew unless terminated by either party in writing. The agreement does not include yearly purchase commitments or margin guarantees. The advance trade discount will be applied against purchases made by the Company from Telcon over the life of the agreement.

Fair value measurements — The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2018 and the year ended December 31, 2017:

	Nine Months Ended	Year Ended
Warrant Derivative Liabilities—Stock Purchase Warrants	September 30, 2018	December 31, 2017
Balance, beginning of period	$26,377,000	$10,600,000
Repurchased	(6,186,000)	—
Change in fair value included in the statement of comprehensive income (loss)	(20,191,000)	15,777,000
Balance, end of period	$—	$26,377,000

The following table presents warrants issued to GPB Debt Holdings II, LLC as described in Note 7 measured at fair value as of September 30, 2018:

	Nine Months Ended September 30, 2018		Year Ended December 31, 2017
Liability Instrument—GPB	Warrants	Embedded Conversion Option	Warrants	Embedded Conversion Option
Balance, beginning of period	$1,882,000	$1,289,000	$—	$—
Fair value at issuance date	—	—	1,882,000	1,289,000
Change in fair value included in the statement of comprehensive income (loss)	(160,000)	(466,000)	—	—
Extinguished upon debt repayment	—	(823,000)	—	—
Balance, end of period	$1,722,000	$—	$1,882,000	$1,289,000

The value of warrant derivative liabilities and the change in fair value of the warrant derivative liabilities were determined using a Binomial Monte-Carlo Cliquet (aka “Ratchet”) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models, except that the exercise price resets at certain dates in the future.

The value as of the dates set forth in the table below, was based on upon following assumptions:

	September 30, 2018	December 31, 2017
Stock price	$11.10	$11.40
Risk‑free interest rate	2.92%	2.20%
Expected volatility (peer group)	70.00%	70.00%
Expected life (in years)	4.25	5.00
Expected dividend yield	—	—
Number outstanding	240,764	240,764
Balance, end of period:
Warrant derivative liabilities (long-term)	$1,722,000	$1,882,000

Debt and related party debt — The following table presents the effective interest rates on loans originated and refinanced in the respective periods that either had a beneficial conversion feature or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2017 convertible notes payable	Due on demand - 3 years	10% - 13.5%	$36,113,296	$3.50 - $10.31	$11,678,725	240,764	$10.80	$1,882,000	10% - 110%
2018 convertible notes payable	Due on demand - 2 years	6% - 10%	26,501,808	$3.50 - $10.00	10,218,609	—	—	—	19% - 110%
			$62,615,104		$21,897,334	240,764		$1,882,000

Related party notes are disclosed as separate line items in the Company’s consolidated balance sheets.

Net loss per share — As of September 30, 2018 and 2017, respectively, potentially dilutive securities exercisable or convertible into 15,286,940 and 15,617,245 shares of Company common stock were outstanding. No potentially dilutive securities were included in the calculation of diluted net loss per share since their effect would be anti-dilutive for all periods presented.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this Update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements and ASU No. 2018-10 Codification Improvements to Topic 842, Leases with certain targeted changes and improvements to previously issued lease accounting standard. The Company is currently in the process of evaluating the impact of adoption of the amendments in these Updates on the Company’s consolidated financial position and results of operations; however, adoption of the amendments in these Updates are expected to be material for most entities who have a material lease with a term of greater than twelve months.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify identification of performance obligations and licensing implementation. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: For public companies, this Update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on its consolidated financial statements; however, adoption did result in significant changes to the Company’s financial statements disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the Board re-characterized the indefinite deferral of certain provisions of Topic 480 to a scope exception. The re-characterization has no accounting effect. Down round features will no longer cause freestanding equity-linked financial instruments and embedded conversion options to be considered “not indexed to an entity’s own stock.” ASU 2017-11 is effective for public business entities for fiscal year beginning after December 15, 2018. All others have an additional year. Early adoption is permitted for all entities, including in an interim period. Entities may use the retrospective or modified retrospective transition method. The Company is currently assessing the impact the adoption of ASU 2017-11 will have on its consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arranges related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within those fiscal year, with early adoption permitting but no earlier than the date on which an entity adopts ASC 606.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this Update removes some disclosures, modifies others, and add some new disclosure requirements. The amendments in this ASU are effective for all entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2018-13 will have on its consolidated financial statements and accompanying footnote disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), which provide guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. The ASU aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such CCA. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2019, and interim period within those fiscal years with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2018-15 will have on its consolidated financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2018	December 31, 2017
Equipment	$292,212	$225,615
Leasehold improvements	70,249	61,054
Furniture and fixtures	79,001	74,090
Subtotal	441,462	360,759
Less: accumulated depreciation	(288,972)	(255,457)
Total	$152,490	$105,302

During the three months ended September 30, 2018 and 2017, depreciation expense was $12,843 and $9,236 , respectively. During the nine months ended September 30, 2018 and 2017, depreciation expense was $33,591 and $18,593, respectively.

NOTE 4 — INVESTMENTS

Equity Securities—Effective January 1, 2018, the Company adopted ASU 2016-01 which requires the Company to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. The Company use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, the Company has elected the measurement alternative under which the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. During the nine months ended September 30, 2018, the Company did not recognize any fair value adjustments for equity securities without readily determinable fair values. The Company recognized a cumulative effect adjustment of $41.4 million, net of $12.3 million income tax benefit, to increase the opening balance of retained earnings with an offset to accumulated other comprehensive income as of January 1, 2018, in connection with the adoption of ASU 2016-01.

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

As of September 30, 2018, the carrying values of our equity securities were included in the following line items in our consolidated balance sheets:

	At September 30, 2018
	Fair Value with Changes Recognized in Income	Measurement Alternative - No Readily Determinable Fair Value
Marketable securities	$61,931,302	$—
Other investments	—	572,199
Total equity securities	$61,931,302	$572,199

The calculation of net unrealized gains and losses for the period that relate to equity securities still held at September 30, 2018 is as follows:

Nine Months Ended September 30, 2018
Net losses recognized during the period related to equity securities	$(31,626,779)
Less: Net gain (loss) recognized during the period related to equity securities sold during the period	(7,560,760)
Unrealized gain (loss) recognized during the period related to equity securities still held at the end of the period	$(24,066,019)

As of December 31, 2017, equity securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Trading securities	$—	$—	$—	$—
Available-for-sale securities	46,209,017	60,812,231	(6,958,406)	100,062,842
Total equity securities	$46,209,017	$60,812,231	$(6,958,406)	$100,062,842

As of December 31, 2017, the Company had investments classified as available-for-sale in which our cost basis exceeded the fair value of our investment. Management assessed each of the investment in marketable securities that were in a gross unrealized loss position to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer, and the Company’s intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments and did not record any impairment charges.

As of December 31, 2017, the fair values of our equity securities were included in the following line items in our consolidated balance sheets:

Available-for-Sale Securities
Marketable securities	$99,997,322
Long-term investment at cost	65,520
Total equity securities	$100,062,842

During the nine months ended September 30, 2018, the Company sold all of its KPM Tech and Hanil shares.

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Accounts payable:
Regulatory fees	$—	$715,999
Clinical and regulatory expenses	296,316	116,736
Commercialization consulting fees	8,544	30,000
Manufacturing cost	394,093	217,155
Legal expenses	60,526	87,701
Consulting fees	224,850	147,038
Accounting fees	25,770	67,293
Selling expenses	380,604	35,383
Investor relations and public relations expenses	-	45,526
Board member compensation	278,740	11,200
Other vendors	976,095	125,605
Total accounts payable	2,645,538	1,599,636
Accrued interest payable, related parties	506,322	318,120
Accrued interest payable	1,976,563	1,449,154
Accrued expenses:
Wages and payroll taxes payable	95,021	1,711,541
Deferred salary	291,667	291,667
Paid vacation payable	251,288	186,978
Other accrued expenses	1,775,627	138,214
Total accrued expenses	2,413,603	2,328,400
Total accounts payable and accrued expenses	$7,542,026	$5,695,310

NOTE 6 — NOTES PAYABLE

Notes payable consisted of the following at September 30, 2018 and December 31, 2017:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding September 30, 2018	Discount Amount September 30, 2018	Carrying Amount September 30, 2018	Shares Underlying Notes September 30, 2018	Principal Outstanding December 31, 2017	Discount Amount December 31, 2017	Carrying Amount December 31, 2017	Shares Underlying Notes December 31, 2017
Notes payable
2013	10%	Due on demand	—	$879,400	$—	$879,400	—	$887,600	$—	$887,600	—
2015	10%	Due on demand	—	10,000	—	10,000	—	—	—	—	—
2016	10% - 11%	Due on demand	—	843,335	—	843,335	—	833,335	—	833,335	—
2017	11%	Due on demand	—	2,540,506	—	2,540,506	—	6,150,208	—	6,150,208	—
2018	10% - 11%	Due on demand - 18 months	—	6,811,000	30,000	6,781,000	—	—	—	—	—
				$11,084,241	$30,000	$11,054,241	—	$7,871,143	$—	$7,871,143	—

		Current		$4,384,241	$—	$4,384,241	—	$7,871,143	$—	$7,871,143	—
		Non-current		$6,700,000	$30,000	$6,670,000	—	$—	$—	$—	—
Notes payable - related party
2015	11%	Due on demand	—	—	—	—	—	310,000	—	310,000	—
2016	10%	Due on demand	—	270,000	—	270,000	—	810,510	—	810,510	—
2017	10%	Due on demand	—	915,751	—	915,751	—	915,751	—	915,751	—
2018	11%	Due on demand	—	159,222	—	159,222	—	—	—	—	—
				$1,344,973	$—	$1,344,973	—	$2,036,261	$—	$2,036,261	—

		Current		$1,344,973	$—	$1,344,973	—	$2,036,261	$—	$2,036,261	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$3.05 - $3.60	501,273	—	501,273	176,777	486,878	—	486,878	168,766
2016	10%	1 year - 2 years	$3.60 - $4.50	182,495	7,952	174,543	55,983	1,516,329	83,298	1,433,031	441,048
2017	10%	Due on demand - 2 years	$3.50 - $10.00	5,256,547	947,731	4,308,816	1,441,824	36,113,296	11,232,423	24,880,873	5,357,488
2018	6% - 10%	Due on demand - 2 years	$3.50 - $10.00	16,522,996	2,411,522	14,111,474	2,983,385	—	—	—	—
				$22,763,311	$3,367,205	$19,396,106	4,756,254	$38,416,503	$11,315,721	$27,100,782	6,065,587

		Current		$16,256,710	$2,119,066	$14,137,644	2,119,066	$12,860,912	$5,835,910	$7,025,002	3,449,984
		Non-current		$6,506,601	$1,248,139	$5,258,462	2,637,188	$25,555,591	$5,479,811	$20,075,780	2,615,603
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$200,000	$—	$200,000	71,127	$200,000	$—	$200,000	68,122
2015	10%	2 years	$4.50	200,000	—	200,000	56,109	200,000	—	200,000	53,905
2017	10%	2 years	$10.00	5,000,000	407,292	4,592,708	507,465	—	—	—	—
2018	10%	2 years	$10.00	9,400,000	1,058,320	8,341,680	971,577	—	—	—	—
				$14,800,000	$1,465,612	$13,334,388	1,606,278	$400,000	$—	$400,000	122,027

		Current		$400,000	$—	$400,000	127,236	$400,000	$—	$400,000	122,027
		Non-current		$14,400,000	$1,465,612	$12,934,388	1,479,042	$—	$—	$—	—
		Total		$49,992,525	$4,862,817	$45,129,708	6,362,532	$48,723,907	$11,315,721	$37,408,186	6,187,614

The weighted-average stated interest rates of notes payable as of September 30, 2018 and December 31, 2017 were 10% and 11%, respectively. The weighted average effective interest rates of notes payable for the nine-month period ended September 30, 2018 and the year ended December 31, 2017 were 38% and 24% respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into Company common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $10.00 per share. Certain notes with a $4.50 or a $10.00 stated conversion price in the second year of their two-year term are subject to automatic conversion into shares of Company common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All notes due on demand are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

2018 (three months)	$20,894,505
2019	6,491,419
2020	22,606,601
Total	$49,992,525

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

The Company did not issue any warrants in conjunction with notes in the nine months ended September 30, 2018.

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

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of September 30, 2018. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of $7,068,000 to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private

Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share.

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

As of September 11, 2018, all of the Private Placement warrants, replacement warrants and Broker Warrants had been exercised primarily on a cashless basis, or had expired.

A summary of outstanding warrants as of September 30, 2018 and December 31, 2017 is presented below:

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017
Warrants outstanding, beginning of period	5,265,432	5,024,668
Granted	202,000	240,764
Exercised	(2,384,817)	—
Cancelled, forfeited and expired	(985,684)	—
Warrants outstanding, end of period	2,096,931	5,265,432

A summary of outstanding warrants by year issued and exercise price as of September 30, 2018 is presented below:

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
At December 31, 2014
	$3.50	50,000	0.58	$3.50	50,000	$3.50
	2014 Total	50,000			50,000
At December 31, 2015
	$4.90	110,417	1.43	$4.90	110,417	$4.90
	2015 Total	110,417			110,417
At December 31, 2016
	$4.50	118,750	2.75	$4.50	118,750	$4.50
	$4.70	75,000	2.59	$4.70	75,000	$4.70
	$5.00	1,300,000	2.61	$5.00	1,300,000	$5.00
	2016 Total	1,493,750			1,493,750
At December 31, 2017
	$10.80	240,764	4.75	$10.80	240,764	$10.80
	2017 Total	240,764			240,764
At September 30, 2018
	$11.30	202,000	4.86	$11.30	202,000	$11.30
	Grand Total	2,096,931			2,096,931

Stock options — During the nine months ended September 30, 2018, the Company granted 357,000 options to its officers, directors and employees. Of these options, 30,000 will equally vest one-third on each of the first three anniversaries of the grant date, have an exercise price of $11.40 per share and are exercisable through 2028, 277,000 options will vest over three years starting August 8, 2018, have an exercise price of $11.30 per share and are exercisable through 2028, 50,000 options will vest over three years starting September 27, 2018, have an exercise price of $11.10 per share and are exercisable through 2028.  During the year ended December 31, 2017, 50,000 options were granted by the Company’s Board of Directors to a consultant. These options vested immediately, have an exercise price of $11.40 per share and are exercisable through 2027. As of September 30, 2018, there were 6,835,534 options outstanding under the Company’s 2011 Stock Incentive Plan.

Summaries of outstanding options as of September 30, 2018 and December 31, 2017 are presented below.

	September 30, 2018		December 31, 2017
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	6,775,200	$4.12	6,955,200	$4.10
Granted or deemed issued	357,000	$11.28	50,000	$11.40
Exercised	(170,000)	$4.59	(11,895)	$4.19
Cancelled, forfeited and expired	(126,666)	$5.43	(218,105)	$4.98
Options outstanding, end of period	6,835,534	$4.46	6,775,200	$4.12
Options exercisable, end of period	5,985,823	$4.02	5,604,439	$3.95
Options available for future grant	2,164,466		2,224,800

During the nine months ended September 30, 2018 and 2017, the Company recognized $3.7 million and $3.8 million, respectively, of share-based compensation expense arising from stock options. As of September 30, 2018, there was $3.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s 2011 Stock Incentive Plan. That expense is expected to be recognized over the weighted-average remaining period of 2.0 years.

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating leases — The Company leases its office space under operating leases with unrelated entities. The Company has opened its New York office in February 2018 to support a sales team focused on commercial sales for Endari.

The rent expense during the three months ended September 30, 2018 and 2017 amounted to $190,903 and $134,585, respectively. The rent expense during the nine months ended September 30, 2018 and 2017 amounted to $493,312 and $427,687, respectively.

Future minimum lease payments under the agreements are as follows as of September 30, 2018:

Year	Amount
2018 (three months)	$177,959
2019	722,092
2020	637,306
2021	626,545
2022	646,047
Thereafter	777,344
Total	$3,587,293

Management Control Acquisition Agreement — On June 12, 2017, the Company entered into a Management Control Acquisition Agreement (the “MCAA”) with Telcon Holdings, Inc. (“Telcon Holdings”), a Korean corporation, and Telcon Inc. (“Telcon”), a Korean-based public company whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In accordance with the MCAA, the Company invested ₩36.0 billion KRW (approximately $31.8 million USD) to purchase 6,643,559 shares of Telcon’s common stock shares at a purchase price of ₩5,419 KRW (approximately $4.79 USD) per share. Upon consummation of the MCAA, the Company became Telcon’s largest shareholder owning approximately 10.3% of Telcon’s outstanding common stock shares and received representation on its board of directors.

The MCAA was amended in certain respect and supplemented by an Agreement, dated as of September 29, 2017, among the parties. Pursuant to the September 2017 Agreement, among other things, Telcon purchased 4,444,445 Emmaus shares from KPM and Hanil at a price of $6.60 per share.

On July 2, 2018, we entered into an Additional Agreement with Evercore Investment Holdings Co., Ltd. (formerly Telcon Holdings Co., Ltd.),  (“Evercore”), and Telcon RF Pharmaceutical Inc. (formerly Telcon Inc.), (“Telcon”). In the Additional Agreement, we agreed to use the proceeds from any sales of our KPM shares to repurchase Emmaus shares from Telcon at a price of $7.60 a share, subject to certain exceptions, and Telcon granted us the right to purchase from Telcon all or a portion of its Emmaus shares at a price of $7.60 a share until October 31, 2018 and at a price to be agreed upon after October 31, 2018. Telcon also granted us under the Additional Agreement a right of first refusal until June 30, 2019 to purchase any Emmaus shares that Telcon may wish to sell.

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

API Supply Agreement — On June 12, 2017, the Company entered into an API Supply Agreement (the “API Agreement”) with Telcon pursuant to which Telcon paid the Company approximately ₩36.0 billion KRW (approximately $31.8 million USD) in consideration of the right to supply 25% of the Company’s requirements for bulk containers of PGLG for a fifteen-year term. Due to unforeseen circumstances, the Company and Telcon held new discussions to re-negotiate certain terms of the API Agreement. The Company and Telcon made significant changes to critical terms of the API Agreement, which resulted in the Company and Telcon signing a Raw Material Supply Agreement (“Revised API Agreement”) on July 12, 2017. The Revised API Agreement is effective for a term of five years with 10 one-year renewal periods for a maximum of 15 years and the agreement will automatically renew unless terminated by either party in writing. The Revised API Agreement does not include yearly purchase commitments or margin guarantees, but revises the API Agreement such that a unit price is established for 940,000 kilograms of PGLG at $50 USD per kilogram for a total of $47.0 million over the 15 years. The Revised API Supply Agreement is silent on yearly purchase commitments and margin guarantees on purchases of $5.0 million and $2.5 million, respectively. The raw materials purchased from Telcon are measured at net realizable value while the excess is recorded against the deferred Trade Discount.

NOTE 9 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding as of the date hereof or at any time during the nine months ended September 30, 2018:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at September 30, 2018	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes September 30, 2018
Current, Promissory note payable to related parties:
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on Demand	—	300,000	300,000	76,036	—	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on Demand	—	400,000	400,000	94,389	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20,000	20,000	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250,000	250,000	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	12,000	12,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	903,751	903,751	—	—	—	—
	Lan T. Tran (2)	10%	2/10/2018	Due on Demand	159,222	159,222	—	—	—	—
				Subtotal	$1,344,973	$2,044,973	$700,000	$170,425

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$200,000	$388,800	$188,800	$-	$3.30	71,127
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	$4.50	56,109
				Subtotal	$400,000	$588,800	$188,800	$-		127,236

Non-Current, Convertible notes payable to related parties:
	Wei Peu Zen (3)	10%	11/6/2017	2 years	5,000,000	5,000,000	—	250,000	$10.00	507,465
	Profit Preview Int'l Group, Ltd. (4)	10%	2/1/2018	2 years	4,037,000	4,037,000	—	201,850	$10.00	420,290
	Profit Preview Int'l Group, Ltd. (4)	10%	3/21/2018	2 years	5,363,000	5,363,000	—	268,150	$10.00	551,287
				Subtotal	$14,400,000	$14,400,000	$—	$720,000		1,479,042

				Total	$16,144,973	$17,033,773	$888,800	$890,425		1,606,278

(1)	Dr. Niihara, a Director and Chief Executive Officer of the Company, is also the Chief Executive Officer of Hope Hospice.
(2)	Officer.
(3)	Director.
(4)	Mr. Zen, a Director, is the sole owner of Profit Preview Int'l Group, Ltd.

The following table sets forth information relating to our loans from related persons outstanding as of the date hereof or at any time during the year ended December 31, 2017:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2017	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes December 31, 2017
Current, Promissory note payable to related parties:
	Hope Hospice (1)	8%	1/17/2012	Due on Demand	$—	$200,000	$200,000	$7,331	—	—
	Hope Hospice (1)	8%	6/14/2012	Due on Demand	—	200,000	200,000	14,762	—	—
	Hope Hospice (1)	8%	6/21/2012	Due on Demand	—	100,000	100,000	7,249	—	—
	Hope Hospice (1)	8%	2/11/2013	Due on Demand	—	50,000	50,000	1,559	—	—
	Hope Hospice (1)	10%	1/7/2015	Due on Demand	—	100,000	100,000	28,630	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	2/20/2015	Due on Demand	10,000	10,000	—	—	—	—
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on Demand	300,000	300,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	5/21/2015	Due on Demand	—	826,105	94,339	61,829	—	—
	Lan T. Tran (2)	11%	2/10/2016	Due on Demand	130,510	130,510	—	—	—	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on Demand	400,000	400,000	—	—	—	—
	Hope Hospice (1)	10%	4/4/2016	Due on Demand	—	50,000	50,000	8,110	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	5/5/2016	Due on Demand	10,000	10,000	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250,000	250,000	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	12,000	12,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	903,751	903,751	—	—	—	—
				Subtotal	$2,036,261	$3,562,366	$794,339	$129,470		—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$200,000	$388,800	$188,800	$57,886	$3.30	68,122
	Charles & Kimxa Stark (2)	10%	10/1/2015	2 years	—	20,000	20,000	4,405	$4.50	—
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	$4.50	53,905
				Subtotal	$400,000	$608,800	$208,800	$62,291		122,027

				Total	$2,436,261	$4,171,166	$1,003,139	$191,761		122,027

(1)	Dr. Niihara, a Director and Chief Executive Officer of the Company, is also the Chief Executive Officer of Hope Hospice.
(2)	Officer
(3)	Director

NOTE 10 — GEOGRAPHIC INFORMATION

For the nine months ended September 30, 2018 and 2017, the Company earned revenue from countries as outlined in the table below:

Country	Revenue for the Nine Months Ended September 30, 2018	% of Total Revenue for the Nine Months Ended September 30, 2018	Revenue for the Nine Months Ended September 30, 2017	% of Total Revenue for the Nine Months Ended September 30, 2017
United States	$7,669,989	93.1%	$66,545	19.2%
Japan	128,644	1.6%	119,033	32.5%
Taiwan	137,821	1.7%	180,854	49.4%
France	233,220	2.8%	—	0.0%
Other	64,983	0.8%	—	—

For the three months ended September 30, 2018 and 2017, the Company earned revenue from countries as outlined in the table below:

Country	Revenue for the Three Months Ended September 30, 2018	% of Total Revenue for the Three Months Ended September 30, 2018	Revenue for the Three Months Ended September 30, 2017	% of Total Revenue for the Three Months Ended September 30, 2017
United States	$4,697,135	96.2%	$25,042	17.8%
Japan	40,705	0.9%	48,185	34.4%
Taiwan		0.0%	67,087	47.8%
France	89,167	1.8%	—	0.0%
Saudi Arabia	55,239	1.1%	—	0.0%

The Company did not have any significant currency translation or foreign transaction adjustments during the nine months ended September 30, 2018 or 2017.

NOTE 11 — SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued the following:

	Principal Amounts	Annual Interest Rate	Term	Conversion Price
Senior Secured Debentures	$12,200,000	10.00%	18 Months	N/A

In October 2018, the Company sold and issued $12.2 million principal amount of debentures and warrants to purchase an aggregate of up to 1,220,000 shares of the Company common stock.  In September 2018, the Company received $6.7 million as an advance against the purchase price of the debentures and warrants, recorded as a long-term liabilities in note payable, net, on the Company’s consolidated balance sheet. The net proceeds of the sale of the debentures and warrants were used to fund the loan to EJ Holding, Inc, referenced below.

The debentures bear interest at the rate of 10% per annum, payable monthly commencing November 1, 2018, and will mature on April 21, 2020. The Company will be obliged to redeem $1,000,000 principal amount of the debentures monthly, commencing in May 2019, and to redeem the debentures in full upon a “subsequent financing” of at least of $20 million, subject to certain exceptions, or in the “event of default” (as defined). The Company’s obligations under the debentures are secured by a security interest in substantially all of our assets, except for certain pledged marketable securities and are guaranteed by the U.S. subsidiaries, Emmaus Medical, Inc. and Newfield Nutrition Corporation.

The common stock purchase warrants are exercisable for five years beginning April 22, 2019 at an initial exercise price of $11.30 per share, which will be subject to reduction if we become a listed company or our common stock becomes quoted on a trading market based upon the public offering price or “VWAP” of the Company common stock. The exercise price also will be subject to adjustment in certain other customary circumstances.

T.R. Winston & Company, LLC acted as placement agent in connection with the sale of the debentures and warrants pursuant to an amended and restated fee agreement with us dated October 1, 2018. In accordance with the fee agreement, the Company paid T.R. Winston a cash fee equal to 5% of the gross proceeds received from the purchasers granted T.R. Winston warrants to purchase up to 120,000 shares of the Company common stock on the same terms as the common stock purchase warrants sold to the purchasers and reimbursed T.R. Winston for certain legal fees and expenses.

On October 9, 2018, the Company entered into a loan agreement dated October 3, 2018 with EJ Holding, Inc., a Japanese corporation, under which the Company made a long-term, unsecured loan to EJ Holdings, Inc. in the amount of 1.5 billion Japanese Yen, or approximately US$13.2 million.  EJ Holdings, Inc. is 40% owned by the Company. The loan bears interest at a nominal rate payable annually on September 30 of each year, and will be due and payable in full on September 30, 2028, unless previously paid.  The loan may be prepaid at any time without premium or penalty.

EJ Holdings, Inc. has entered into an acquisition agreement with Kyowa Hakko Bio Co. Ltd., a subsidiary of Kyowa Hakko Kirin Co., Ltd., to purchase Kyowa Hakko Bio Co. Ltd.’s manufacturing facility in Ube, Japan.  The proceeds of the Company’s loan to EJ Holdings, Inc. will be used to fund the acquisition, which is expected to occur in or about December 2019, subject to regulatory approval and other closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

With respect to the following discussion, the terms, “we,” “us,” “our,” “Emmaus” or the “Company” refer to Emmaus Life Sciences, Inc., and its wholly-owned subsidiary Emmaus Medical, Inc., a Delaware corporation, which we refer to as Emmaus Medical, and Emmaus Medical’s wholly-owned subsidiaries, Newfield Nutrition Corporation, a Delaware corporation, which we refer to as Newfield Nutrition, Emmaus Medical Japan, Inc., a Japanese corporation, which we refer to as EM Japan, Emmaus Life Sciences Korea, a Korean corporation which we refer to as ELSK and Emmaus Medical Europe Ltd., a U.K. corporation, which we refer to as EM Europe.

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

Endari is currently being marketed in the U.S. by Emmaus.  A Marketing Authorization Application, or MAA, has been submitted to the European Medicines Agency, or EMA, and is currently under review.  Endari has received Orphan Drug designation in the U.S., and Orphan Medicinal Product designation in the EU.

An investigational new drug application, or IND, to study diverticulosis was submitted to the FDA and we have received the Study May Proceed letter from the FDA.  We anticipate the pilot study for diverticulosis will commence in early 2019.

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

Until we can generate a sufficient amount of product revenue, future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of September 30, 2018, our accumulated deficit was $137.6 million and we had cash and cash equivalents of $16.7 million. Since inception we have had minimal revenues and have been required to rely on funding from sales of equity securities and debt financings and loans, including loans from related parties. Because of the numerous risks and uncertainties associated with pharmaceutical development, we are unable to predict if or when we will become profitable through the sales of Endari.

Financial Overview

Revenues

Since January 2018, we have generated revenues through the sale of Endari as a treatment for SCD. We also generate revenues to a much lesser extent from NutreStore L-glutamine powder, as well as AminoPure, a nutritional supplement.

Revenues from Endari product sales are recognized upon transfer to our distributors, which are our customers, when they obtain control of our products. These distributors subsequently resell our products to specialty pharmacy providers, health care providers, hospitals, patients and clinics. In addition to distribution agreements with these distributors, we enter into arrangements with specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products. These various discounts, rebates, and charge-backs are referred to as “variable consideration.” Revenues from product sales are recorded net of these variable considerations.

Prior to recognizing revenues, we forecast and estimate variable consideration. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Up until June 30, 2018, we recognized Endari sales revenues based upon the script data reports on shipments to patients as we did not have sufficient historical information to reliably forecast and estimate variable consideration and product returns. During the three months ended September 30, 2018, we obtained additional information based on new contracts signed with major distributors and pharmacies, knowledge of our reimbursement payor mix, as well as improved visibility as to the relatively fast turnover of Endari inventory at the distributor level. As such, the new information obtained in the three months ended September 30, 2018 provided us with the ability to better forecast and estimate the expected variable consideration related to sales to our distributors, which are customers of us, as well as establishing the expectation of a low level of product returns. Our gross sales of Endari to these customers were $1.3 million, $3.8 million and $5.5 million for the three month periods ended March 31, June 30 and September 30 of 2018, respectively. Our net revenues for Endari reported for these periods were $0.7 million, $2.3 million and $4.7 million for the three month periods ended March 31, June 30 and September 30 of 2018, respectively. The effect of being better able to forecast and estimate the expected variable consideration permitted us, in the three months ended September 30, 2018, to recognize $0.7 million in revenues that had been deferred in prior periods when we did not have sufficient historical information to reliably forecast and estimate variable consideration and product returns.

Provisions for returns and other adjustments are provided for in the period in which the related revenues are recorded. Actual amounts of consideration ultimately received may differ from our estimates.  If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenues in the period such variances become known.  The following are our significant categories of sales discounts and allowances:

Sales Discounts: We provide our customers prompt payment discounts that are explicitly stated in our contracts and are recorded as a reduction of revenues in the period the revenues are recognized.

Product Returns: We offer our distributors a right to return product purchased directly from us, which is principally based upon (i) overstocks, (ii) inactive product or non-moving product due to market conditions, and (iii) expired products. Product return allowances are estimated and recorded at the time of sale.

Government Rebates: We are subject to discount obligations under state Medicaid programs and the Medicare prescription drug coverage gap program.  We estimate Medicaid and Medicare prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenues are recognized, resulting in a reduction of product revenues and the establishment of a current liability that is included as an accrued liability in our balance sheet. Our liability for these rebates consists primarily of estimates of claims expected to be received in future periods related to recognized revenues.

Chargebacks and Discounts: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities at prices lower than the list prices charged to distributors.  The distributors charge us for the difference between what they pay for the products and our contracted selling price to these specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities.  These reserves are established in the same period that the related revenues are recognized, resulting in a reduction of revenues. Chargeback amounts are generally determined at the time of resale of products by our distributors.

Cost of Goods Sold

Cost of goods sold includes the raw materials, packaging, shipping and distribution costs of Endari, NutreStore and AminoPure.

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to contract research organizations (“CRO”) that conduct clinical trials of our product candidates, payroll-related expenses, study site payments, consultant fees, and activities related to regulatory filings, manufacturing development costs and other related supplies. The costs of later-stage clinical studies, such as Phase 2 and 3 trials, are generally higher than those of earlier stages of development, such as preclinical studies and Phase 1 trials. This is primarily due to the increased size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later-stage clinical studies.

The most significant clinical trial expenditures in prior years have been related to the CRO costs and the payments to study sites in our Endari clinical trials. The contract with the CRO is based on time and material expended, whereas the study site agreements are based on per patient costs as well as other pass-through costs, including, but not limited to, start-up costs and institutional review board fees. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs, including share-based compensation, for personnel in executive, finance, business development, information technology, marketing and legal functions. Other general and administrative expenses include facility costs, patent filing costs and professional fees and expenses for legal, consulting, auditing and tax services. Inflation has not had a material impact on our general and administrative expenses over the past two years. We expect general and administrative expenses to continue to increase as we add additional personnel to support the business and operations of the Company.

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

Inventories

Inventories consist of raw material, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. All of the raw material purchased during the nine months ended September 30, 2018 and 2017 was from one vendor.

Results of Operations

Three months ended September 30, 2018 and 2017

Net Income (Losses). Net income increased by $31.9 million, or 184%, to $14.6 million from a loss of $17.3 million for the three months ended September 30, 2018 and 2017, respectively. The increase in net income is primarily a result of a $30.2 million increase in other income, $4.8 million increase in net revenues, offset by a $3.1 million increase in operating expenses as discussed below. On an operating basis, without changes, in other income (expense), our loss from operations were $2.1 million as opposed to loss of $3.8 million for the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $137.6 million. Losses will continue as we transition from developmental stage to our next phase as a commercial organization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues increased by $4.8 million, or 4,800%, to $4.9 million from $0.1 million for the three months ended September 30, 2018 and 2017, respectively. Substantially all of these revenues were from Endari sales, and revenues from AminoPure, a nutritional supplement product and our NutreStore L-glutamine powder were immaterial. We expect Endari revenues to continue to increase as we expand our commercialization efforts in the United States and abroad.

Cost of Goods Sold. Cost of goods sold increased by $12,600, or 10%, to $141,200 from $128,600 for the three months ended September 30, 2018 and 2017, respectively. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the three months ended September 30, 2018 and 2017 was from one vendor. Cost of goods sold increased due to the increase in Endari sales during the third quarter of 2018.

Research and Development Expenses. Research and development expenses decreased by $0.1 million, or 25%, to $0.5 million from $0.4 million for the three months ended September 30, 2018 and 2017, respectively. This decrease was primarily due to a decrease in regulatory consulting expenses. We expect our research and development costs to increase in the remainder of 2018 to support our post‑approval commitment, work on marketing approvals outside the U.S. and potentially future clinical trial activity.

Selling Expenses. Selling expenses increased by $ 1.0 million, or 500%, to $1.2 million from $0.2 million for the three months ended September 30, 2018 and 2017, respectively. Selling expenses include the distribution fees, sales force fees, promotion, travel, marketing and branding expenses for Endari. Also included are the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure. The increase was primarily related to Endari as we launched the product during the current reporting period. We anticipate that our selling expenses will increase during the remainder of 2018 based on an increased selling effort of Endari.

General and Administrative Expenses. General and administrative expenses increased by $2.0 million, or 63%, to $5.2 million from $3.2 million for the three months ended September 30, 2018 and 2017, respectively. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. This increase was primarily due to an increase of $1.5 million in share-based compensation expense, an increase of $0.3 million in professional fees, an increase of 0.4 million in public relations and publications. We expect general and administrative expenses to continue to increase as we add additional personnel to support the commercialization of Endari and our other business operations.

Other Income and Expense. Total other income increased by $30.2 million, or 224%, to $16.7 million for the three months ended September 30, 2018, compared to $13.5 million in other expense for the three months ended September 30, 2017. The increase was primarily due to an increase of $30.0 million in a change in the fair value of the warrant derivative liabilities as a result of cashless exercise of 2013 Private Placement warrants and Broker Warrants and $9.6 million in unrealized gain on investment in marketable securities, partially offset by $7.6 million in loss on investment in marketable securities and $2.6 million increase of interest expense.

Operating Expenses Overall. We anticipate that our operating expenses will increase for, among others, the following reasons:

•

We intend to reinforce our sales and marketing team to commercialize Endari in the U.S. and to enter into one or more strategic partnership to market Endari in the EU and other territories, subject to marketing approvals.;

•

We anticipate increases in payroll and employee expenses associated with an increase in personnel, higher consulting, legal, accounting and investor relations costs, and increases in insurance premiums; and

•	We expect increases in research and development activities as we undertake development of our product candidates continues.

Nine months ended September 30, 2018 and 2017

Net Losses. Net losses increased by $3.4 million, or 9%, to $38.9 million from $35.5 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net losses is primarily a result of a $6.1 million increase in other expenses and a $4.8 million increase in operating expenses, offset by a $7.9 million increase in net revenues as discussed below. On an operating basis, without changes, in other income (expense), our loss from operations were $9.3 million as opposed to loss of $12.1 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $137.6 million. Losses will continue as we transition from developmental stage to our next phase as a commercial organization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that we will ever operate at a profit, even if all of our products are commercialized.

Revenues, Net. Net revenues increased by $7.8 million, or 2,147%, to $8.2 million from $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. Substantially all of these revenues were from Endari sales, and revenues from AminoPure, a nutritional supplement product and our NutreStore L-glutamine powder were immaterial. We expect Endari revenues to continue to increase as we expand our commercialization efforts in the United States and abroad.

Cost of Goods Sold. Cost of goods sold increased by $0.3 million, or 124%, to $0.5 million from $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. All of the raw material purchased during the nine months ended September 30, 2018 and 2017 came from one vendor. The increases in cost of goods sold were associated with increased sales of Endari sales during this period.

Research and Development Expenses. Research and development expenses decreased by $1.0 million, or 45%, to $1.3 million from $2.3 million for the nine months ended September 30, 2018 and 2017, respectively. This decrease was primarily due to a decrease in regulatory consulting expenses. We expect our research and development costs to increase during the remainder of 2018 to support our post‑approval commitment, work on marketing approvals outside the U.S. and potentially future clinical trial activity.

Selling Expenses. Selling expenses increased by $3.3 million, or 803%, to $3.7 million from $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. Selling expenses include the distribution fees, sales force fees, promotion, travel, marketing and branding expenses for Endari. Also included are the costs for distribution, promotion, travel, tradeshows and exhibits related to NutreStore and AminoPure. The increase was primarily related to Endari as we launched the product during the current reporting period. We anticipate that our selling expenses will increase during the remainder of 2018 as we expand our selling efforts.

General and Administrative Expenses. General and administrative expenses increased by $2.6 million, or 27%, to $12.1 million from $9.5 million for the nine months ended September 30, 2018 and 2017, respectively. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. This increase was primarily due to an increase of $1.2 million of profession fees, $0.4 million in share-based compensation expense and $0.4 million in public relations and publications. We expect general and administrative expenses to increase as we add additional sales and administrative personnel to support the commercialization of Endari.

Other Income and Expense. Total other expense increased by $6.1 million, or 26%, to $29.5 million for the nine months ended September 30, 2018, compared to $23.4 million in other expense for the nine months ended September 30, 2017. The increase was primarily due to an increase in unrealized loss on investment in marketable securities of $24.1 million, a $9.1 million increase in interest expense as a result of increased debt, a $7.6 million in loss on investment in marketable securities and a $3.2 million loss on debt extinguishment upon early repayment of debt to GPB offset by a positive change in the fair value of the warrant derivative liabilities of 36.6 million as a result of cashless exercise of 2013 Private Placement warrants ad Broker Warrants.

Operating Expenses Overall. We anticipate that our operating expenses will increase for, among others, the following reasons:

•

We intend to reinforce our sales and marketing team to commercialize Endari in the U.S. and to enter into one or more strategic partnerships to market Endari and the EU and other territories, subject to marketing approvals;

•

We anticipate increases in payroll and employee expenses associated with an increase in personnel, higher consulting, legal, accounting and investor relations costs, and increases in insurance premiums; and

•	We expect increases in research and development activities as we undertake to development of our product candidates continues.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenues and operating expenses, debt repayment obligations and cash and cash equivalents balance of $16.7 million as of September 30, 2018, we do not have sufficient operating capital for our business without raising additional capital. We had an accumulated deficit at September 30, 2018 of $137.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of Endari, research costs for corneal cell sheets using Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company. We have previously relied on private equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of September 30, 2018, we had outstanding notes payable in an aggregate principal amount of $50 million, consisting of $12.4 million of non-convertible promissory notes and $37.6 million of convertible notes. Of the $50 million aggregate principal amount of notes outstanding as of September 30, 2018, approximately $22.4 million is either due on demand or will become due and payable within the next 12 months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies, including the commercialization of Endari and the development in the United States of CAOMECS-based cell sheet technology.

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

Our current cash burn rate for the nine months ended September 30, 2018 was approximately $0.5 million per month.

Our cash flow from operations is not adequate and our future capital requirements will be substantial and may increase beyond our current expectations depending on many factors including, but not limited to: the number, duration and results of the clinical trials for our various product candidates going forward; unexpected delays or developments in seeking regulatory approvals; the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims; other unexpected developments encountered in implementing our business and commercialization strategies; the outcome of existing and any future litigation; and further arrangements, if any, with collaborators. Revenues from AminoPure and NutreStore products are currently not significant and we are unsure whether sales of these products will increase or sales of Endari will grow as expected. Until we can generate sufficient product revenue, our future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and licensing or other strategic arrangements. We have understanding or arrangements with respect to future financings, and there can be no assurance of the availability of such financing on terms acceptable to us (or at all).

For the nine months ended September 30, 2018 and during the year ended December 31, 2017, we borrowed varying amounts pursuant to convertible notes and non-convertible promissory notes, the majority of which have been issued to our officers and stockholders. As of September 30, 2018 and December 31, 2017, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $37.6 million and $12.4 million, respectively. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 10% to 11% and, except for the 2011 convertible note listed below in the principal amount of $0.3 million, are unsecured. The net proceeds of the loans were used for working capital purposes.

The table below lists our outstanding notes payable as of September 30, 2018 and December 31, 2017 and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding September 30, 2018	Discount Amount September 30, 2018	Carrying Amount September 30, 2018	Shares Underlying Notes September 30, 2018	Principal Outstanding December 31, 2017	Discount Amount December 31, 2017	Carrying Amount December 31, 2017	Shares Underlying Notes December 31, 2017
Notes payable
2013	10%	Due on demand	—	$879,400	$—	$879,400	—	$887,600	$—	$887,600	—
2015	10%	Due on demand	—	10,000	—	10,000	—	—	—	—	—
2016	10% - 11%	Due on demand	—	843,335	—	843,335	—	833,335	—	833,335	—
2017	11%	Due on demand	—	2,540,506	—	2,540,506	—	6,150,208	—	6,150,208	—
2018	10% - 11%	Due on demand - 18 months	—	6,811,000	30,000	6,781,000	—	—	—	—	—
				$11,084,241	$30,000	$11,054,241	—	$7,871,143	$—	$7,871,143	—

		Current		$4,384,241	$—	$4,384,241	—	$7,871,143	$—	$7,871,143	—
		Non-current		$6,700,000	$30,000	$6,670,000	—	$—	$—	$—	—
Notes payable - related party
2015	11%	Due on demand	—	—	—	—	—	310,000	—	310,000	—
2016	10%	Due on demand	—	270,000	—	270,000	—	810,510	—	810,510	—
2017	10%	Due on demand	—	915,751	—	915,751	—	915,751	—	915,751	—
2018	11%	Due on demand	—	159,223	—	159,223	—	—	—	—	—
				$1,344,974	$—	$1,344,974	—	$2,036,261	$—	$2,036,261	—

		Current		$1,344,974	$—	$1,344,974	—	$2,036,261	$—	$2,036,261	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$3.05 - $3.60	501,273	—	501,273	176,777	486,878	—	486,878	168,766
2016	10%	1 year - 2 years	$3.60 - $4.50	182,495	7,952	174,543	55,983	1,516,329	83,298	1,433,031	441,048
2017	10%	Due on demand - 2 years	$3.50 - $10.00	5,256,547	947,731	4,308,816	1,441,824	36,113,296	11,232,423	24,880,873	5,357,488
2018	6% - 10%	Due on demand - 2 years	$3.50 - $10.00	16,522,996	2,411,522	14,111,474	2,983,385	—	—	—	—
				$22,763,311	$3,367,205	$19,396,106	4,756,254	$38,416,503	$11,315,721	$27,100,782	6,065,587

		Current		$16,256,710	$2,119,066	$14,137,644	2,119,066	$12,860,912	$5,835,910	$7,025,002	3,449,984
		Non-current		$6,506,601	$1,248,139	$5,258,462	2,637,188	$25,555,591	$5,479,811	$20,075,780	2,615,603
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$200,000	$—	$200,000	71,127	$200,000	$—	$200,000	68,122
2015	10%	2 years	$4.50	200,000	—	200,000	56,109	200,000	—	200,000	53,905
2017	10%	2 years	$10.00	5,000,000	407,292	4,592,708	507,465	—	—	—	—
2018	10%	2 years	$10.00	9,400,000	1,058,320	8,341,680	971,577	—	—	—	—
				$14,800,000	$1,465,612	$13,334,388	1,606,278	$400,000	$—	$400,000	122,027

		Current		$400,000	$—	$400,000	127,236	$400,000	$—	$400,000	122,027
		Non-current		$14,400,000	$1,465,612	$12,934,388	1,479,042	$—	$—	$—	—
		Total		$49,992,526	$4,862,817	$45,129,709	6,362,532	$48,723,907	$11,315,721	$37,408,186	6,187,614

Cash flows for the nine months ended September 30, 2018 and September 30, 2017

Net cash provided by operating activities

Net cash flows provided by operating activities decreased by $1.4 million, or 41%, to a negative net cash flow of $4.7 million from $3.4 million for the nine months ended September 30, 2018 and 2017, respectively. This decrease was primarily due to a $3.4 million increase in net loss, offset by a $3.2 million decrease of working capital, a $5.1 million increase in the non-cash adjustments to net loss. The decrease in non-cash adjustments to net loss was primarily attributable to the following: a $24.1 million increase in unrealized loss on investment in marketable securities; a $7.6 million realized loss on securities available-for-sales; a $7.4 million in amortization of discount of convertible notes and a $3.2 million increase for loss on debt extinguishment, partially offset by a $37.0 million increase for the change in the fair value of warrant derivative liabilities and embedded conversion option;

Net cash used in investing activities

Net cash flows used in investing activities increased by $5.8 million, or 6,894%, to $5.9 million from $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities includes purchase of marketable securities and investment at cost, as well as purchase of property and equipment. This increase was primarily due to $6.4 million in sales of marketable securities.

Net cash from financing activities

Net cash flows from financing activities decreased by $13.5 million, or 208%, to negative cash flow of $7.0 million from positive cash flow of $6.5 million for the nine months ended September 30, 2018 and 2017, respectively, as a result of a $23.9 million increase in repayment of convertible and non-convertible promissory notes and a $7.5 million increase in repurchase of common stock and warrants, offset by a $18.6 million increase in proceeds from issuance of convertible and non-convertible promissory notes.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2018.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our DCP. Based upon this evaluation and due to the material weaknesses in our internal control over financial reporting as of December 31, 2017 described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s DCP were not effective. Our management is working at remediating the material weaknesses in our internal controls over financial reporting. However, we have not yet completed a full annual accounting cycle since December 31, 2017 to fully validate the remediation of the material weaknesses in our internal controls and the effectiveness of the Company’s DCP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We committed to remediating the control deficiencies that constituted the Material Weakness by implementing changes to our internal control over financial reporting. In 2017, we implemented measures designed to remediate the underlying causes of the control deficiencies that gave rise to the Material Weakness, including, without limitation:

•	engaging a third-party accounting consulting firm to assist us in the review of our application of GAAP on complex debt financing transactions;

•	using a GAAP Disclosure and SEC Reporting Checklist;

•

increasing the amount of external continuing professional training and academic education on accounting subjects for accounting staff including management staff to receive professional certification as a CPA or CMA;

•	enhancing the level of the precision of review controls related to our financial close and reporting; and

•	hiring a Chief Financial Officer

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 20, 2018, the Company issued a convertible note to a third party in the principal amount of $3,000,000 that bears interest at 6% per annum. The note is due on demand up to one year from the date of issuance. If the Company completes a qualified public offering, the principal amount of the note will automatically convert into shares of the Company's common stock at a conversion price equal to 80% of the initial public offering price in the qualified public offering. If the mandatory conversion is not executed, after three months of the loan date, the holder of the note may convert some or all of the unpaid principal amount thereof, including unpaid accrued interest, into shares of the Company's common stock at a conversion price of $10.00 per share.

On August 23, 2018, the Company refinanced a convertible note to a third party in the original principal amount of $578,813 with a new convertible note in the principal amount of $607,753 that bears interest at 10% per annum and matures in six months with an option on the part of the holder to renew for up to 1 year. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of Company common stock at $3.50 per share at any time during the term of the note upon the election of the holder.

In or about September 2018, we issued 1,649,735 shares of our common stock upon the exercise of our 2013 Private Placement warrant.

All of the securities noted above were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), or Regulation D under the Securities Act or, in the case of refinancing, upon the exemption from registration provided by Section 3(a)(9) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) of the Securities Act or Regulation D because the issuances did not involve a “public offering.” The issuances were not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of investors; (ii) there was no public solicitation; (iii) each investor was an “accredited investor” as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the investors. No broker-dealers were used in connection with such sales of unregistered securities. The securities issued in reliance upon the exemption from regulation Section 365(a) of the Securities Act qualified for the exemption because they were issued exclusively in exchange for our outstanding securities where no commission or remuneration was paid or given in soliciting the exchange.

The following table sets forth information with respect to the Company’s purchase of shares of the Company common stock during the three-month period ended September 30, 2018:

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

Exhibit Number	Description of Document

4.1	Form of 10% Senior Secured Debenture (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with Security Exchange Commission on September 17, 2018).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with Security Exchange Commission on September 17, 2018).

4.3	Convertible Promissory Note dated July 20, 2018 issued by the registrant to Vivozon Inc.

4.4	Convertible Promissory Note dated August 23, 2018 issued by the registrant to The Shitabata Family Trust

10.1

Securities Purchase Agreement entered into on October 1, 2018 among Emmaus Life Sciences, Inc. and the Purchasers thereunder (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2018).

10.2

Second Amendment to Securities Purchase Agreement entered into on October 1, 2018 among Emmaus Life Sciences, Inc. and the Purchasers thereunder (incorporated by reference from Exhibit 10.6 to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 5, 2018).

10.3

Form of Security Agreement among Emmaus Life Sciences, Inc., Emmaus Medical, Inc., Newfield Nutrition Corporation and the holders of 10% Senior Secured Debentures (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with Security Exchange Commission on September 17, 2018).

10.4

Form of Subsidiary Guarantee among Emmaus Medical, Inc., Newfield Nutrition Corporation and the holders of 10% Senior Secured Debentures (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with Security Exchange Commission on September 17, 2018).

10.5

Fee Agreement made as August 24, 2018 between Emmaus Life Sciences, Inc. and T.R. Winston & Company, LLC (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with Security Exchange Commission on September 17, 2018).

10.6

Amended and Restated Fee Agreement made as of October 1, 2018 between Emmaus Life Sciences, Inc. and T.R. Winston & Company, LLC (incorporated by reference from Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 5, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Emmaus Life Sciences, Inc.

Dated: November 14, 2018	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer

	By:	/s/ Kurt H. Kruger
	Name:	Kurt H. Kruger
	Its:	Chief Financial Officer