Form 10-K
period 2018-12-31
EMMAUS LIFE SCIENCES, INC.
filed 2019-03-21
CIK 1420031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non‑accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of shares of common stock held by non‑affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $390,094,571 based upon the last price at which the common stock was sold or issued.

There were 35,867,637 shares of common stock outstanding as of March 15, 2019.

TABLE OF CONTENTS

EMMAUS LIFE SCIENCES, INC.

TABLE OF CONTENTS TO ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS

The information contained in this Annual Report contains some statements that are not purely historical and that are considered “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Such forward‑looking statements include, but are not limited to: statements regarding our plans for our business and products; clinical studies and regulatory reviews of our products under development; our strategies and business outlook; our financial condition, results of operations and business prospects; the positioning of our products in relation to demographic and pricing trends in the relevant markets; and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations). These forward‑looking statements express our management’s expectations, beliefs, and intentions regarding the future. In addition, without limiting the foregoing, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward‑looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions and variations, or comparable terminology, or the negatives of any of the foregoing, may identify forward‑looking statements, but the absence of these words does not mean that a statement is not forward‑looking.

The forward‑looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments that are difficult to predict. We cannot guarantee future performance, or that future developments affecting our company will be those currently anticipated. These forward‑looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward‑looking statements, including the following:

•	market acceptance of Endari™ (L-glutamine oral powder) for Sickle Cell Disease (“SCD”) and our ability to successfully commercialize Endari in the United States and in other territories;
•

our ability to comply with any applicable pharmacovigilance (drug safety) regulatory requirements relating to Endari, including any required post‑approval safety studies, and the absence of any safety issues that would require withdrawal of Endari from the market or any warning or other material limitation on its prescription for or use by patients;

•	our reliance on a single third-party manufacturer for commercial suppliers of Endari and for clinical supplies of L-glutamine for our other product candidates;
•	our ability to obtain regulatory approvals and establish strategic partnerships to market and commercialize Endari for SCD outside the United States.;
•	our ability to obtain and maintain the U. S. Food and Drug Administration (“FDA”) and other regulatory approvals to market Endari and product candidates;
•	our ability to operate our business as planned despite continuing operating losses and cash outflows;
•

our ability to raise additional capital or enter into strategic relationships, or do both, in order to fund our operations and the commercialization of Endari and product development plans, including meeting our financial obligations under our existing agreements and any future licensing and related arrangements;

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

In this discussion, the terms, “we,” “us,” “our” or the “Company” refer to Emmaus Life Sciences, Inc., and its direct and indirect wholly‑owned subsidiaries.

On January 7, 2019, we announced our entry into an Agreement and Plan of Merger and Reorganization, dated as of January 4, 2019 (as it may be amended, the “MYnd Merger Agreement”), among Emmaus, MYnd Analytics, Inc. (“Parent” or “MYnd”) and Athena Merger Subsidiary, Inc. (“Merger Sub”), pursuant to which Merger Sub will merge (the “Merger”)   with and into Emmaus, with Emmaus surviving as a subsidiary of Parent. For a discussion of risks and uncertainties relating to the Merger, see “Risk Factors – Risks Relating to the Proposed Merger” in this Annual Report.

Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases and a leader in the treatment of sickle cell disease, or SCD. On July 7, 2017, the U.S. Food and Drug Administration, or FDA, approved our lead product, Endari™ (L-glutamine oral powder), to reduce the acute complications of SCD in adult and pediatric patients five years of age and older.

We began marketing and selling Endari in the United States in January 2018. Endari is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Additionally, Emmaus has distribution agreements in place with the nation’s leading distributors and pharmacy benefits managers, making Endari available at selected pharmacies nationwide. We realized net revenues from Endari™ sales of $0.7 million, $2.4 million and $4.8 million, respectively, in the first three quarters of 2018. We expect net revenues to continue to increase as we expand our marketing and commercialization efforts in the United States and commence marketing and commercialization outside the United States.

 In January 2018, we filed with the European Medicines Agency, or EMA, an application for marketing authorization of our L-glutamine oral powder in the European Union, or EU, for treating SCD. We expect the EMA’s decision regarding our application in the third quarter of 2019. If approved, we intend to seek to begin marketing and sale of our product in the EU by the end of 2019.

In January 2019, we entered into an exclusive license, supply and exclusive distribution agreement with taiba Healthcare, or taiba, to register, commercialize and distribute Endari™ in certain countries throughout the Middle East and North Africa, or MENA, region.

Endari has received Orphan Drug designation from the FDA and Orphan Medicinal designation from the European Commission, or EC, which designations generally afford marketing exclusivity for Endari for a seven-year period in the United

States and for a ten-year period in the EU, respectively, following marketing approval. Endari also will be entitled to an additional two years of marketing exclusivity in the EU based on Emmaus’ accepted pediatric investigation plan.

SCD is a rare, debilitating and lifelong hereditary blood disorder that affects approximately 100,000 patients in the U.S. and up to 25 million patients worldwide, the majority of which are of African descent. Approximately one in every 365 African-American children are born with SCD. FDA approval of Endari was based upon the results of a 48-week randomized, double-blind, placebo-controlled, multi-center Phase 3 clinical trial evaluating the effects of Endari, as compared to placebo in 230 adults and children with SCD. The results demonstrated that Endari reduced the frequency of sickle cell crises by 25% and hospitalizations by 33%. Additional findings included a 41% decrease in cumulative hospital days and greater than 60% fewer incidents of acute chest syndrome in patients treated with Endari.

The safety of Endari was based upon data from 298 patients, 187 treated with Endari and 111 patients treated with placebo in Phase 2 and Phase 3 studies. Endari’s safety profile was similar to placebo, and Endari was well-tolerated in pediatric and adult patients alike. The most common adverse reactions, occurring in more than 10% of patients treated with Endari, were constipation, nausea, headache, abdominal pain, cough, pain in extremity, back pain, and chest pain (non-cardiac).

On July 4, 2018, the FDA acknowledged receipt of our investigational new drug application, or IND, for the treatment of diverticulosis using the same pharmaceutical-grade L-glutamine oral powder used in Endari. We subsequently received a “Study May Proceed” letter from the FDA, and in April 2019 we intend to commence a Pilot/Phase 1 study of the safety and efficacy of pharmaceutical-grade L-glutamine oral powder in 10 patients at multiple study sites. The study will evaluate the change in the number and size of colonic diverticula and assess safety.

An Emmaus-led team at Los Angeles Biomedical Research Institute, or LA BioMed, an independent non-profit biomedical research organization academically affiliated with the David Geffen School of Medicine at University of California, at Los Angeles that works in partnership with Harbor-UCLA Medical Center, is conducting pre-clinical studies of Cultured Autologous Oral Mucosal Epithelial Cell Sheet, or CAOMECS, technology licensed by us from our strategic partner, CellSeed Inc., a Japanese company, which we refer to as CellSeed. Our lead CAOMECS program is for the treatment of corneal diseases. The development of CAOMECS for treating corneal and other diseases is in the early stages.

Sickle Cell Disease—Market Overview

Sickle cell disease is a genetic blood disorder that affects 20 million - 25 million people worldwide and occurs with increasing frequency among those whose ancestors are from regions including sub-Saharan Africa, South America, the Caribbean, Central America, the Middle East, India and Mediterranean regions such as Turkey, Greece and Italy. The U.S. Centers for Disease Control and Prevention estimates that there are as many as 100,000 patients with SCD in the United States, and we estimate there are approximately 80,000 patients in the EU. In regions such as Central Africa, 90% of patients with SCD die by age five and 99% of patients die by age 20. In all regions, SCD requires ongoing physician care and considerable medical intervention. The overall survival of patients in the United States with sickle cell anemia correlates with the severity of their symptoms, especially the number of crises per year.

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

Treatment of sickle cell crisis is burdensome and expensive for patients and payors, as it encompasses costs for hospitalization, urgent care and emergency room visits and prescription pain medication. Endari enhances nicotinamide adenine dinucleotide (“NAD”) synthesis to reduce excessive oxidative stress in sickle red blood cells that induces much of the damage leading to characteristic symptoms of SCD. We believe that Endari, when taken on a daily basis, will decrease the incidence of sickle cell crisis by restoring the flexibility and function of red blood cells in patients with SCD. We believe that regular use of Endari also will reduce the number of costly hospitalizations of patients with SCD, as well as unexpected urgent care and emergency room visits.

Limitations of the Current Standard of Care

The other approved pharmaceutical targeting sickle cell crisis is hydroxyurea, which is available in both generic and branded formulations. Hydroxyurea, a drug originally developed as an anticancer chemotherapeutic agent, has been approved as a once‑daily oral treatment for reducing the frequency of sickle cell crisis and the need for blood transfusions in adult patients with recurrent moderate to severe sickle cell crisis. In December 2017, the FDA granted Addmedica a regular approval to hydroxyurea (Siklos) to reduce the frequency of painful crises and the need for blood transfusions in pediatric patients two years of age and older with sickle cell anemia with recurrent moderate to severe painful crises. While hydroxyurea has been shown to reduce the frequency of sickle cell crisis in some patient groups, it is not suitable for many patients due to significant toxicities and side effects. In particular, hydroxyurea can cause a severe decrease in the number of blood cells in a patient’s bone marrow, which may increase the risk that the patient will develop a serious infection or bleeding, or that the patient will develop certain cancers. Another potential treatment option for SCD, bone marrow transplant, is limited in its use due to the lack of availability of matched donors and the risk of serious complications, including graft versus host disease, infection and potentially death, as well as by its high cost.

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

Endari, our Solution for SCD

We believe Endari may provide a safe and effective means for reducing the frequency of sickle cell crisis in patients with SCD and the need for costly hospital stays or treatment with pain medications such as opioid narcotics. Published academic research identifies L-glutamine as a precursor to NAD, which is the major molecule that regulates and prevents oxidative damage in red blood cells. Several published studies have identified that sickle red blood cells have a significantly increased rate of transport of glutamine, which appears to be driven by the cells’ need to promote NAD synthesis, protecting against the oxidative damage and thereby leading to further improvement in their regulation of oxidative stress. In turn this made sickle red blood cells less adhesive to cells of the interior wall of blood vessels. This implied that there is decreased chance of blockage of blood vessels especially the small ones. In summary, improved regulation of oxidative stress appears to lead to less obstruction or blockage of small blood vessels, thereby alleviating a major cause of the problems that patients with SCD face.

In December 2013, we completed a Phase 3 prospective, randomized, double blind, placebo controlled, parallel group multicenter clinical trial to measure, over a 48-week time frame, as its primary outcome, the reduction in the number of occurrences of sickle cell crises experienced by patients in the trial. All participants other than those who received placebo, including children, received up to 30 grams of Endari daily, dissolved in liquid, split between morning and evening—the same dosage as our Phase 2 clinical trial completed in 2009. Patients were randomized to the study treatment using a 2:1 ratio of Endari to placebo. The randomization was stratified by investigational site and hydroxyurea usage.

The clinical trial evaluated the efficacy and safety of Endari in 230 patients (5 to 58 years of age) with sickle cell anemia or sickle β°-thalassemia who had 2 or more painful crises within 12 months prior to enrollment. Eligible patients stabilized on hydroxyurea for at least 3 months continued their therapy throughout the study. The trial excluded patients who had received blood products within 3 weeks, had renal insufficiency or uncontrolled liver disease, or were pregnant (or planning pregnancy) or lactating. Study patients received Endari or placebo for a treatment duration of 48 weeks followed by 3 weeks of tapering.

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

1Abdominal pain = abdominal pain and abdominal pain, upper

Commercialization and Distribution

Endari is marketed in the United States by our contract sales organization. Our primary target physicians are Hematologists who specialize in sickle cell disease located in Sickle Cell Treatment centers as well as community-based Hematologists.

Endari is distributed to a limited number of hospitals and several hundred pharmacies via our specialty distributors. AmerisourceBergen, McKesson Plasma and Biologics and Cardinal Specialty.

Our combined sales to each of two distributors, AmerisourceBergen Specialty Group and McKesson Plasma and Biologics LLC, accounted for more than 10% of total revenues for the year ended December 31, 2018. On a combined basis, these distributors accounted for approximately 90% of our product sales in 2018, with other distributors and specialty pharmacies making up the remainder.

Sales and Marketing Plans for Endari

Since FDA approval of Endari, we have focused our efforts on building a sales and marketing force through a contract sales organization (CSO) to commercialize Endari in the United States. Our sales and marketing efforts are targeted across several different groups, including patients, physicians, health care providers, hospitals, treatment centers, insurance carriers, nonprofit associations, and potentially, collaborations with other pharmaceutical or biotechnology companies. Our in-house product specialists and our CSO sales representatives will focus on:

•	promote Endari to hematologist /oncologists and key opinion leaders in the area of SCD;
•	starting with our 31 Phase 3 clinical trial sites, promote awareness of Endari at all United States community‑based treatment centers;
•	develop collateral materials and informational packets about Endari to educate patients and physicians and garner industry support;
•	establish collaborative relationships with nonprofit organizations and patient advocacy groups that focus on SCD; and
•	identify potential licensees and other international opportunities to commercialize Endari, if approved by foreign regulatory authorities.

In January 2019, we entered into an exclusive license, supply and distribution agreement with taiba to register, commercialize and distribute Endari in certain countries throughout the MENA region. Under the terms of the agreement, Emmaus will be entitled to specified milestones payments and a high, double-digit royalty based upon net sales of Endari in the region. All costs for commercialization in the territory will be borne by taiba, which has its own distribution network in all Gulf Cooperation Council countries, with a regional office in Dubai and headquarters in Oman.

Diverticulosis

Diverticulosis, or the presence of colonic diverticula (i.e., pouches in the colon wall), is very common in industrialized nations, with its prevalence increasing with age. An estimated 40% of 60-year olds and 70% of 80-year olds have diverticulosis. Of these patients, 10% to 25% are expected to develop diverticulitis, the advancement of peridiverticular inflammation and infection, resulting in abdominal pain, nausea, vomiting, constipation, diarrhea, fever, and leukocytosis.

The pathogenesis of diverticulosis is believed to result from structural abnormalities of the colonic wall, disordered motility and low fiber diets. L-glutamine, a well-known and readily absorbed key intestinal nutrient, has yet to be investigated in the treatment of diverticulosis. However, relationships between glutamine and intestinal physiology have been extensively studied in inflammatory bowel diseases (i.e., ulcerative colitis, Crohn’s disease), short bowel syndrome and as a nutritional therapy for critical illnesses. Overall, glutamine elicits the following mechanisms of action within intestinal cells; promotion of enterocyte proliferation, regulation of tight junction proteins; suppression of pro-inflammatory signaling pathways; suppression of intestinal cell apoptosis and cellular stress; and microbiome regulation. Glutamine also helps to maintain intestinal tissue integrity through various signaling to pathways.

In April 2019, we intend to commence a Pilot/Phase 1 study of the safety and efficacy of pharmaceutical-grade L-glutamine oral powder in 10 patients at multiple study sites. The study will evaluate the change in the number and size of colonic diverticula and assess safety.

CellSeed Collaboration

In June 2016, we entered into a non-exclusive agreement with the Japanese company, CellSeed, Inc. (“CellSeed”), and Dr. Kohji Nishida of the Graduate School of Medicine, Osaka University, Japan, for the development of Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) for the treatment of corneal impairments in the United States. Under the agreement, we will be required to pay a single-digit royalty based upon net sales of the technology.

A cell sheet is a composite of cells grown and harvested in an intact sheet, rather than as individual cells. These cell sheets can be used for tissue transplantation or to engineer complex multilayer cell sheets composed of different types of cells. CellSeed’s technology involves culturing cells on a surface coated with the poly(N-isopropylacrylamide) temperature responsive polymer. The thinness of this polymer coating is measured at the nanometer scale. The cells cultured on this polymer can be harvested intact as a composite stratified cell sheet to transplant it precisely on the cornea. Using a patient’s own oral mucosal epithelial cells, we are working toward being able to grow and harvest a cell sheet for directly transplanting onto the cornea of the patient’s affected eye to repair the damaged cornea.

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

Research and Development

We spent $1.7 million and $2.8 million, respectively, in 2018 and 2017 on research and development. None of these costs are borne or sponsored by our customers.

Raw Materials and Manufacturing

Our SCD treatment uses pharmaceutical grade L‑glutamine (“PGLG”), which differs from non‑pharmaceutical grade L‑glutamine available as a nutritional supplement. There are limited suppliers from which we can obtain PGLG for the manufacturing of Endari and our other PGLG product candidates.

We currently obtain all of our PGLG, directly or indirectly, from Ajinomoto Health and Nutrition North America, Inc. (“Ajinomoto”), a subsidiary of Ajinomoto North American Holdings, Inc., a food, amino acid and pharmaceutical company. We believe that Ajinomoto produces the majority of the PGLG approved for sale in the United States.

Ajinomoto provided PGLG to us free of charge for our clinical trials of Endari, including our Phase 3 trial. In return, we have agreed to purchase from Ajinomoto substantially all of our commercial needs for PGLG, subject to certain exceptions. We have no long-term supply agreement with Ajinomoto.

On June 12, 2017, we entered into an API supply agreement with Telcon RF Pharmaceutical, Inc. (formerly, Telcon, Inc.), a South Korea-based company, or Telcon, pursuant to which Telcon paid us approximately ₩36.0 billion KRW (approximately $31.8 million USD) in consideration of the right to supply 25% of our requirements for bulk containers of

PGLG for a 15-year term. On July 12, 2017, we entered into a raw material supply agreement with Telcon which revised certain terms of the API supply agreement, which we refer to as the revised API agreement. The revised API agreement is effective for a term of five years with 10 one-year renewal periods. In the revised API agreement, we have agreed to purchase a total of 940,000 kilograms of PGLG at a fixed price of $50 per kilogram, or a total of $47.0 million, over the 15-year term of the agreement. In September 2018, we entered into an agreement with Ajinomoto and Telcon to permit Telcon to purchase L-glutamine from Ajinomoto for resale to us under the API agreement.

On October 15, 2018, EJ Holdings, Inc., a Japanese corporation which is 40% owned by Emmaus, announced that it had entered into an acquisition agreement with Kyowa Hakko Bio Co. Ltd., or Kyowa, a subsidiary of Kyowa Hakko Kirin Co., Ltd., to purchase Kyowa’s facility in Ube, Japan, for the manufacture of L-glutamine and other amino acids. The acquisition is expected to occur in or about December 2019, subject to the facility being compliant with current Good Manufacturing Practices, cGMP and other applicable regulatory requirements and customary closing conditions. Under the agreement, Kyowa will refurbish the plant at its expense and cooperate with us in ensuring cGMP compliance. If the acquisition is completed, we expect to enter into a long-term agreement with EJ Holdings, Inc. for the supply of L-glutamine.

Endari and any other commercial products we develop must be packaged by a facility that meets FDA requirements for cGMP. Packaging Coordinators, Inc. of Rockville, Illinois, has been approved by the FDA for packaging our commercial supplies of Endari. Previous compliance with cGMP requirements for the packaging of pharmaceutical products, however, does not guarantee the ability to maintain cGMP compliance for the packaging of pharmaceutical products in the future.

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

Sickle Cell Disease

Endari is approved as a therapy to reduce the acute complications of SCD in adult and pediatric patients 5 years of age and older. The other approved drug targeting a reduction in the frequency of sickle cell crisis is hydroxyurea, which is available in both generic and branded formulations. While hydroxyurea has been shown to reduce the frequency of sickle cell crisis in some patient groups, it is not suitable for all patients because it can have significant toxicities and side effects. In December 2017, the FDA granted Addmedica approval for hydroxyurea (Siklos) to reduce the frequency of painful crises and the need for blood transfusions in pediatric patients 2 years of age and older with sickle cell anemia with recurrent moderate to severe painful crises.

There is a high level of interest in SCD and we understand several academic centers and pharmaceutical companies are researching new treatments and therapies for SCD. There are studies underway testing different compounds that target various aspects of SCD pathophysiology. We are aware of two studies targeting the reduction or duration of vaso occlusive crisis events in patients with SCD which are currently in Phase 3 clinical trials sponsored by Global Blood Therapeutics and Pfizer Inc. In addition, Global Blood Therapeutics is expected to seek accelerated approval. Novartis has completed a Phase 2 trial and is expected to file for FDA approval in 2019. Ironwood Pharmaceuticals is conducting a Phase 2 trial.

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

Endari may compete with non-prescription grade L-glutamine, which is widely available as a dietary supplement at  substantially lower prices than Endari. Dietary supplements may be marketed without FDA approval, are generally not reimbursed by payors and are not subject to the rigorous quality control standards required by regulatory authorities for prescription drug products. Also, unlike prescription drug products, manufacturers of dietary supplements may not make claims that the supplements will cure, mitigate, treat or prevent disease, and we are not aware of any reports in peer-reviewed literature regarding the effectiveness of L-glutamine supplements in treating SCD in controlled clinical trials.

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

Government Regulation

The FDA and the EC have granted L-glutamine Orphan Drug designation and Orphan Medicinal designation, respectively, for the treatment of SCD.

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

Orphan Drug status in the EU has similar benefits, including a 10-year marketing exclusivity period following marketing authorization.

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

In particular, human therapeutic products, such as drugs, biologics and cell-based therapies, are subject to rigorous preclinical and clinical testing and other preapproval requirements of the FDA and similar regulatory authorities in other countries. Various federal and state statutes and regulations govern and influence pre- and post-approval requirements related to research, testing, manufacturing, labeling, packaging, storage, distribution and record keeping of such products to ensure the safety and effectiveness for their intended uses. The process of obtaining marketing approval and ensuring post approval compliance with the FD&C Act for drugs and biologics (and applicable provisions of the Public Health Service Act for biologics), and the regulations promulgated thereunder, and other applicable federal and state statutes and regulations, requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, marketing approval could adversely affect the marketing of any of our product candidates, our ability to receive product revenues, and our liquidity and capital resources.

The manufacture of these products is subject to cGMP regulations. The FDA inspects manufacturing facilities for compliance with cGMP regulations before deciding whether to approve a product candidate for marketing.

The steps required by the FDA before a new product, such as a drug, biologic or cell-based therapy, may be marketed in the United States include:

●	completion of preclinical studies (during this stage, the treatment is called a development candidate);

●

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

●	the conduct of adequate and well controlled clinical trials, usually completed in three phases, to demonstrate the safety and effectiveness of the product candidate for its intended use;

●

the submission to the FDA of a marketing application, a NDA, if the product candidate is a drug, that provides data and other information to demonstrate the product is safe and effective for its intended use (“BLA”), if the product candidate is a biologic that provides data and other information to demonstrate that the product candidate is safe, pure, and potent; and

●	the review and approval of the NDA or BLA by the FDA before the product candidate may be distributed commercially as a product.

In addition to obtaining FDA approval for each product candidate before we can market it as a product, the manufacturing establishment from which we obtain it must be registered and is subject to periodic FDA post approval inspections to ensure continued compliance with cGMP requirements. If, as a result of these inspections, the FDA determines that any equipment, facilities, laboratories, procedures or processes do not comply with applicable FDA regulations and the conditions of the product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of the manufacturing operations, recalls, the withdrawal of approval and debarment. Manufacturers must expend substantial time, money and effort in the area of production, quality assurance and quality control to ensure compliance with these standards.

Preclinical testing includes laboratory evaluation of the safety of a product candidate and characterization of its formulation. Preclinical testing is subject to Good Laboratory Practice (“GLP”) regulations. Preclinical testing results are submitted to the FDA as a part of an IND which must become effective prior to commencement of clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. In Phase 1, the product candidate under investigation (and therefore often called an investigational product) is initially administered to a small group of humans, either patients or healthy volunteers, primarily to test for safety (e.g., to identify any adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. In Phase 2, a slightly larger sample of patients who have the condition or disease for which the investigational product is being studied receive the investigational product to assess the effectiveness of the investigational product, to determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects. If the data show the investigational product may be effective and has an acceptable safety profile in the targeted patient population, Phase 3 studies, also referred to as pivotal studies or enabling studies, are initiated to further establish clinical safety and provide substantial evidence of the effectiveness of the investigational product in a broader sample of the general patient population, to determine the overall risk benefit ratio of the investigational product, and provide an adequate basis for physician and patient labeling. During all clinical studies, Good Clinical Practice (“GCP”) standards and applicable human subject protection requirements must be followed. The results of the research and product development, manufacturing, preclinical studies, clinical studies, and related information are submitted in a NDA or BLA to the FDA.

The process of completing clinical testing and obtaining FDA approval for a new therapeutic product, such as a drug, biologic or cell-based product, is likely to take a number of years and require the expenditure of substantial resources. If a NDA or BLA is submitted, there can be no assurance that the FDA will file, review, and approve it. Even after initial FDA approval has been obtained, post market studies could be required to provide additional data on safety or effectiveness. Additional pivotal studies would be required to support adding other indications to the labeling. Also, the FDA will require post market reporting and could require specific surveillance or risk mitigation programs to monitor for known and unknown side effects of the product. Results of post marketing programs could limit or expand the continued marketing of the product. Further, if there are any modifications to the product, including changes in indication, manufacturing process, labeling, or the location of the manufacturing facility, a NDA or BLA supplement would generally be required to be submitted to the FDA prior to or corresponding with that change, or for minor changes in the periodic safety update report that must be submitted annually to the FDA.

The rate of completion of any clinical trial depends upon, among other factors, sufficient patient enrollment and retention. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the trial, the number of clinical sites, the availability of alternative therapies, the proximity of patients to clinical sites, and the eligibility and exclusion criteria for the trial. Delays in planned patient enrollment might result in increased costs and delays. Patient retention could be affected by patient noncompliance, adverse events, or any change in circumstances making the patient no longer eligible to remain in the trial.

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

We have relied to date on a combination of patent licenses, trademark rights, trade secret protection, distribution agreements, manufacturing agreements, manufacturing capability and other unpatented proprietary information to protect our intellectual property rights. While we do not currently own any issued patents directed to the treatment of sickle cell anemia, we do own issued patents and patent applications directed to the treatment of diverticulosis, diabetes and hypertriglyceridemia. We furthermore have Orphan Drug market exclusivity for the treatment of sickle cell anemia with Endari in the United States (through July 7, 2024) and in the EU (ten years from the approval date, if approved).

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

Patents

We have issued patents related to compositions including PGLG and methods involving administration of PGLG for the treatment of diverticulosis in the United States, Japan, Australia, Mexico, China, Indonesia, Korea and Russia. A patent application related to the same subject matter has been allowed in the United States, and associated patent applications are currently pending in the United States, the EU, Brazil, India, Korea and Russia.

A patent directed to compositions for decreasing HbA1C levels in individuals who are shown to have average blood sugar levels in the diabetic range has issued in Japan. Associated applications are currently pending in the United States, Europe, Brazil, India, the Philippines, China and Indonesia, and a patent application directed to the treatment of hypertriglyceridemia is pending in Japan.

HbA1C levels are one of the best indicators of whether diabetics and prediabetics have blood sugar levels under control, through therapeutic application of L-glutamine. Diabetes is a chronic disease that occurs when the pancreas is no longer able to make insulin, or when the body cannot make good use of the insulin it produces. People with diabetes have an increased risk of developing a number of serious health problems including cardiovascular disease, kidney failure and blindness. Japan has more than 7 million diagnosed cases of diabetes, which represents about 7.6% of Japanese between the ages of 20 and 79. According to the U.S. Centers for Disease Control and Prevention, there are an estimated 29 million Americans living with diabetes and an estimated 86 million Americans with prediabetes, a serious health condition that can increase a person’s risk of developing type 2 diabetes.

Licenses and Promotional Rights Agreements

In June 2016, we entered into a non‑exclusive agreement with CellSeed and Dr. Kohji Nishida for the development of CAOMECS technology. Under this license agreement, we are required to pay royalties upon commercialization. The royalties to be paid are based on net sales per annum.

Trademarks

We currently own U.S. trademark registrations for “Emmaus Medical” and “Endari” and were recently granted a trademark registration for “Xyndari” (as Endari will be marketed if approved) in the EU. This joint proxy statement/prospectus also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this joint proxy statement/prospectus may appear without the® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

Facilities

We lease office space under operating leases from unrelated entities. The rent expense for the years ended December 31, 2018 and 2017 amounted to $668,620 and $563,382, respectively.

We lease 13,734 square feet of office space for our headquarters in Torrance, California, at a base rental of $48,087 per month. In December 2018, we have entered into an amended lease to expand our headquarter by an additional 7,559 square feet commencing June 1, 2019. The base monthly rent for this additional space of $27,590 will be payable commencing January 1, 2020. The amended lease will expire on February 29, 2026. We also lease an additional 1,600 square feet office space in Torrance, California, at a base rent of $2,240 per month and 2,986 square feet office space in New York, New York, at a base rent of $5,500, which leases will expire on January 31, 2020 and December 30, 2019, respectively.

In addition, we lease 1,322 square feet of office space in Tokyo, Japan, and 465 square feet of office space in Seoul, Korea, which leases will expire on September 30, 2020 and on November 29, 2019, respectively.

We believe our existing facilities are adequate for our operations at this time and we expect to be able to renew the office lease for our headquarters on commercially reasonable terms. In the event we determine that we require additional space to accommodate expansion of our operations, we believe suitable facilities will be available in the future on commercially reasonable terms as needed.

Employees

As of December 31, 2018, we had 31 employees, 28 of whom are full time, and we retained six consultants. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Corporate Information

We were organized as Orphan Drugs International, LLC on December 20, 2000 and changed our name to Emmaus Medical, LLC in March 2002. In October 2003, we undertook a merger reorganization with Emmaus Medical, Inc., which was originally incorporated in September 2003.

On May 3, 2011, pursuant to an Agreement and Plan of Merger dated April 21, 2011, we merged with AFH Merger Sub, Inc., a wholly owned subsidiary of AFH Acquisition IV, Inc., a “blank check” or “shell” company, and continued as the surviving company. Upon the closing of the 2011 merger, we (1) became the 100% parent of Emmaus Medical, (2) assumed the operations of Emmaus Medical and its subsidiaries and (3) changed our name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” On September 14, 2011, we changed our name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.”

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred losses since inception, and expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable.

We have had limited revenue and have sustained significant losses since inception. Our net losses were $ 57.9 million and $ 33.4 million for the years ended December 31, 2018 and 2017, respectively, and we had an accumulated deficit of $156.7 million as of December 31, 2018. Since inception, we have funded our operations through the private sale of equity securities and convertible notes and from other loans. We are likely to sustain operating losses for the foreseeable future, and we expect that we will continue to fund our operations primarily through the issuance of equity or debt securities, or other sources, such as possible strategic partnerships. Such financings or other sources may not be available in amounts or on terms acceptable to us, if at all. Our failure to raise capital as and when needed would inhibit our ability to continue operations and implement our commercialization and product development plans.

We expect to continue to incur significant operating losses and negative cash flow as we expands the commercialization of Endari™ in the U.S., seeks marketing authorization for Endari (Xyndari) in the EU and other foreign jurisdictions and commence our planned pilot Phase 2 study of our PGLG treatment for diverticulosis or other indications. These losses have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital. We are unable to predict the extent of any future losses or if or when we will become profitable. Our strategy depends heavily on the success of Endari for SCD. If we are unable to successfully commercialize Endari or any of our other product candidates, or if we experience significant delays or unexpected costs in doing so, our business may fail. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We have limited cash resources and will require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities or result in our inability to continue as a going concern.

We had cash and cash equivalents of $17.1 million as of December 31, 2018, of which $13.1 million was attributable to EJ Holdings, Inc., a consolidated variable interest entity (the “VIE”). We will require additional capital to successfully commercialize Endari for SCD and for potential future clinical trials and regulatory approvals of PGLG for diverticulosis or other indications, as well as further research and preclinical development of our CAOMECS technology. We have no committed sources of additional funding and our access to funding is uncertain. If we are not able to secure any needed funding, we may not be able to continue as going concern and may be forced to curtail commercialization of Endari or potential future clinical trials, seek to merge or be acquired by another company, cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, the holders of our common stock may lose their entire investment in our Company. Our future capital requirements will depend on many factors, including the factors described below under “Risks Relating to Our Commercialization of Endari” and “Risks Related to Development of Our Product Candidates” and other factors discussed below in this section.

In addition, if we do not meet our payment obligations to third parties as they become due, we may be subject to litigation claims and its ability to raise additional capital would be adversely affected. Even if we are successful in defending against these claims, litigation could result in substantial costs and would be a distraction to management and may result in unfavorable results that could further adversely impact our financial condition.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that additional capital is raised through the sale of equity securities or securities convertible into or exchangeable for equity securities, the issuance of those securities would dilute existing stockholders’ percentage ownership in our Company. The terms of such securities may include liquidation or other preferences that could adversely affect the rights of our existing stockholders. Moreover, the incurrence of debt financing could result in a substantial portion of our future operating cash flow, if any, being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. This could render us more vulnerable to competitive pressures and economic downturns.

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

The market prices of our common stock of other companies could decline.

We hold marketable securities in other companies. The marketable securities recorded on our balance sheets are marked-to-market on a quarterly basis and the market price of the marketable securities could fluctuate significantly and may decline for many reasons, including reasons unrelated to the companies’ performance.

Our marketable securities are pledged to our creditors, and we may be unable to sell or liquidate them at attractive prices, or at all.

As of December 31, 2018, all shares of Telcon common stock were pledged to secure our obligations under the revised API agreement with Telcon. In addition, as of December 31, 2018, all shares of our CellSeed common stock were pledged to secure our outstanding $300,000 convertible note held by Mitsubishi UFJ Capital III Limited Partnership that is due on demand. As such, we may not be able to sell or liquidate the shares at attractive prices, or at all so long as these arrangements are in effect.

RISKS RELATED TO COMMERCIALIZATION OF ENDARI

We are at an early stage in the commercialization of Endari. We cannot predict if or when we will generate sufficient revenues to become profitable.

Endari for treatment of SCD was approved for sale by the FDA on July 7, 2017 and in January 2018, we began marketing and selling Endari in the U.S., so there is limited historical basis upon which to assess how we will respond to regulatory, competitive or other challenges to our ability to commercialize Endari on a profitable basis. We are unable to predict the amount of revenues or profits, if any, that we will generate from the sale of Endari.

Our ability to generate sufficient revenues from Endari and to transition to profitability and generate positive cash flow will depend on numerous factors described in the following risk factors, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses to continue to increase in the near-term as we expand the commercialize Endari, and we may not be able to generate sufficient revenues to offset this anticipated increase in expenses. If we are unable to transition to profitability and generate positive cash flow over time, our business, results of operations and financial condition would be materially and adversely affected, which could result in our inability to continue operations.

We are dependent on the commercial success of our only approved product, Endari, and, although we expect to generate significant revenue from sales of Endari, we may never become profitable.

In the near term, our ability to become profitable will depend upon the commercial success of Endari. In addition to the risks discussed elsewhere in this section, our ability to generate future revenues from the sale of Endari will depend on a number of factors, including, but not limited to:

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

In addition, SCD treatments can be costly to third-party payors and patients. Accordingly, hospitals and physicians may resist prescribing Endari and third-party payors, and patients may not purchase Endari due to cost considerations.

We have no internal manufacturing capabilities. We purchase PGLG utilized in Endari from a single third party. Our ability to obtain PGLG in sufficient quantities and quality, and on a timely basis, is critical to our commercialization of Endari. There is no assurance that this supplier will produce PGLG in the quantities and quality and at the times it is needed, if at all. Moreover, the replacement of any of this supplier could lead to significant delays and increases in our costs.

We rely on a single third party for the commercial supply of Endari. Our ability to commercially supply Endari will depend, in part, on our ability to successfully outsource most, if not all, of the aspects of its commercial manufacture at competitive costs and in accordance with regulatory requirements. If we fail to maintain supply relationships with this third party, we may be unable to continue to commercialize Endari.

If our third-party supplier fails to deliver the required commercial quantities of Endari on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers on a timely basis, Endari sales could be interrupted, which could have a material adverse effect on our business, results of operations and financial condition.

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

Manufacturers and suppliers are subject to regulatory requirements including current cGMPs which cover, among other things, manufacturing, testing, quality control and recordkeeping relating to Endari, and are subject to ongoing inspections by FDA, the Drug Enforcement Agency, DEA and other regulatory agencies. We do not control the manufacturing processes of third-party manufacturers, and we will be currently completely dependent on them. If any of our third-party manufacturers cannot successfully manufacture product that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of Endari or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercially supply Endari.

We may not be successful in executing sales and marketing strategies for Endari.

We have contracted for a targeted sales force of sales representatives for Endari™ marketing, trade and distribution functions. There is no assurance that we will be successful in commercializing Endari. Our potential competitors currently have in-house sales and marketing organizations and significantly greater experience than we do in selling, marketing and distributing pharmaceuticals, and we may not be able to compete successfully with them.

We face intense competition, including from non-pharmaceutical grade L-glutamine supplements, and if our competitors market or develop alternative treatments that are demonstrated to be safer or more effective than Endari, our commercial opportunities will be reduced or eliminated.

L‑glutamine is manufactured in large quantities, primarily by a few large chemical companies, and processed and sold as nutritional supplements. The sale of non-pharmaceutical grade L‑glutamine supplements at prices lower than the prices that we must charge for Endari to become and remain profitable could have a material adverse effect on our results of operations.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as Endari, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for product candidates and other resources than us.

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for Endari, on reasonable pricing terms, its commercial success may be severely hindered.

Successful sales of Endari depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming we obtain coverage for Endari, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use Endari unless reimbursement is adequate to cover a significant portion of the cost of Endari.

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

The majority of Endari sales are to specialty distributors and specialty pharmacies who, in turn resell Endari to pharmacies, hospitals and other customers. The loss of any of these specialty distributors and specialty pharmacies’ accounts or a material reduction in their Endari purchases could have material adverse effect on our business, results of operations, financial condition and prospects.

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

Our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. We will need to expand our scientific, sales and marketing, managerial, operational, financial and other resources to support the planned expansion of our Endari marketing and commercialization activities, as well as our product development efforts.

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

The commercial use of Endari will expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with Endari. Endari is designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with Endari could result in injury to a patient or even death. In addition, a liability claim may be brought against us even if Endari merely appears to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with Endari. If we cannot successfully defend ourselves against product liability claims we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for Endari;
•	impairment of our business reputation;
•	recall or withdrawal of Endari from the market;
•	costs of related litigation;
•	distraction of management’s attention from our business;
•	substantial monetary awards to patients or other claimants; or
•	loss of revenues.

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

We may not be able to obtain and enforce patent rights or intellectual property rights that cover Endari and that are of sufficient breadth to prevent third parties from competing against us.

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

•	Orphan Drug status in the European Union is subject to exclusions similar to those in the United States; and
•	there are many countries, including some key markets for Endari, in which we do not have intellectual property coverage and where neither orphan drug nor data exclusivity is available.

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

RISKS RELATED TO DEVELOPMENT OF OUR PRODUCT CANDIDATES

We may not be able to receive regulatory approval for our pharmaceutical grade L‑glutamine treatment for diverticulosis or other indications, which would adversely affect our future prospects.

All of our other product candidates are still in preclinical development. Regulatory approval is required to market our PGLG treatment for diverticulosis or other indications and for any other product candidates we may develop. There are many reasons that our product development efforts may fail or be delayed, including:

•	the failure of preclinical or clinical trials of our product candidates or to receive necessary regulatory approvals from any foreign regulatory authorities in a timely manner, or at all;
•	disruptions in the clinical supplies of our product candidates or increased costs of such supplies;
•	the introduction of new products by our competitors and other market factors; and
•	restrictions imposed by regulatory or governmental authorities.

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

Generally speaking, whether we complete our clinical trials in a timely manner, or at all, for any product candidate is dependent in part upon: (i) the date the applicable investigational new drug, or IND becomes effective enabling us to commence the applicable clinical studies (which, under U.S. law, occurs no more than 30 days after the FDA receives the IND, unless the FDA places the IND on clinical hold, in which case the FDA may request us to provide additional data from completed preclinical studies or undertake additional preclinical studies, the latter of which could materially delay the clinical and regulatory development of the applicable product candidate); (ii) the engagement of clinical trial sites and clinical investigators; (iii) reaching an agreement with clinical investigators on acceptable clinical trial agreement terms, clinical trial protocols or informed consent forms; (iv) obtaining approval from the institutional review boards used by the clinical trial sites we seek to engage; (v) the rate of patient enrollment and retention; and (vi) the rate to collect, clean, lock and analyze the clinical trial database.

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

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

If the L‑glutamine manufacturer upon which we rely fails to produce in the volumes and quality that we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face interruptions in the commercialization of, or be unable to meet demand for Endari and may lose marketing exclusivity and potential revenues.

We have no manufacturing capability and depend entirely upon a single third-party manufacturer for commercial supplies of Endari and for clinical supplies of our L-glutamine product candidates under development. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Our third-party manufacturer may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments at foreign facilities, financial difficulties or other problems beyond their control and may not be able to expand their capacity or to produce additional supplies for us if demand for our products increases beyond our expectations. If we are unable to ensure adequate supplies of Endari or other products for which we have obtained orphan drug designation and marketing exclusivity, the FDA may approve another drug for marketing, which could have a material adverse effect on our business and financial condition.

We currently obtain our pharmaceutical grade L‑glutamine from Ajinomoto Health & Nutrition North America, Inc., or Ajinomoto, which is one ow two producers of the majority of pharmaceutical grade L‑glutamine approved for sale in the United States. We intend to continue to rely on Ajinomoto but we have not entered into, and may not be able to establish, a long‑term supply agreement with Ajinomoto on acceptable terms. Furthermore, pursuant to a letter of intent between us and Ajinomoto, we have agreed to purchase, directly or indirectly under our agreement with Telcon RF Pharmaceutical Inc., to purchase from Ajinomoto substantially all of our commercial requirements for  L‑glutamine. If Ajinomoto were to experience any manufacturing or production difficulties, or we were unable to purchase sufficient quantities of pharmaceutical grade L‑glutamine from an alternative supplier on acceptable terms, it could interrupt our sales of Endari and have a material, adverse effect on our results of operations.

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

Where appropriate, we seek patent protection for inventions we conceive and reduce to practice. Patent protection, however, is not available for all of these inventions, and, for some of these inventions, patent protection may be limited. In addition, in developing some of our inventions, we may have to design around patents held by others. If we must spend significant time and money protecting our patents, designing around patents held by others or in‑licensing patent or other proprietary rights held by others, potentially for large fees, our business and financial prospects may be harmed.

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

Competitors may infringe our issued patents, trade secrets, know‑how or other intellectual property. To counter infringement or unauthorized use or to determine the scope and validity of our intellectual property rights, we may be required to file infringement claims or pursue other proceedings, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that our patent is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation or other proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly, subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from the third party, any or all of which could have a material adverse effect on our business.

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

Even though we have obtained Orphan Drug designation for Endari, we may not be able to maintain Orphan Drug marketing exclusivity for this product or any of our other product candidates.

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

We are seeking regulatory approval for Endari for SCD outside of the United States and may do so for our other product candidates and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

We rely on IT networks and systems, including those of third-party service providers, to collect, process, store and transmit confidential information including, but not limited to, personal information and intellectual property for a variety of functions including, but not limited to, conducting clinical trials, financial reporting, data and inventory management. We also have outsourced certain services, including recruiting services, call center services, contract sales organization services and other ancillary services relating to the commercial marketing and sale of Endari in the United States, as well as significant elements of our IT security systems, and, as a result, our service providers have access to our confidential information. Despite the implementation of security measures and recovery plans, our network and information systems and those of third parties we use are vulnerable to damage from computer viruses, cyberattacks, physical or electronic break-ins, service disruptions, and security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur, our operations may be disrupted, and we may suffer from economic loss, reputational harm, regulatory actions or other legal proceedings. Further, such breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased risks of the actions described above.

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

Our principal stockholders are able to significantly influence matters submitted to stockholders for approval, and may have interests that differ from our stockholders, generally.

As of December 31, 2018, our officers and directors controlled approximately 30.0% of our outstanding share of common stock, and our Chairman and Chief Executive Officer controlled approximately 27% of our outstanding shares. These stockholders can exert significant influence in determining the outcome of corporate actions requiring stockholder approval and that otherwise control our business, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, and may have interests that differ from our stockholders, generally.

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

In the event a public trading market develops for our common stock, the price and trading volume of our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analyst commences coverage of us, the trading price for our common stock and other securities would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our common stock could decrease, which could cause the price and trading volume of our common stock to decline.

We have identified a material weakness in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weakness is not remediated, or if after remediation we are unable to maintain appropriate controls, the accuracy and timing of our financial reporting may be adversely affected.

We have identified a material weakness in our internal control over financial reporting and, as a result of such weakness, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2018. The material weakness related to our inadequate financial closing process, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process and insufficient entity risk assessment process as well as to maintain effective controls over the completeness and accuracy of financial reporting.

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

We incur significant costs as a result of being an SEC reporting company, and our management is required to devote substantial time to compliance efforts.

As an SEC-reporting company, we incur significant legal, accounting and other expenses. The Sarbanes‑Oxley Act of 2002, the Dodd‑Frank Wall Street Reform and Consumer Protection Act and related SEC regulations have significantly increased the costs and risks associated with SEC reporting. We would be required to comply with additional rules if our common stock becomes listed on a stock exchange. Our management and other personnel need to devote a substantial amount of time and financial resources to comply with these requirements, as well any new requirements implemented by the SEC. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time‑consuming and costly and could lead to a diversion of management time and attention from revenue generating activities to compliance activities. We are currently unable to estimate these costs with any degree of certainty. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain director and officer liability insurance.

Our certificate of incorporation and bylaws and Delaware law may have anti‑takeover effects that could discourage, delay or prevent a change in control or adversely affect the value of our common stock.

Our certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our certificate of incorporation and bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or  tender offers or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

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

Our bylaws, as amended, designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our bylaws provide that, unless we consents in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii)

any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim that is governed by the internal affairs doctrine. our bylaws also provide that any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our bylaws. This choice-of-forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our bylaws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings to fund our business and operations. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

RISKS RELATED TO THE PROPOSED MERGER

There are a number of risks and uncertainties relating to the Proposed Merger, including the following:

The Merger may be delayed or may not be completed.

The completion of the Merger is subject to a number of conditions set forth in the MYnd Merger Agreement, and there is no assurance when or whether the Merger will be completed.  Despite our efforts to identify and evaluate MYnd and to negotiate the MYnd Merger Agreement, we may not be successful in completing the Merger. If the Merger is not completed, there is no assurance that we would be able to undertake or complete an alternative transaction.

We may incur substantial fees and expenses if the Merger Agreement is terminated.

The MYnd Merger Agreement may be terminated by us or MYnd as provided in the MYnd Merger Agreement.  Depending upon the reasons for the termination, we may be required to pay MYnd a termination fee of $750,000 or $1,600,000 and to reimburse MYnd for up to $600,000 of third-party expenses incurred by it in connection with the Merger.

We will incur substantial expenses in connection with the completion of the Merger.

If the Merger is completed, we will be required to pay our financial advisor in connection with the Merger a cash fee of $1.0 million, and we will succeed to certain net liabilities of MYnd not to exceed $750,000 in the aggregate.  The completion of the Merger also may trigger the right of the holder of our outstanding common stock purchase warrant dated December 29, 2017 to purchase up to 240,764 shares of our common stock to cause us to purchase the warrant at a cash price based upon the Black-Scholes Option Pricing Model and the assumptions set forth in the warrant.  If the holder were to exercise such repurchase right, if any, triggered by the Merger, such repurchase price could be substantial.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease office space under operating leases from unrelated entities. The rent expense during the years ended December 31, 2018 and 2017 amounted to 668,620 and 563,382, respectively.

We lease 13,329 square feet of office space for our headquarters in Torrance, California, at a base rental of $48,087 per month. In December 2018, we have entered into an amended lease to expand our headquarter by an additional 7,559 square feet commencing June 1, 2019. The base monthly rent for this additional space of $27,590 will be payable commencing January 1, 2020. The amended lease will expire on February 29, 2026. We also lease an additional 1,600 square feet office space in Torrance, California at a base rent of $2,240 per month and 2,986 square feet office space in New York, New York, at a base rent of $5,500, which will expire on January 31, 2020 and December 30, 2019, respectively.

In addition, we lease 1,322 square feet of office space in Tokyo, Japan and 465 square feet of office space in Seoul, Korea, which leases will expire on September 30, 2020 and November 29, 2019, respectively.

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

Holders

As of March 15, 2019, we had approximately 498 stockholders of record.

Dividends

We did not pay cash dividends on our common stock in the years ended December 31, 2018 and 2017, and do not expect to do so in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors in its discretion and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

On October 2, 2018, we refinanced with an unaffiliated third party an outstanding convertible promissory note in the original principal amount of $200,000 with a convertible promissory note of like tenor in the principal amount of $220,000.  The original convertible promissory note was issued on October 2, 2017.  The convertible promissory note bears interest at the rate of 10% per annum and is for a term of one year. The principal amount plus any unpaid accrued interest due under the convertible note is convertible at the option of the holder into shares of Emmaus common stock at a conversion price of $10.00 per share, the fair value of the common stock at the time of issuance of the original convertible promissory note.

On October 14, 2018, we refinanced with an unaffiliated third party an outstanding convertible promissory note in the original principal amount of $4,143,657 with a convertible promissory note of like tenor in the principal amount of $4,350,840.  The original convertible promissory note was issued on October 14, 2016.  The convertible promissory note bears interest at the rate of 10% per annum and is for a term of six months with an option on the part of the holder to renew for up to one year. The principal amount plus any unpaid accrued interest due under the convertible note is convertible at the option of the holder into shares of Emmaus common stock at a conversion price of $3.50 per share, the fair value of the common stock at the time of issuance of the original convertible promissory note.

On December 18, 2018, we sold and issued 100,000 shares of common stock to a single unaffiliated third party at a price of $10.00 per share in cash for aggregate proceeds price of $1,000,000.

On December 21, 2018, we refinanced with an unaffiliated third party an outstanding convertible promissory note in the original principal amount of $120,960 with a convertible promissory note of like tenor in the principal amount of $145,152.  The original convertible promissory note was issued on December 21, 2014.  The convertible promissory note bears interest at the rate of 10% per annum and is for a term of two years. The principal amount plus any unpaid accrued interest due under the convertible note is convertible at the option of the holder into shares of Emmaus common stock at a conversion price of $3.60 per share, the fair value of the common stock at the time of issuance of the original convertible promissory note.

During the quarter ended December 31, 2018, we refinanced with unaffiliated third parties outstanding convertible promissory notes at their aggregate face value of $2,460,235. The original convertible promissory notes were issued during the 4th quarter of 2016.  The convertible promissory notes bear interest at 10% per annum and mature on the nine- month or one-year anniversary dates of the notes. If our common stock becomes quoted on the OTC market, the principal amount of the notes, and in the case of some of the notes all accrued and unpaid interest will automatically convert into shares of our common stock at a conversion price of $4.50 per share, the fair value of our common stock on the date of issuance of the original convertible promissory notes. At or after the first anniversary of the loan date, at their option the holders of the notes may convert all or a portion of the unpaid principal and accrued interest into shares of our common stock at a conversion price of $4.50 per share.

The conversion prices of the foregoing convertible notes generally are subject to appropriate adjustment in the event of any stock splits, stock dividends, recapitalizations and similar transactions with respect to the capital stock of the Company.

The securities described above were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), or Regulation D under the Securities Act or, in the case of refinancings, upon the exemption from registration provided by Section 3(a)(9) of the Securities Act. The transactions qualified for the exemptions because they did not involve any public solicitation and all of the investors were “accredited investors” as defined in Rule 501 under the Securities Act. Except as described above, no broker-dealers were involved in connection with such sales of unregistered securities. The securities issued in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act qualified for the exemption because they were issued exclusively in exchange for our outstanding securities where no commission or remuneration was paid or given in soliciting the exchange.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2018	495,000	$$7.60(1)	NA	NA
November 1 - 30, 2018	—	—	---	---
December 1 - 31, 2018			—	---

(1)	The shares were purchased on October 3, 2018 from Telcon RF Pharmaceutical Inc. pursuant to the terms of an Additional Agreement dated July 2, 2018.

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

With respect to the following discussion, the terms, “we,” “us,” “our,” “Emmaus” or the “Company” refer to Emmaus Life Sciences, Inc., and its direct and indirect wholly-owned subsidiaries.

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

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. On July 7, 2017, the U.S. Food and Drug Administration, or FDA, approved Emmaus’ lead product, Endari™ (L-glutamine oral powder), to reduce the severe complications of sickle cell disease, or SCD, in adult and pediatric patients five years of age and older, and in January 2018, we began marketing and selling Endari™ in the U.S. Endari™ has received Orphan Drug designation from the FDA and Orphan Medical designation from the European Commission, or EC, which designations afford marketing exclusivity for Endari™ for a seven-year period in the U.S. and ten-year period in the E.U., respectively, following marketing approval.

Until we began marketing and selling Endari™ in the U.S. in early 2018, we had minimal revenues and relied upon funding from sales of equity securities and debt financings and loans, including loans from related parties. As of December 31, 2018, our accumulated deficit was $156.7 million and we had cash and cash equivalents of $17.1 million, of which $13.1 million was attributable to EJ Holdings, Japan for which we consolidate as a variable interest entity (“VIE”). Until we can generate sufficient Endari™ sales revenues, our future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Because of the numerous risks and uncertainties associated with pharmaceutical development, we are unable to predict if or when we will become profitable through the sales of Endari.

Emmaus Medical, LLC was organized on December 20, 2000. In October 2003, Emmaus Medical, LLC undertook a merger reorganization with Emmaus Medical, Inc., which was originally incorporated in September 2003.

Pursuant to an Agreement and Plan of Merger dated April 21, 2011, which we refer to as the Merger Agreement, by and among us, AFH Merger Sub, Inc., our wholly‑owned subsidiary, which we refer to as AFH Merger Sub, AFH Advisory and Emmaus Medical, Emmaus Medical merged with and into AFH Merger Sub on May 3, 2011 with Emmaus Medical continuing as the surviving entity, which we refer to as the Merger. Upon the closing of the Merger, we changed our name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” On September 14, 2011, we changed our name to “Emmaus Life Sciences, Inc.”

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

Financial Overview

Revenue

Since January 2018, we have generated revenues through the sale of Endari as a treatment for SCD. We also generate revenues to a much lesser extent from AminoPure, a nutritional supplement.

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

Up until June 30, 2018, we recognized Endari sales revenues based upon the script data reports on shipments to patients as we did not have sufficient historical information to reliably forecast and estimate variable consideration and product returns. During the three months ended September 30, 2018, we obtained additional information based on new contracts signed with major distributors and pharmacies, knowledge of our reimbursement payor mix, as well as improved visibility as to the relatively fast turnover of Endari inventory at the distributor level. As such, the new information obtained in the three months ended September 30, 2018 provided us with the ability to better forecast and estimate the expected variable consideration related to sales to our distributors, which are customers of us, as well as establishing the expectation of a low level of product returns. Our gross sales of Endari to these customers were $1.3 million, $3.9 million , $5.7 million and $ 7.8 million for the three month periods ended March 31, June 30 , September 30, and December 31, 2018, respectively. Our net revenues for Endari reported for these periods were $0.7 million, $2.4 million, $4.8 million and $6.7 million for the three month periods ended March 31, June 30, September 30 and December 31, 2018, respectively.

Provisions for returns and other adjustments are provided in the period in which the related revenues are recorded. Actual amounts of consideration ultimately received may differ from our estimates.  If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenues in the period such variances become known.  The following are our significant categories of sales discounts and allowances:

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

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to contract research organizations (“CRO”) that conduct clinical trials of our product candidates, payroll‑related expenses, study site payments, consultant fees, and activities related to regulatory filings, manufacturing development costs and other related supplies. The costs of later stage clinical studies, such as Phase 2 and 3 trials, are generally higher than those of earlier stages of development, such as preclinical studies and Phase 1 trials. This is primarily due to the increased size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later stage clinical studies.

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

Inventories

Inventories consist of raw material, finished goods and work-in-process and are valued on a first‑in, first‑out basis and at the lower of cost or net realizable value. Substantially all of the raw material purchased for the year ended December 31, 2018 and 2017 were from a single supplier.

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

We also estimate the total fair value of any beneficial conversion feature and accompanying warrants in allocating debt proceeds. The proceeds allocated to the beneficial conversion feature are determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of our common stock as of the date of issuance. In situations where the debt includes both a beneficial conversion feature and a warrant, the proceeds are allocated to the warrants and beneficial conversion feature based on the pro‑rata fair value. We use the Binomial Monte‑Carlo Cliquet (aka Ratchet) Option Pricing Model option pricing model to determine the fair value of our warrants.

Notes payable to related parties, interest expense and accrued interest to related parties are separately identified in our consolidated financial statements. We also disclose significant terms of all transactions with related parties.

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

Fair Value of Common Stock

We are required to periodically estimate the fair value of our common stock when issuing share‑based awards and accounting for share‑based compensation expense. The fair value of the common stock underlying our share-based awards was determined on each grant date by our board of directors, with the assistance of management and an independent third‑party valuation expert. We considered multiple approaches to valuing our common stock. The Probability Weighted Expected Return Method (“PWERM”) and the option pricing method were selected as the methods to allocate the enterprise value to the common stock. PWERM requires the projection of several likely scenarios and the determination of the future value of equity within different scenarios. For the scenarios analyzed, a Market Approach was used to derive the value of equity for two liquidity event scenarios and for a staying private scenario. In applying the Market Approach, we relied on data of actual transactions that have occurred in our industry, more specifically orphan drug companies and pharmaceutical companies in Phase 3. Using PWERM, shares were valued upon the probability‑weighted present value of expected future net cash flows, considering various future outcomes available to the company, discount rate as determined using the capital asset pricing model, as well as the rights of each share class. We then applied a probability weight to the value per share under each scenario and summed the resulting weighted values per share to estimate the fair value per share of our common stock. The majority of the weighting was applied to the liquidity event scenarios which relied on market transactions with similar type companies. We also apply a discount for lack of marketability of our common stock, as there is not established market for our common stock.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at December 31, 2018 and 2017. The fair value of our debt instruments is not materially different from their carrying values as presented. The fair value of our convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6 to our consolidated financial statements.

Certain of our outstanding warrants contain nonstandard anti-dilution protections or a cashless exercise feature and, consequently, are accounted for as liabilities that are remeasured at fair value on a recurring basis, whose fair value is determined using Level 3 inputs. The Level 3 inputs in the valuation of warrants include expected term and expected volatility.

Marketable Securities

Marketable securities are recorded at cost and any increases or decreases in fair market value are recorded as unrealized gains or losses, net of taxes in accumulated other comprehensive income. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

Financial Overview

	Year Ended December 31,
	2018	2017
CONSOLIDATED STATEMENTS OF LOSS
REVENUES, NET	$15,076,822	$513,447
COST OF GOODS SOLD	763,520	283,833
GROSS PROFIT	14,313,302	229,614
OPERATING EXPENSES
Research and development	1,722,897	2,815,106
Selling	4,813,529	1,233,013
General and administrative	17,876,527	15,071,360
Total operating expenses	24,412,953	19,119,479
LOSS FROM OPERATIONS	(10,099,651)	(18,889,865)
OTHER INCOME (EXPENSE)
Other income	737,971	—
Loss on debt extinguishment	(3,244,769)	—
Change in fair value of warrant derivative liabilities	20,674,000	(15,777,000)
Change in fair value of embedded conversion option	466,000	—
Net losses on equity investment in marketable securities	(43,977,002)	—
Interest and other income (loss)	231,604	(6,768)
Interest expense	(22,825,190)	(11,000,559)
Total other income (expenses)	(47,937,386)	(26,784,327)
LOSS BEFORE INCOME TAXES	(58,037,037)	(45,674,192)
INCOME TAXES (BENEFIT)	6,222	(12,303,110)
Net Loss including noncontrolling interests	(58,043,259)	(33,371,082)
Net loss (income) attribute to noncontrolling interests	145,699	—
NET INCOME ATTRIBUTE TO THE COMPANY	(57,897,560)	(33,371,082)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(57,880,431)	$11,355,449
NET LOSS PER COMMON SHARE	$(1.65)	$(0.96)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	35,097,990	34,790,498

Years ended December 31, 2018 and 2017

Net Losses attribute to the Company. Net losses attribute to us were $57.9 million for the year ended December 31, 2018 compared to $33.4 million for the year ended December 31, 2017, representing an increase of $24.5 million, or 73%. The increase in net losses was primarily a result of a $21.2 million increase in other expenses and a $5.3 million increase in operating expenses, partially offset by a $14.6 million increase in net revenues as discussed below. As of December 31, 2018, we had an accumulated deficit of approximately $156.7 million. Losses will continue as we transition from developmental stage to a commercial organization. As a result, we anticipate that we will continue to incur net losses and be unprofitable for the foreseeable future.

Revenues, Net. Net revenues increased $14.6 million, or 2,836% to $15.1 million from $0.5 million for the years ended December 31, 2018 and 2017, respectively. Substantially all of these revenues were from Endari sales. We expect Endari revenues to continue to increase as we expand our commercialization efforts in the United States and abroad.

Cost of Goods Sold. Cost of goods sold increased $0.5 million, or 169%, to $0.8 million from $0.3 million for the years ended December 31, 2018 and 2017, respectively. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. The increases in cost of goods sold were associated with increased Endari sales in 2018.

Research and Development Expenses. Research and development expenses decreased by $1.1million, or 39%, to $1.7 million from $2.8 million for the years ended December 31, 2018 and 2017, respectively. This decrease was primarily due to a decrease in regulatory consulting expenses. We expect our research and development costs to increase to support our post‑approval commitment, work on marketing approvals outside the U.S. and potentially future clinical trial activity.

Selling Expenses. Selling expenses increased $3.6 million, or 290%, to $4.8 million from $ 1.2 million for the years ended December 31, 2018 and 2017, respectively. Selling expenses include the sales force fees, promotion, travel, marketing and branding expenses for Endari. The increase was primarily related to Endari as we launched the product in 2018. We anticipate that our selling expenses will increase as we expand our selling efforts.

General and Administrative Expenses. General and administrative expenses increased $2.8 million, or 19%, to $17.9 million from $15.1 million for the years ended December 31, 2018 and 2017, respectively. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. This increase was due to an increase of $ 2.9 million of professional fees. We expect general and administrative expenses to increase as we add additional sales and administrative personnel to support the commercialization of Endari.

Other Income and Expense.  Total other expenses increased by $21.2 million, or 79%, to $47.9 million expense from a $26.8 million expense for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to an unfavorable change in net loss on investment in marketable securities of $44.0 million, an increase of interest expense of $11.8 million as a result of increased debt balance and an increase in loss on debt extinguishment of $3.2 million upon early repayment of debt to GPB, partially offset by a favorable change in the fair value of the warrant derivative liabilities of $36.5 million as a result of cashless exercise of 2013 warrants.

We anticipate that our operating expenses will increase for, among others, the following reasons:

•

We intend to reinforce our sales and marketing team to commercialize Endari in the U.S. and to enter into one or more strategic partnerships to market Endari in the EU and other territories, subject to marketing approvals;

•	We anticipate increases in payroll and employee expenses associated with an increase in personnel, higher consulting, and investor relations costs, and increases in insurance premiums; and
•	We expect increases in research and development activities as we undertake our post-approval commitment and the development of our product candidates.

Seasonality

We are in the early stages of commercialization of Endari and are continuing to assess how seasonal factors may affect our business.  Our experience to date suggests that there may be seasonal variations in our Endari sales due to factors such as the year-end holiday period, severe winter weather conditions in certain regions of the United States, seasonal conditions that may affect medical practices and provider activity, including for example influenza outbreaks that may inhibit patients from seeking treatment for their SCD or filling or refilling prescriptions for Endari and possibly other factors relating to the timing of patient deductibles and co-insurance limits.

Liquidity and Capital Resources

Based on our losses to date, anticipated future net revenues and operating expenses, debt repayment obligations and cash and cash equivalents balance of $17.1 million as of December 31, 2018, of which $13.1 million is attributable to a VIE, we do not have sufficient operating capital for our business without raising additional capital. We had an accumulated deficit at December 31, 2018 of $156.7 million. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of Endari, research costs for our pilot study of our L-glutamine product in the treatment of diverticulosis and corneal cell sheets using Cultured Autologous Oral Mucosal Epithelial Cell Sheet (“CAOMECS”) technology and the expansion of our corporate infrastructure, including costs associated with being a public reporting company. We have historically relied on private equity offerings, debt financings, and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of December 31, 2018, we had outstanding notes payable in an aggregate principal amount of $55.2 million, consisting of $17.1 million of non‑convertible promissory notes and $38.1 million of convertible notes. Of the $55.2 million aggregate principal amount of notes outstanding as of December 31, 2018, approximately $34.9 million is either due on demand or will become due and payable within the next twelve months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

As described in Note 2 to our consolidated financial statements, we have had recurring operating losses, have a significant amount of notes payable and other obligations due within the next twelve months and expect to incur ongoing operating losses that exceed our existing cash balances and cash expected to be generated from operations for the foreseeable future. Our current cash burn rate is approximately $ 0.5 million a month.  Until we can generate a sufficient product revenue, our future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and licensing or other strategic arrangements. We have no understanding or arrangements with respect to future financings, and there can be no assurance of the availability of such capital on terms acceptable to us (or at all).  Until we can generate a sufficient product revenue, our future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and licensing or other strategic arrangements. We have no understanding or arrangements with respect to future financings, and there can be no assurance of the availability of such capital on terms acceptable to us (or at all). Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.

 There also is no assurance that sales of Endari will increase as expected.

For the years ended December 31, 2018 and 2017, we borrowed varying amounts pursuant to convertible notes and non‑convertible promissory notes. As of December 31, 2018 and 2017, the aggregate principal amounts outstanding under convertible notes and non‑convertible promissory notes totaled $ 55.2 million and $ 48.7million, respectively. The convertible notes and non‑convertible promissory notes bear interest at rates ranging from 5% to 13.5% and, except for the 2011 convertible note listed below in the principal amount of $0.3 million, are unsecured. The net proceeds of the loans were used for working capital purposes.

The table below lists our outstanding notes payable as of December 31, 2018 and 2017, and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding December 31, 2018	Discount Amount December 31, 2018	Carrying Amount December 31, 2018	Shares Underlying Notes December 31, 2018	Principal Outstanding December 31, 2017	Discount Amount December 31, 2017	Carrying Amount December 31, 2017	Shares Underlying Notes December 31, 2017
Notes payable
2013	10%	Due on demand	—	$908,900	$—	$908,900	—	$887,600	$—	$887,600	—
2015	10%	Due on demand	—	$10,000	—	10,000	—	—	—	—	—
2016	10% - 11%	Due on demand	—	843,335	—	843,335	—	833,335	—	833,335	—
2017	5% - 11%	Due on demand	—	2,575,410	—	2,575,410	—	6,150,208	—	6,150,208	—
2018	10% - 11%	Due on demand- 18 months	—	12,311,000	9,233,089	3,077,911	—	—	—	—	—
				$16,648,645	$9,233,089	$7,415,556	—	$7,871,143	$—	$7,871,143	—

		Current		$12,448,645	$6,054,484	6,394,161	—	$7,871,143	$—	$7,871,143	—
		Non-current		$4,200,000	$3,178,605	1,021,395	—	$—	$—	$—	—
Notes payable - related party
2015	11%	Due on demand	—	$—	—	$—	—	$310,000	—	$310,000	—
2016	10% - 11%	Due on demand	—	270,000	—	270,000	—	810,510	—	810,510	—
2017	10%	Due on demand	—	38,583	—	38,583	—	915,751	—	915,751	—
2018	11%	Due on demand		159,223	—	159,223	—	—	—	—	—
				$467,806	$—	$467,806	—	$2,036,261	$—	$2,036,261	—

		Current		$467,806	$—	$467,806	—	$2,036,261	$—	$2,036,261	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$3.05 - $3.60	518,846	—	518,846	183,648	486,878	—	486,878	168,766
2016	10%	Due on demand - 2 years	$3.60 - $4.50	61,535	—	61,535	16,753	1,516,329	83,298	1,433,031	441,048
2017	10% - 13.5%	Due on demand - 3 years	$3.50 - $10.31	2,819,835	348,944	2,470,891	899,613	36,113,296	11,232,423	24,880,873	5,357,488
2018	6% - 10%	Due on demand - 2 years	$3.50 - $10.00	19,555,566	6,168,939	13,386,627	3,664,143	—	—	—	—
				$23,255,782	$6,517,883	$16,737,899	4,862,442	$38,416,503	$11,315,721	$27,100,782	6,065,587

		Current		$16,604,029	$5,350,681	$11,253,348	3,981,232	$12,860,912	$5,835,910	$7,025,002	3,449,984
		Non-current		$6,651,753	$1,167,202	$5,484,551	881,210	$25,555,591	$5,479,811	$20,075,780	2,615,603
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$200,000	$—	$200,000	74,182	$200,000	$—	$200,000	68,122
2015	10%	2 years	$4.50	200,000	—	200,000	58,350	200,000	—	200,000	53,905
2017	10%	2 years	$10.00	5,000,000	311,458	4,688,542	532,671	—	—	—	—
2018	10%	2 years	$10.00	9,400,000	871,460	8,528,540	971,963	—	—	—	—
				$14,800,000	$1,182,918	13,617,082	1,637,166	$400,000	$—	$400,000	122,027

		Current		$5,400,000	$311,458	$5,088,542	665,203	$400,000	$—	$400,000	122,027
		Non-current		$9,400,000	$871,460	$8,528,540	971,963	$—	$—	$—	—
		Grand Total		$55,172,233	$16,933,890	$38,238,343	6,499,608	$48,723,907	$11,315,721	37,408,186	6,187,614

Note: Notes payables and convertible note payables for certain individuals have been reclassified from unrelated party to related party and vice versa from fiscal year ended December 31, 2017 and 2018 as the relationships with these individuals have changed.

Subsequent to the year ended December 31, 2018, the Company issued the following:

Common Shares Issued after December 31, 2018	Amounts	Number of Shares Issued
Common shares	$1,885,000	227,500

Cash Flows

Net cash used in operating activities

Net cash flows from operating activities decreased by $29.8 million, or 123%, to a negative net cash flow of $5.7 million for year ended December 31, 2018 from a positive net cash flow of $24.2 million for the year ended December 31, 2017. The decrease was primarily due to a decrease in working capital of $36.7 million partially offset by a decrease in loss from operation of $8.8 million.

Net cash used in investing activities

Net cash flows from investing activities increased by $38.0 million, or 118%, to $5.9 million of positive cash flow from $32.1 million of negative cash flow for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to $6.4 million of cash proceeds from sales of marketable securities in 2018, as compared to a $31.9 million cash payment for marketable securities of Telcon in 2017.

Net cash from financing activities

Net cash flows from financing activities decreased by $34.8 million, or 120%, to $5.7 million of negative cash flow from $29.1 million of positive cash flow for the years ended December 31, 2018 and 2017, respectively, primarily as a result of a $23.5 million decrease in repayments of promissory notes and convertible notes and $11.3 million.

Off‑Balance‑Sheet Arrangements

We have no off-balance sheet arrangements.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2018. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of December 31, 2018, because of the continuance of a material weakness (the “Material Weakness”) in our internal control over financial reporting due to inadequate financial closing process, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process and insufficient entity risk assessment process. Notwithstanding the Material Weakness, our management, based on the substantial work performed, concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this Annual Report.

We committed to remediating the control deficiencies that constituted the Material Weaknesses by implementing changes to our internal control over financial reporting. In 2018, we implemented measures designed to remediate the underlying causes of the control deficiencies that gave rise to the Material Weaknesses, including, without limitation:

•	engaging third‑party accounting consulting firms to assist us in the review of our application of GAAP on complex debt financing transactions and on ASC 606 revenue from contracts with customers;
•	use of GAAP Disclosure and SEC Reporting Checklist;
•

increased the amount of external continuing professional training and academic education on accounting subjects for accounting staff including management staff to receive professional certification as a CPA or CMA;

•	enhanced the level of the precision of review controls related to our financial close and reporting; and
•	engaging other supplemental internal and external resources.

Our management concluded that, as of December 31, 2018, while the remedial actions implemented in an effort to remediate the underlying causes of the control deficiencies that gave rise to the Material Weakness has been completed for certain areas, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary to remediate the Material Weakness. Specifically, we are continuing to address the adequacy of the depth and sufficiency of human resources with the technical GAAP expertise available in our accounting and finance department to appropriately identify, research, analyze and conclude upon the proper accounting treatment for complex or unusual transactions involving options, equities, and other financial instruments as well as to maintain effective controls over the completeness and accuracy of financial reporting for complex or unusual transactions. Because certain corrective actions specific to this Material Weakness have not been fully implemented as of the date of this report, the Material Weakness was not considered remediated as of December 31, 2018.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by a company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In conducting our review of our internal control over financial reporting, we identified a continuing material weakness in our internal control over financial reporting due to inadequate segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process and insufficient entity risk assessment process. This material weakness relates to the adequacy of resources and controls resulting from us not having an adequate level of resources with the appropriate level of training and experience in regards to the application of generally accepted accounting principles for certain complex transactions.

To assist with the accounting for complex and/or significant unusual transactions, we have retained a consulting professional with greater knowledge and experience of GAAP and related regulatory requirements to supplement our internal resources and added other accounting professionals to our accounting staff. We also have implemented procedures to evaluate and improve our existing internal control documentation and procedures to develop clear identification of key financial and reporting controls over complex or significant unusual transactions. We continue to strengthen our procedures and staffing levels in order to fully address this material weakness.

Attestation Report

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not subject to the attestation requirement because we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

Except as described above, based on the evaluation of our management as required by paragraph (d) of Rule 13a‑15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Yutaka Niihara, M.D., M.P.H.	59	Chairman and Chief Executive Officer
Willis C. Lee	58	Vice-Chairman and Chief Operating Officer
Kurt H. Kruger	63	Chief Financial Officer
Lan T. Tran, M.P.H.	43	President and Chief Administrative Officer
Yasushi Nagasaki, C.P.A.	51	Senior Vice President, Finance
Ian Zwicker	71	Director
Masaharu Osato, M.D.	64	Director
Wei Peu Zen	66	Director
Robert Dickey IV	63	Director

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

Willis C. Lee, M.S. has served as Chief Operating Officer of the company since May 2011, as a director since December 2015, as Vice-Chairman of the board of directors since January 2016 and as our Chief Financial Officer from October 2016 to July 2018. Mr. Lee also previously served as a director of Emmaus Life Sciences, Inc. from May 2011 to May 2014 and again from to December 2015 to January 2016. Mr. Lee also served as the Co-Chief Operating Officer and Chief Financial Officer and as a director of Emmaus Medical from March 2010 to May 2011. Prior to that, he was the Controller at Emmaus Medical from February 2009 to February 2010. From 2004 to 2010, Mr. Lee led worldwide sales and business development of Yield Dynamics product group at MKS Instruments, Inc., a provider of instruments, subsystems, and process control solutions for the semiconductor, flat panel display, solar cell, data storage media, medical equipment, pharmaceutical manufacturing, and energy generation and environmental monitoring industries. Mr. Lee also served as President and Managing Director of Kenos Inc., a private service provider that provides funeral services to individuals, from January 2004 to December 2008. Mr. Lee held various managerial and senior positions at semiconductor companies such as MicroUnity Systems Engineering, Inc., a private semiconductor company that designs and develops new generation multimedia processors for computers and cable control boxes, from August 1995 to July 1996, HPL, Inc., a public semiconductor company that provides a software platform that enables data-driven decisions by gathering, managing and analyzing semiconductor manufacturing data, from June 2000 to October 2002, Syntricity, Inc., a private semiconductor software company that provides a software platform that enables data-driven decisions by gathering, managing and analyzing semiconductor manufacturing data, from November 2002 to April 2004 and also at Reden & Anders, a subsidiary of United Healthcare that provides actuarial services including capitation and risk assessment analyses for healthcare insurance carriers, from September 1996 to June 2000. Mr. Lee received his B.S. and M.S. in Physics from University of Hawaii (1984) and University of South Carolina (1986), respectively. We believe Mr. Lee is qualified to serve as a director due to his extensive knowledge and experience, as well as his intimate knowledge of the company through his service as executive officer of the company and Emmaus Medical.

Kurt H. Kruger has enjoyed a 30-plus year career in the life sciences industry. His deep involvement in the life sciences industry has ranged from product design and development as a biomedical engineer to raising capital for, and following, publicly traded medical products companies as an equity research analyst. Most recently Kruger was with WR Hambrecht + Co., where he served from June of 2014 until July of 2018 as an investment banker in life sciences in its New York office. From 2012 to 2014, Mr. Kruger was a consultant in the life sciences practice group at Navigant Consulting Company, based in New York City. Early in his career, he served as a marketing manager for CPI/Guidant, now Boston Scientific, a large pacemaker company, where he developed the launch plans for the first-ever implantable defibrillator. He then went on to Wall Street where he continued to work in life sciences as a high-profile equities research analyst for two well-regarded former investment banks, Hambrecht & Quist and Montgomery Securities (Banc of America Securities), which played significant roles in funding many of the notable biotechnology and medical products companies such as Genentech, Xoma, Amgen, Ventritex, Cytyc and Kyphon.

Lan T. Tran, M.P.H. has served as our Chief Administrative Officer since May 2011 and as President since January 2018. She previously served as Corporate Secretary from May 2011 until September 2018 and as Co-President from January 2016 until being named President. She has served as the Co-Chief Operating Officer and Corporate Secretary of Emmaus Medical, Inc. since April 2010 and as the Chief Compliance Officer of Emmaus Medical, Inc. since May 2008. Prior to joining Emmaus Medical, Ms. Tran was with LA BioMed, a non-profit medical research and education company, from September 1999 to April 2008 and held positions of increasing responsibility including Grants and Contracts Trainee from September 1999 to March 2000, Grants and Contracts Officer from April 2000 to August 2004, Associate Director, Pre-Clinical/Clinical Trials Unit from September 2004 to June 2005, Director, Pre-Clinical/Clinical Trials Unit from July 2005 to June 2007, and Assistant Vice President, Research Administration from June 2007 to April 2008. In her position as Director, Pre-Clinical/Clinical Trials Unit and Assistant Vice President, Research Administration, Ms. Tran was part of the executive management team of LA BioMed and was responsible for all administrative aspects of research in her assigned area at LA BioMed, which had a research budget of $61,000,000 in 2008. Ms. Tran holds a B.S. in Psychobiology from UCLA, which was awarded in 1999, and a Masters of Public Health from UCLA which was awarded in 2002.

Yasushi Nagasaki, C.P.A. has served as our Senior Vice President Finance since April 2012. From May 2011 to April 2012, Mr. Nagasaki served as our Chief Financial Officer. From September 2005 until joining us, Mr. Nagasaki was the Chief Financial Officer of Hexadyne Corporation, an aerospace and defense supplier. Mr. Nagasaki also served on the board of directors at Hexadyne Corporation from September 2005 to April 2011. From May 2003 to August 2005, Mr. Nagasaki was the Controller at Upsilon Intertech Corporation, an international distributor of defense and aerospace parts and sub systems. Mr. Nagasaki is a Certified Public Accountant and received a B.A. in Commerce from Waseda University and a M.A. in International Policy Studies from the Monterey Institute of International Studies, a graduate school of Middlebury College.

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

Wei Peu Zen is Vice Chairman and Chief Executive Officer of Wai Kee Holdings Limited, a Hong Kong-based construction and infrastructure company whose shares are listed on the Main Board of Hong Kong Stock Exchange. He is also the Chairman, Chief Executive Officer and Managing Director of Build King Holdings Limited, a subsidiary of Wai Kee Holdings Limited. In addition, he is the Co-Chairman of Road King Infrastructure Limited, an associated corporation of Wai Kee Holdings Limited. The shares of both Build King Holdings Limited and Road King Infrastructure Limited are listed on the Main Board of Hong Kong Stock Exchange. Mr. Zen has over 40 years of experience in civil engineering, and is responsible for the overall management of Wai Kee Group and oversees the operations of Wai Kee Group. Mr. Zen holds a B.Sc. degree in Engineering from The University of Hong Kong and a M.B.A. degree from The Chinese University of Hong Kong and is a member of both the Institution of Civil Engineers and the Hong Kong Institution of Engineers and a fellow member of the Institute of Quarrying, UK. He is a past Honorary Treasurer of Hong Kong Construction Association and a member of HKTDC Infrastructure Development Advisory Committee. He is also the President of Hong Kong Contract Bridge Association. We believe Mr. Zen is qualified to serve as a director due to his executive experience and business expertise.

Robert Dickey IV has served as a Managing Director at Danforth Advisors since August 2018. Danforth Advisors provides finance support and strategy for life science companies, including CFO advisory, financial analysis, capital raising, and transactional support/execution for public offerings and M&A. Mr. Dickey served as a member on the board of directors at Sanuthera, Inc., a privately held medical device company, from 2013 to 2017, and was employed as Chief Financial Officer of Motif Bio Plc., a NASDAQ and London AIM exchange-listed antibiotics company, from January 2017 to February 2018. He also previously was employed with several other biotechnology companies, including as the Chief Financial Officer of Tyme Technologies, Inc. from May 2015 to January 2017, the Chief Financial Officer of NeoStem, Inc. from August 2013 to January 2015 and the Senior Vice President of Hemispherx Biopharma, Inc. from November 2008 to August 2013. Prior to that time, among other things, Mr. Dickey served as a Managing Director at Legg Mason Wood Walker, Inc. and as a Senior Vice President at Lehman Brothers. He received his undergraduate degree from Princeton University and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe Mr. Dickey is qualified to serve as a director due to his executive experience in the life sciences industry and business and financial expertise.

Family and Other Relationships

There are no family relationships among any of the officers and directors.

Mr. Zen was appointed to our board of directors pursuant to the terms of outstanding convertible promissory notes dated November 6, 2017 and January 15, 2018 held by Mr. Zen and Wealth Threshold Limited, respectively, which entitle the note holders to designate one director if the aggregate investment in our company by the note holders and related note holders exceeds $20 million.

Board of Directors and Committees and Director Independence

 Our board of directors currently consists of six members. Our board of directors has determined that each of Ian Zwicker, Masaharu Osato, Wei Peu Zen and Robert Dickey IV is an “independent” director as defined by The NASDAQ Marketplace Rules currently in effect and all applicable rules and regulations of the SEC. All members of the Audit and Compensation, Nominating and Corporate Governance Committees satisfy the “independence” standards of The NASDAQ Marketplace Rules applicable to members of such committees. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history, affiliations, family and other relationships; and transactions with the Company. The board of directors considered any relationships and any transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates.

Audit Committee

Our Audit Committee consists of Mr. Dickey, Mr. Zwicker and Dr. Osato, each of whom is an independent director as defined by The NASDAQ Marketplace Rules. Mr. Dickey serves as Chairman of the Audit Committee and qualifies as an “audit committee financial expert” as defined under Item 407(d) of Regulation S‑K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

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

Compensation, Nominating and Corporate Governance Committee

The Compensation, Nominating and Corporate Governance Committee consists of Mr. Zwicker, Dr. Osato and Mr. Dickey each of whom is an independent director as defined by The NASDAQ Marketplace Rules. Mr. Zwicker serves as Chairman of the Compensation, Nominating and Corporate Governance Committee. The Compensation, Nominating and Corporate Governance Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors, assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting, fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The Compensation, Nominating and Corporate Governance Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation, Nominating and Corporate Governance Committee. A copy of the Compensation, Nominating and Corporate Governance Committee Charter is available on our website at www.emmausmedical.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a‑2, our directors and officers and holders of 10% or more of our common stock are currently required to file statements of beneficial ownership with respect to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2018 the directors, officers and owners of more than 10% of our common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act except as indicated in the following table:

	Date of Transaction	Acquisition (A)/ Disposition (D)	Securities	Form	Date Filed
Yutaka Niihara, M.D., M.P.H	11/30/2018	A	Common Stock	4	12/14/2018
Jon Kuwahara	2/27/2018	A	Stock Options	4	3/5/2018
Masaharu Osato, M.D.	2/27/2018	A	Stock Options	4	3/5/2018
Ian Zwicker	2/27/2018	A	Stock Options	4	3/5/2018
Telcon RF Pharmaceutical Inc.	10/3/2018	D	Common Stock	4	3/7/2018

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

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our Chief Executive Officer, Chief Financial Officer and our next three most highly compensated executive officers for the two fiscal years ended December 31, 2018 and 2017:

Name and Position	Year	Salary	Bonus (a)	Option Awards	Total
Yutaka Niihara, M.D., MPH	2018	$385,000	$—	$—	$385,000
Chairman and Chief Executive Officer	2017	250,000	1,000,000	—	1,250,000
Kurt Kruger (b)	2018	114,583	50,000	348,766	513,349
Chief Financial Officer	2017	—	—	—	—
Willis C. Lee (b)	2018	240,000	—	—	240,000
Vice-Chairman, Chief Operating Officer and former Chief Financial Officer	2017	180,000	200,000	—	380,000
Lan T. Tran, MPH	2018	235,000	—	—	235,000
President and Chief Administrative Officer	2017	180,000	100,000	—	280,000
Yasushi Nagasaki	2018	235,000	—	—	235,000
Senior Vice President Finance	2017	180,000	50,000	—	230,000

__________

(a)    The compensation of Dr. Niihara, Mr. Lee and Ms. Tran does not reflect annual performance bonuses provided for in their respective employment agreements. We did not grant such performance bonuses in certain prior years, in part, to preserve available capital to fund operating expenses. Additionally, no specific performance criteria were established for our executive officers for 2018 or 2017. Each of our executive officers waived any right under his or her employment agreement to such bonus. In December 2017, the Emmaus Compensation, Nominating and Corporate Governance Committee, or Compensation Committee, approved discretionary 2017 cash bonuses for each of Dr. Niihara, Mr. Lee, Ms. Tran and Mr. Nagasaki as shown. As of this date, the Compensation Committee has made no determination regarding any discretionary cash bonuses for 2018.

(b) In July 2018, Mr. Kruger was appointed to succeed Mr. Lee as our Chief Financial Officer.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of the 2018 fiscal year.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (a)		Option Exercise Price	Option Expiration Date
Yutaka Niihara, M.D., MPH	250,000	—		$3.60	4/1/2022
	500,000	—		$3.60	2/28/2023
	258,333	41,667	(a)	$5.00	5/10/2026
Kurt H. Kruger	50,000	—		$11.30	8/8/2028
Willis C. Lee	250,000	—		$3.60	4/1/2022
	500,000	—		$3.60	2/28/2023
	258,333	41,667	(a)	$5.00	5/10/2026
Lan T. Tran, MPH	250,000	—		$3.60	4/1/2022
	500,000	—		$3.60	2/28/2023
	258,333	41,667	(a)	$5.00	5/10/2026
Yasushi Nagasaki	250,000	—		$3.60	4/1/2022
	500,000	—		$3.60	2/28/2023
	258,333	41,667	(a)	$5.00	5/10/2026

__________

(a) One‑third (1/3) of the options vested on May 10, 2017, the first anniversary of the grant date. The remaining two‑thirds (2/3) vest in approximately equal monthly installments over a period of two years thereafter.

Employment Agreements

On April 5, 2011, we entered into employment agreements with Yutaka Niihara, M.D., M.P.H., our Chief Executive Officer, Willis C. Lee, our Chief Operating Officer, and Lan T. Tran, M.P.H., our Chief Administrative Officer. Each of the Employment Agreements has an initial two-year term, unless terminated earlier. The Employment Agreements for Dr. Niihara, Mr. Lee and Ms. Tran automatically renew for additional one-year periods unless the Company or the officer provides notice of non-renewal at least 60 days prior to the expiration of the then current term.

Base Salary, Bonus and Other Compensation. Dr. Niihara’s, Mr. Lee’s, and Ms. Tran’s base salaries are $250,000, $180,000, and $180,000 per year, respectively, which will be reviewed at least annually. In December 2017, the Compensation Committee approved increases in Dr. Niihara’s, Mr. Lee’s, and Ms. Tran’s annual base salaries beginning January 1, 2018 to $385,000, $240,000, and $235,000, respectively. In addition to the base salary, each officer may be entitled to receive an annual performance bonus based on the officer’s performance for the previous year. The Employment Agreements provide that the respective officer’s performance for the previous year will be measured against a set of targets and goals as mutually established by us and the officer. To date, our board of directors and the Compensation, Nominating and Corporate Governance Committee have evaluated an officer’s performance on an overall basis related to the Company’s progress on major milestones, without reliance on specific position by position pre-established targets and goals. The officers are also eligible to receive paid vacation and to participate in health and other benefit plans and will be reimbursed for reasonable and necessary business expenses.

Equity Compensation. The Employment Agreements state that at the end of each calendar year on December 31, or as soon as reasonably practicable after such date (each a “Grant Date”), the Company will grant non-qualified 10-year stock options with a Black-Scholes-Merton value of $100,000 to Dr. Niihara, $50,000 to Mr. Lee, and $40,000 to Ms. Tran, in each case with an exercise price per share equal to the “Fair Market Value” (as such term is defined in the Company’s 2011 Stock Incentive Plan) on the applicable Grant Date. One-third of the options granted to each officer will vest on the first anniversary of the applicable Grant Date, one-third will vest on the second anniversary of the applicable Grant Date and the final one-third will vest on the third anniversary of the applicable Grant Date, although our current practice is to grant options that vest one-third on the first anniversary of the applicable Grant Date and then vest equally on a monthly basis until the third anniversary of the applicable Grant Date. Any unvested options will vest immediately upon a change in control (as defined below), termination of the officer’s employment other than a voluntary termination by the officer or a termination of the officer for cause. In the event that the officer is terminated for any reason other than cause, death or disability or retirement, each option, to the extent that it is exercisable at the time of such termination, shall remain exercisable for the 90-day period following such termination, but in no event following the expiration of its term. In the event that the officer’s employment terminates on account of death, disability or, with respect to any non-qualified stock option, retirement, each option granted that is outstanding and vested as of the date of such termination shall remain exercisable by such officer (or the officer’s legal representatives, heirs or legatees) for the one-year period following such termination, but in no event following the expiration of its term. As of March 15, 2019, management has no plan to grant discussed stock options for the year ended December 31, 2018.

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

Current Director Compensation

In December 2017, our board of directors unanimously approved the following compensation program for non-employee directors:

•	$100,000 per year cash compensation, payable in quarterly installments;
•	$1,000 per ad hoc board meeting attended in person; $1,000 per ad hoc board meeting attended telephonically; and
•	possible awards of stock options to be determined by the Compensation Committee.

The following table sets forth information regarding the compensation earned during the fiscal year ended December 31, 2018 by our non-employee directors. Compensation earned by the employee directors, Yutaka Niihara, M.D., M.P.H. and Willis C. Lee, who are not compensated for their services as directors, is reflected above under the heading “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash	Option Awards	Total
Ian Zwicker	$100,000	$71,717	$171,717
Jon Kuwahara (b)	75,000	71,717	146,717
Masaharu Osato, M.D.	100,000	71,717	171,717
Wei Peu Zen (a)	58,333		58,333
Robert Dickey IV (b)	33,333		33,333
Total	$366,666	$215,151	$581,817
_____________
(a) Mr. Zen was appointed as a director on April 19, 2018.
(b) Mr. Dickey was elected as a director on September 27, 2018 to succeed Mr. Kuwahara, whose term ended on that date.

 On February 27, 2018, our board of directors authorized and approved option grants to non-employee directors as reflected in the table, below. The options have a term of 10 years and an exercise price of $11.40 per share, the fair market value of a share of common stock as of the grant date as determined by the board of directors.

Name	Number of Securities Underlying Unexercised Options ($) Exercisable (Vested)	Number of Securities Underlying Unexercised Options ($) Unexercisable (Unvested)	Option Exercise Price	Option Expiration Date
Maurice J. DeWald (a)	12,000	—	$3.60	12/19/2021
	75,000	—	$3.60	4/2/2022
	250,000	—	$3.60	2/28/2023
	10,000	—	$0.00	2/28/2023
	52,000	—	$3.60	2/26/2024
Masaharu Osato	66,667	33,333(b)	$4.70	1/14/2026
	66,667	33,333(c)	$5.00	5/10/2026
	—	10,000 (d)	$11.40	2/27/2028
Ian Zwicker	66,667	33,333(b)	$4.70	1/14/2026
	66,667	33,333(c)	$5.00	5/10/2026
	—	10,000 (d)	$11.40	2/27/2028
_____________
(a) Mr. DeWald resigned from the board of directors on May 8, 2014.
(b) Options vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years with the first one third ( 1⁄3) vesting on January 14, 2017.
(c) Options vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years with the first one third ( 1⁄3) vesting on May 10, 2017.
(d) Options vest annually in equal amounts (or as close to an equal amount as possible) over a period of three years with the first one third ( 1⁄3) vesting on February 27, 2018.

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

Purpose

The purpose of the Plan is to attract, retain and motivate select employees, consultants and directors for us and our affiliates and to provide incentives and rewards for superior performance. As of December 31, 2018, there were approximately 41 Eligible Persons who were our directors or employees of one of our subsidiaries.

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

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and convertible notes held by that person that are currently exercisable or become exercisable within 60 days of March 15, 2019 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information as of March 15, 2019 with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock owned by:

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

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership of Shares of Common Stock	Percent of Class(1)
Directors and Executive Officers
Yutaka Niihara, M.D., MPH	Chairman and Chief Executive Officer	12,123,027(2)	31.7%
Willis C. Lee	Vice-Chairman and Chief Operating Officer	1,299,057(3)	3.5%
Kurt H. Kruger	Chief Financial Officer	—	*
Yasushi Nagasaki	Senior Vice President Finance	1,126,408(4)	3.0%
Lan T. Tran, MPH	President and Chief Administrative Officer	1,075,294(5)	2.9%
Masaharu Osato, M.D.	Director	696,950(6)	1.9%
Wei Peu Zen	Director	1,557,503(7)	4.2%
Ian Zwicker.	Director	203,334	*
Robert Dickey IV	Director	—	—
Officers and Directors as a Group (9 persons)		18,081,573(8)	41.6%

5% or More Owners
Telcon RF Pharmaceutical Inc.		3,949,445(9)	11.0%
Daniel R. and Yuka I. Kimbell		2,434,028(10)	6.8%

__________
* Represents beneficial ownership of less than one percent (1%) of the outstanding share of our common stock.
(1) Based on 35,867,637 shares of common stock issued and outstanding as of March 15, 2019.

(2) Includes 9,593,260 shares of common that are held jointly by Dr. Niihara and Soomi Niihara, his wife. Also includes 44,229 shares for which Dr. Niihara is custodian and over which he has sole voting and investment control and 55,556 shares owned by Hope Hospice International, Inc., or Hope Hospice. Dr. Niihara is the chief executive officer and a co-director of Hope Hospice and shares voting and investment power over such shares. Also includes 1,050,000 shares underlying stock options, 1,300,000 shares underlying warrants and 59,982 shares underlying convertible promissory notes.

(3) Includes 1,050,000 shares underlying stock options.
(4) Includes 76,408 shares of common stock underlying convertible promissory notes and 1,050,000 shares underlying stock options.
(5) Includes 1,050,000 shares underlying stock options.
(6) Includes 491,506 shares held by Osato Medical Clinic and its pension plan.

(7) Consists of shares underlying convertible promissory notes. Excludes 100,000 shares held by Smart Start investments Limited, a Hong Kong corporation, of which the Mr. Zen is a director and 9.96% shareholder, and 531,302 shares underlying a convertible promissory note held by Wealth Threshold Limited, a Hong Kong limited company, of which the Mr. Zen is a director and 24.7% shareholder, as to which shares Mr. Zen disclaims beneficial ownership.

(8) Includes 4,606,668 shares underlying stock option and 1,693,893 share underlying convertible promissory notes.

(9) The information regarding Telcon RF Pharmaceutical Inc. (formerly Telcon, Inc.) is based solely on a Schedule 13D filed by Telcon, Inc. with the SEC on May 9, 2018. The address for the stockholder is S-Tower 14th Floor 439 Bongunsa-ro, Gangnam-gu, Seoul, South Korea.

(10) Includes 44,229 shares of common stock held by the stockholders as custodians and over which they have sole voting and investment control. The address for these stockholders is 16 N. Marengo Street, Suite 307, Pasadena, CA 91101

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018 regarding compensation plans, including any individual compensation arrangements, under which equity securities of the Company are authorized for issuance. Please see Part III. Item 11 “2011 Stock Incentive Plan” for a description of the terms of the 2011 Stock Incentive Plan as amended.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,642,200	$4.40	2,357,800

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Emmaus Medical, Inc.

Emmaus Life Sciences, Inc., Emmaus Medical Inc., Newfield Nutrition Corporation, Emmaus Medical Japan, Emmaus Life Sciences Korea, Emmaus Medical Europe Limited (U.K.) and Emmaus Medical Europe Limited (Ireland), our direct and indirect wholly‑owned subsidiaries, each have interlocking executive and director positions with us and with each other. Dr. Niihara and Mr. Lee are directors of Newfield Nutrition Corporation. Dr. Niihara is a director of Emmaus Medical Japan. Dr. Niihara and Mr. Lee are directors of Emmaus Life Sciences Korea and Emmaus Medical Europe limited (Ireland). Dr. Niihara and Ms. Tran are directors of Emmaus Medical Europe Limited (U.K.). Our officers hold the same offices in Emmaus Medical, Inc. and Newfield Nutrition Corporation.

Loans by Related Persons

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2018.

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2018	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes December 31, 2018
Current, Promissory note payable to related parties:
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on Demand	$—	$300,000	$300,000	$76,036	$—	$—
	Lan T. Tran (2)	11%	2/10/2016	Due on Demand	—	130,510	130,510	28,712	—	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on Demand	—	400,000	400,000	94,389	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20,000	20,000	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250,000	250,000	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	12,000	12,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	26,583	903,751	877,167	94,584	—	—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	159,223	159,223	—	—		—
				Subtotal	$467,806	$2,175,484	$1,707,678	$293,721		$—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$200,000	$200,000	$—	$—	$3.30	$74,182
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	$4.50	$58,350
	Wei Peu Zen (3)	10%	11/6/2017	2 years	5,000,000	5,000,000	—	250,000	$10.00	$532,671
				Subtotal	$5,400,000	$5,400,000	$—	$250,000		$665,203

Non Current, Convertible notes payable to related parties:
	Profit Preview International Group, Ltd. (4)	10%	2/1/2018	2 years	4,037,000	4,037,000	—	201,850	$10.00	$420,456
	Profit Preview International Group, Ltd. (4)	10%	3/21/2018	2 years	5,363,000	5,363,000	—	268,150	$10.00	$551,507
				Subtotal	$9,400,000	$9,400,000	$—	$470,000		$971,963
				Total	$15,267,806	$16,975,484	$1,707,678	$1,013,721		$1,637,166

(1)	Dr. Niihara, our director and Chief Executive Officer, is also the Chief Executive Officer of Hope Hospice.
(2)	Officer and/or Management.
(3)	Director.
(4)	Mr. Zen, a Director, is the sole owner of Profit Preview International Group, Ltd.

The proceeds of the above loans were used working capital purposes.

Guarantees by Officers

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

On August 23, 2018, we refinanced a convertible promissory note payable to the Shitabata Family Trust for $607,753. Dr. Niihara provided a personal guarantee of the convertible promissory note.

On October 14, 2018, we refinanced a convertible promissory note payable to the Shitabata Family Trust for $4,350,840. Dr. Niihara provided a personal guarantee of the convertible promissory note.

Policy for Approval of Related Party Transactions

On May 9, 2013, our board of directors approved a written policy (the “Policy”) for the review, approval and ratification of related‑party transactions required to be disclosed pursuant to Item 404(a) of Regulation S‑K. It is the responsibility of the board to administer the Policy. From time to time, however, the board may delegate responsibility for administration of the Policy to the Audit Committee or the Compensation, Nominating and Corporate Governance Committee of the board. Whichever body is responsible for administering the Policy at any given time or in regard to a particular related‑party transaction is referred to as the “Reviewing Body.” Any related party transactions during the year ended December 31, 2018 were reviewed and approved by the Reviewing Body.

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

The following table presents fees, including reimbursements for expenses, for professional services rendered by SingerLewak LLP (“SingerLewak”), our independent registered public accounting firm for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017
Audit Fees (including fees for interim reviews)	$246,239	$250,186
Audit–Related Fees	—	—
Total	$246,239	$250,186

The engagement of SingerLewak was approved by the Audit Committee on January 14, 2016. Prior to January 14, 2016, neither Emmaus nor anyone acting on its behalf consulted with SingerLewak regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Emmaus; or (ii) any matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S‑K or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S‑K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements” on page F‑1 of this Annual Report.
2.	Financial Statement Schedule: See Notes to Consolidated Financial Statements starting on page F‑8 of this Annual Report.
3.	Exhibits: The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
2.1	Merger Agreement dated as of April 21, 2011 by and among Emmaus Life Sciences, Inc. (formerly, AFH Acquisition IV, Inc.), AFH Merger Sub, Inc., AFH Holding and Advisory, LLC, and Emmaus Medical Inc.	8-K	000-142031	2.1	April 25, 2011
3.1	Certificate of Incorporation of Emmaus Life Sciences, Inc. (formerly, AFH Acquisition IV, Inc.).	10-SB	000-142031	3.1	February 1, 2008
3.1a	Certificate of Ownership and Merger.	8-K	000-142031	3.3	May 4, 2011
3.1b	Certificate of Ownership and Merger.	8-K	000-142031	3.1	September 15, 2011
3.2	By-Laws Emmaus Life Sciences, Inc. (formerly, AFH Acquisition IV, Inc.).	10-SB	000-142031	3.2	February 1, 2008
3.2a	Amendment No. 1 to Emmaus Life Sciences, Inc. Bylaws	8-K	000-142031	3.1	March 6, 2013
3.2b	Amendment No. 2 to Emmaus Life Sciences, Inc. Bylaws	8-K	000-142031	3.2	December 20, 2018
4.1	Specimen Certificate of Common Stock.	10-K	000-142031	4.6	May 8, 2014
4.2	Convertible Promissory Note (Cash Interest) dated March 14, 2011.	8-K	000-142031	4.2	May 4, 2011
4.3	Convertible Promissory Note dated June 29, 2012.	10-Q	000-142031	4.2	August 14, 2012
4.4	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.	10-Q	000-142031	4.1	May 20, 2014
4.5	Warrant to Purchase Shares of Common Stock.	10-Q	000-142031	4.3	August 14, 2014
4.6	Form of Warrant to Purchase Shares of Common Stock issued to the persons indicated in Schedule A thereto.	10-Q	000-142031	4.5	May 20, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.7	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.	10-K	000-142031	4.45	May 20, 2016
4.8	Warrant to Purchase Stock.	10-Q	000-142031	4.3	August 19, 2016
4.9	Warrant to Purchase Shares of Common Stock.	10-Q	000-142031	4.4	August 19, 2016
4.10	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.	10-Q	000-142031	4.2	November 14, 2016
4.11	Warrant to Purchase Shares of Common Stock.	10-Q	000-142031	4.3	November 14, 2016
4.12	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.	10-Q	000-142031	4.5	May 12, 2017
4.13	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.	10-Q	000-142031	4.3	August 21, 2017
4.14	Convertible Promissory Note dated July 18, 2017.	10-Q	000-142031	4.1	November 14, 2017
4.15	Convertible Promissory Note dated November 6, 2017.	10-K	000-142031	4.26	April 16, 2018
4.16	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.	10-K	000-142031	4.28	April 16, 2018
4.17	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.	10-K	000-142031	4.29	April 16, 2018
4.18	12.5% Convertible Note dated December 29, 2017.	10-K	000-142031	4.30	April 16, 2018
4.19	Senior Secured Convertible Promissory Note dated December 29, 2017.	10-K	000-142031	4.31	April 16, 2018
4.20	Common Stock Purchase Warrant dated December 29, 2017.	10-K	000-142031	4.32	April 16, 2018
4.21	Convertible Promissory Note dated January 15, 2018	10-Q	000-142031	4.1	May 15, 2018
4.22	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.	10-Q	000-142031	4.2	May 15, 2018
4.23	Convertible Promissory Note dated February 21, 2018	10-Q	000-142031	4.3	May 15, 2018
4.24	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.	10-Q	000-142031	4.5	May 15, 2018
4.25	Convertible Promissory Note dated March 2, 2018	10-Q	000-142031	4.6	May 15, 2018
4.26	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.	10-Q	000-142031	4.7	May 15, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.27	Convertible Promissory Note dated February 2, 2018	10-Q	000-142031	4.8	May 15, 2018
4.28	Convertible Promissory Note dated April 3, 2018	10-Q	000-142031	4.1	August 14, 2018
4.29	Convertible Promissory Note dated May 29, 2018	10-Q	000-142031	4.3	August 14, 2018
4.30	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.	10-Q	000-142031	4.4	August 14, 2018
4.31	Convertible Promissory Note dated May 30, 2018	10-Q	000-142031	4.5	August 14, 2018
4.32	Form of 10% Senior Secured Debenture	8-K	000-142031	4.1	September 17, 2018
4.33	Form of Common Stock Purchase Warrant	8-K	000-142031	4.2	September 17, 2018
4.34	Convertible Promissory Note dated July 20, 2018	10-Q	000-142031	4.3	November 14, 2018
4.35	Convertible Promissory Note dated August 23, 2018	10-Q	000-142031	4.4	November 14, 2018
4.36	Convertible Promissory Note dated October 2, 2018					*
4.37	Convertible Promissory Note dated October 14, 2018					*
4.38	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.					*
4.39	Form of Convertible Promissory Note issued to the persons indicated in Schedule A thereto.					*
4.40	Convertible Promissory Note dated December 21, 2018					*
10.1+	Emmaus Life Sciences, Inc. Amended and Restated 2011 Equity Incentive Plan.	DEF 14A	000-142031	Annex A	September 19, 2014
10.1a+	Form of Incentive Stock Option Agreement (Time-Based and Performance-Based Vesting) under the 2011 Stock Incentive Plan.	8-K	000-142031	10.3a	May 4, 2011
10.1b+	Form of Incentive Stock Option Agreement (Time-Based Vesting) under the Stock Incentive Plan.	8-K	000-142031	10.3b	May 4, 2011
10.1c+	Form of Non-Qualified Stock Option Agreement (Time-Based and Performance-Based Vesting) under the 2011 Stock Incentive Plan.	8-K	000-142031	10.3c	May 4, 2011
10.1d+	Form of Non-Qualified Stock Option Agreement (Time-Based Vesting) under the 2011 Stock Incentive Plan.	8-K	000-142031	10.3d	May 4, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.1e+	Form of the Restricted Stock Agreement (Time-Based and Performance-Based Vesting) under the Stock Incentive Plan.	8-K	000-142031	10.3e	May 4, 2011
10.1f+	Form of Restricted Stock Agreement (Time-Based Vesting) under the 2011 Stock Incentive Plan.	8-K	000-142031	10.3f	May 4, 2011
10.2	Assignment and Transfer Agreement dated as of February 1, 2011 by and among Cato Holding Company, Nutritional Restart Pharmaceutical Limited Partnership and Emmaus Medical, Inc.	8-K	000-142031	10.8	May 4, 2011
10.3+	Executive Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., M.P.H.	8-K	000-142031	10.12	May 4, 2011
10.4+	Executive Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Willis Lee.	8-K	000-142031	10.13	May 4, 2011
10.5+	Executive Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Lan T. Tran, M.P.H.	8-K	000-142031	10.14	May 4, 2011
10.6+	Form of Indemnification Agreement between Emmaus Life Sciences, Inc. (formerly Emmaus Holdings, Inc.) and its former and current directors and officers.	8-K	000-142031	10.20	May 4, 2011
10.7	Letter of Intent by and between Ajinomoto Aminoscience LLC and Emmaus Medical, Inc.	8-K/A	000-142031	10.24	July 5, 2011
10.8	Form of Promissory Note issued to the persons indicated on Schedule A thereto.	10-Q	000-142031	10.1	May 20, 2015
10.9	Form of Promissory Note issued to the persons indicated on Schedule A thereto.	10-Q	000-142031	10.2	June 6, 2016
10.10	Form of Promissory Note issued to the persons indicated on Schedule A thereto.	10-Q	000-142031	10.1	August 19, 2016
10.11	Form of Promissory Note issued to the persons indicated on Schedule A thereto.	10-Q	000-142031	10.1	May 12, 2017
10.12	Promissory Note dated April 24, 2017.	10-Q	000-142031	10.1	August 21, 2017
10.13	Promissory Note dated May 26, 2017.	10-Q	000-142031	10.2	August 21, 2017
10.14	Promissory Note dated September 14, 2017.	10-Q	000-142031	10.1	November 14, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.15	Promissory Note dated September 29, 2017.	10-Q	000-142031	10.2	November 14, 2017
10.16	Promissory Note dated February 10, 2018	10-Q	000-142031	10.1	May 15, 2018
10.17	Promissory Note dated May 30, 2018	10-Q	000-142031	10.1	August 14, 2018
10.18	Securities Purchase Agreement entered into on October 1, 2018 among Emmaus Life Sciences, Inc. and the Purchasers thereunder.	8-K	000-142031	10.1	September 17, 2018
10.19	Second Amendment to Securities Purchase Agreement entered into on October 1, 2018 among Emmaus Life Sciences, Inc. and the Purchasers thereunder.	8-K/A	000-142031	10.6	October 5, 2018
10.20	Form of Security Agreement among Emmaus Life Sciences, Inc., Emmaus Medical, Inc., Newfield Nutrition Corporation and the holders of 10% Senior Secured Debentures.	8-K	000-142031	10.2	September 17, 2018
10.21	Form of Subsidiary Guarantee among Emmaus Medical, Inc., Newfield Nutrition Corporation and the holders of 10% Senior Secured Debentures.	8-K	000-142031	10.3	September 17, 2018
10.22	Fee Agreement made as August 24, 2018 between Emmaus Life Sciences, Inc. and T.R. Winston & Company, LLC.	8-K	000-142031	10.4	September 17, 2018
10.23	Amended and Restated Fee Agreement made as of October 1, 2018 between Emmaus Life Sciences, Inc. and T.R. Winston & Company, LLC.	8-K/A	000-142031	10.5	October 5, 2018
10.24	Office Lease, dated October 20, 2014, by and between Emmaus Life Sciences, Inc. and Bixby Torrance LLC.	10-K	000-142031	10.23(F)	March 31, 2015
10.24a	First Amendment to Office Lease Agreement dated February 1, 2018 between Emmaus Life Sciences, Inc. and RREF Pacific Center LLC.					*
10.24b	Second Amendment to Office Lease Agreement dated December, 2018 between Emmaus Life Sciences, Inc. and RREF Pacific Center LLC.					*
10.25	Letter of Agreement among Emmaus Life Sciences, Inc., KPM Tech Co., Ltd. and Hanil Vacuum Coater Co., Ltd.	10-Q	000-142031	10.2	November 14, 2016
10.26	Letter of intent dated January 16, 2017 between the registrant and Generex Biotechnology Corporation.	8-K	000-142031	99.1	January 20, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.27	Termination Notice dated May 16, 2017 to Generex Biotechnology Corporation.	8-K	000-142031	99.1	May 19, 2017
10.28	Agreement entered into as of September 29, 2017 among Telcon Holdings, Inc., Telcon, Inc. and Emmaus Life Sciences, Inc.	10-Q	000-142031	10.3	November 14, 2017
10.29	Payoff Letter with GPB Debt Holdings II, LLC dated February 28, 2018	8-K	000-142031	10.1	March 6, 2018
10.30	Securities Repurchase Agreement entered into on March 29, 2018 between the Company and Sarissa Capital Offshore Master Fund LP.	8-K	000-142031	10.1	April 4, 2018
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Office and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

____________________________________

+ Management contract or compensatory plan, contract or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California, on March 21, 2019.

Emmaus Life Sciences, Inc.

By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yutaka Niihara	Chief Executive Officer (Principal Executive	March 21, 2019
Yutaka Niihara, M.D., M.P.H.	Officer) and Chairman of the Board

/s/ Kurt H. Kruger	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2019
Kurt H. Kruger

/s/ Willis C. Lee	Chief Operating Officer and Director	March 21, 2019
Willis C. Lee

/s/ Robert Dickey IV	Director	March 21, 2019
Robert Dickey IV

/s/ Ian Zwicker	Director	March 21, 2019
Ian Zwicker

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Emmaus Life Sciences, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emmaus Life Sciences, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and a significant amount of notes payable and other obligations due within twelve months.  This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ SingerLewak LLP

We have served as the Company's auditor since 2015.

Los Angeles, California

March 21, 2019

Emmaus Life Sciences, Inc.

Consolidated Balance Sheets

	As of
	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents ($13,175,071 and $0 attributable to the VIE)	$17,079,734	$15,836,063
Restricted cash	—	6,720,000
Accounts receivable	1,351,395	26,814
Inventories, net	4,704,571	625,299
Investment in marketable securities	49,342,776	99,836,397
Marketable securities, pledged to creditor	238,304	160,925
Income tax receivable	9,648	—
Prepaid expenses and other current assets ($272,670 and $0 attributable to the VIE)	733,008	290,371
Total current assets	73,459,436	123,495,869
PROPERTY AND EQUIPMENT, NET	151,686	105,302
OTHER ASSETS
Long-term investment at cost	538,202	65,520
Intangibles, net	53,760	67,200
Deposits and other assets	352,103	111,581
Total other assets	944,065	244,301
Total assets	$74,555,187	$123,845,472
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,123,475	$5,695,310
Deferred rent	18,725	30,078
Other current liabilities	5,180,733	10,109
Warrant derivative liabilities	—	26,377,000
Notes payable, net	6,394,161	7,871,143
Notes payable to related parties, net	467,806	2,036,261
Convertible notes payable, net	11,253,348	7,025,002
Convertible notes payable to related parties, net	5,088,542	400,000
Total current liabilities	37,526,790	49,444,903
LONG-TERM LIABILITIES
Deferred rent	267,694	10,821
Other long-term liabilities	36,221,500	36,852,290
Warrant derivative liabilities	1,399,000	1,882,000
Notes payable, net	1,021,395	—
Conversion option liabilities	—	1,289,000
Convertible notes payable, net	5,484,551	20,075,780
Convertible notes payable to related parties, net	8,528,540	—
Total long-term liabilities	52,922,680	60,109,891
Total liabilities	90,449,470	109,554,794
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 35,558,305 shares and 34,885,506 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	35,559	34,886
Additional paid-in capital	140,903,946	113,111,745
Accumulated other comprehensive income (loss)	(69,127)	41,275,785
Accumulated deficit	(156,667,567)	(140,131,738)
Total stockholders’ equity (deficit)	(15,797,189)	14,290,678
Noncontrolling interests	(97,094)	—
Total liabilities & stockholders’ equity (deficit)	$74,555,187	$123,845,472

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,

	2018	2017

CONSOLIDATED STATEMENTS OF LOSS
REVENUES, NET	$15,076,822	$513,447
COST OF GOODS SOLD	763,520	283,833
GROSS PROFIT	14,313,302	229,614
OPERATING EXPENSES
Research and development	1,722,897	2,815,106
Selling	4,813,529	1,233,013
General and administrative	17,876,527	15,071,360
Total operating expenses	24,412,953	19,119,479
LOSS FROM OPERATIONS	(10,099,651)	(18,889,865)
OTHER INCOME (EXPENSE)
Other income	737,971	—
Loss on debt extinguishment	(3,244,769)	—
Change in fair value of warrant derivative liabilities	20,674,000	(15,777,000)
Change in fair value of embedded conversion option	466,000	—
Net losses on equity investment in marketable securities	(43,977,002)	—
Interest and other income (loss)	231,604	(6,768)
Interest expense	(22,825,190)	(11,000,559)
Total other income (expenses)	(47,937,386)	(26,784,327)
LOSS BEFORE INCOME TAXES	(58,037,037)	(45,674,192)
INCOME TAXES (BENEFIT)	6,222	(12,303,110)
NET LOSS INCLUDING NONCONTROLLING INTERESTS	(58,043,259)	(33,371,082)
Net loss attributable to noncontrolling interests	145,699	—
NET LOSS ATTRIBUTABLE TO THE COMPANY	(57,897,560)	(33,371,082)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gain (loss) on marketable securities	—	44,752,413
Foreign currency translation adjustments	17,129	(25,882)
Other comprehensive income (loss)	17,129	44,726,531
COMPREHENSIVE INCOME (LOSS)	(58,026,130)	11,355,449
Amounts attributable to noncontrolling interests:
Net loss attributable to noncontrolling interests	145,699	—
Foreign currency translation adjustments	310	—
Comprehensive loss attributable to noncontrolling interest	146,009	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(57,880,121)	$11,355,449
NET LOSS PER COMMON SHARE	$(1.65)	$(0.96)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	35,097,990	34,790,498

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of stockholders’ equity (deficit)

	Common stock – par value $0.001 per share, 100,000,000
	shares authorized
	Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Emmaus Stockholders' Equity / (Deficit)	Non controlling interests	Total Equity / (Deficit)
Balance, December 31, 2017	34,885,506	$34,886	$113,111,745	$41,275,785	$(140,131,738)	$14,290,678	$—	$14,290,678
Cumulative effect adjustment on adoption of ASU 2016-01	—	—	—	(41,361,731)	41,361,731	—	—	—
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	17,199,036	—	—	17,199,036	—	17,199,036
Warrant issued in conjunction with debt	—	—	9,687,000	—	—	9,687,000	—	9,687,000
Exercise of warrants	30,500	31	110,619			110,650	—	110,650
Stock issued for cash	125,000	125	1,274,875	—	—	1,275,000	48,295	1,323,295
Repurchase and cancellation of common stock	(1,195,000)	(1,195)	(5,074,805)			(5,076,000)	—	(5,076,000)
Share-based compensation	—	—	4,597,188	—	—	4,597,188	—	4,597,188
Exercise of common stock options (cashless)	84,248	84	(84)	—	—	—	—	—
Exercise of warrants (cashless)	1,628,051	1,628	(1,628)	—	—	—	—	—
Foreign currency translation effect	—	—	—	16,819	—	16,819	310	17,129
Net loss	—	—	—	—	(57,897,560)	(57,897,560)	(145,699)	(58,043,259)
Balance, December 31, 2018	35,558,305	$35,559	$140,903,946	$(69,127)	$(156,667,567)	$(15,797,189)	$(97,094)	$(15,894,283)

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,043,259)	$(33,371,082)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	60,682	32,379
Cost of scrapped inventory written off	7,896	62,738
Amortization of discount of convertible notes	18,263,040	8,859,370
Foreign exchange adjustments on convertible notes and notes payable	54,442	78,969
Net losses on equity investment in marketable securities	43,977,002	—
Tax benefit recognized on unrealized gain on securities	—	(12,306,343)
Loss on debt settlement	3,244,769	—
Loss on disposal of property and equipment	—	6,358
Share-based compensation	4,597,188	5,051,838
Change in fair value of warrant derivative liabilities	(20,674,000)	15,777,000
Change in fair value of embedded conversion option	(466,000)	—
Net changes in operating assets and liabilities
Accounts receivable	(1,324,222)	(12,322)
Inventories	(4,086,987)	(517,073)
Prepaid expenses and other current assets	(429,058)	(141,746)
Deposits and other assets	(240,851)	104,971
Income tax	(9,648)	—
Accounts payable and accrued expenses	4,631,655	3,724,412
Deferred rent	245,521	(16,197)
Other current liabilities	5,170,314	10,159
Other long-term liabilities	(630,485)	36,852,290
Net cash flows provided by (used in) operating activities	(5,652,001)	24,195,721
CASH FLOWS FROM INVESTING ACTIVITIES
Payments towards intangible asset	—	(67,200)
Sale of marketable securities	6,439,240	—
Purchases of property and equipment	(93,545)	(90,059)
Purchase of marketable securities and investment at cost	(469,052)	(31,903,450)
Net cash flows provided by (used in) investing activities	5,876,643	(32,060,709)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock and warrants	(11,262,000)	—
Proceeds from notes payable issued, net of issuance cost and discount	11,560,000	4,503,751
Proceeds from convertible notes payable issued, net of issuance cost and discount	17,644,700	25,069,654
Payments of notes payable	(5,077,167)	(794,339)
Payments of convertible notes	(20,000,000)	(804,105)
Proceeds from exercise of warrants	110,650	—
Proceeds from issuance of common stock	1,275,000	1,141,600
Proceeds from noncontrolling interest	48,295	—
Net cash flows provided by (used in) financing activities	(5,700,522)	29,116,561
Effect of exchange rate changes on cash	(449)	(12,850)
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,476,329)	21,238,723
Cash, cash equivalents and restricted cash, beginning of period	22,556,063	1,317,340
Cash, cash equivalents and restricted cash, end of period	$17,079,734	$22,556,063
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$2,177,612	$825,241
Income taxes paid	$3,036	$3,233
Exercised of warrants and options on cashless basis	$1,712	$—
Conversion of notes payable to common stock	$—	$200,000
Conversion of accrued interest payable to common stock	$—	$10,079

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Notes to consolidated financial statements

NOTE 1—DESCRIPTION OF BUSINESS

Organization—Emmaus Life Sciences, Inc. (the “Company” or “Emmaus”), which is a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sales of innovative treatments and therapies primarily for rare and orphan diseases, was incorporated in the state of Delaware on September 24, 2007. Pursuant to an Agreement and Plan of Merger, dated April 21, 2011 (the “Merger Agreement”), by and among the Company, AFH Merger Sub, Inc., a wholly‑owned subsidiary of the Company (“AFH Merger Sub”), AFH Holding and Advisory, LLC (“AFH Advisory”), and Emmaus Medical, Inc. (“Emmaus Medical”), Emmaus Medical merged with and into AFH Merger Sub with Emmaus Medical continuing as the surviving entity (the “Merger”). Upon the closing of the Merger, the Company changed its name from “AFH Acquisition IV, Inc.” to “Emmaus Holdings, Inc.” and became the parent company of Emmaus Medical. The Company changed its name from “Emmaus Holdings, Inc.” to “Emmaus Life Sciences, Inc.” on September 14, 2011.

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

Emmaus Life Sciences, Inc., and its direct and direct wholly-owned subsidiaries are collectively referred to herein as the “Company.”

Nature of Business—The Company is a biopharmaceutical company engaged in the discovery, development, marketing and sales of innovative treatments and therapies primarily for rare and orphan diseases and a leader in the treatment of sickle cell disease, or SCD. On July 7, 2017, the U.S. Food and Drug Administration, or FDA, approved our lead product Endari™ (L-glutamine oral powder), to reduce the acute complications of SCD in adult and pediatric patients five years of age and older.

We began marketing and selling Endari in the United States in January 2018. Endari is reimbursable by the Center of Medicare and Medicaid Services, and every state provides coverage for Endari for outpatient prescription to all eligible Medicaid enrollees within their state Medicaid programs. Additionally, Emmaus has distribution agreements in place with the nation’s leading distributors and pharmacy benefit managers, making Endari available at selected pharmacies nationwide. We expect net revenues to continue to increase as we expand our marketing and commercialization efforts in the United States.

In January 2018, we filed the European Medicines Agency, or EMA, an application for marketing authorization on our L-glutamine oral powder in the European Union, or EU, for treating SCD. WE expect the EMA’s decision regarding our application in the third quarter of 2019. If approved, we intend to seek to begin marketing and sale of our product in the EU by the end of 2019.

Endari has received Orphan Drug designation from the FDA and Orphan Medicinal designation from the European Commission, or EC, which designations generally afford marketing exclusivity for Endari for a seven-year period in the United States and for a ten-year period in the EU, respectively, following marketing approval. Endari also will be entitled to an additional two years of marketing exclusivity in the EU based on Emmaus’ accepted pediatric investigation plan.

SCD is a rare, debilitating and lifelong hereditary blood disorder that affects approximately 100,000 patients in the U.S. and up to 25 million patients worldwide, the majority of which are of African descent. Approximately one in every 365 African-American children are born with SCD. FDA approval of Endari was based upon the results of a 48-week randomized, double-blind, placebo-controlled, multi-center Phase 3 clinical trial evaluating the effects of Endari, as compared to placebo in 230 adults and children with SCD. The results demonstrated that Endari reduced the frequency of sickle cell crises by 25% and hospitalizations by 33%. Additional findings included a 41% decrease in cumulative hospital days and greater than 60% fewer incidents of acute chest syndrome in patients treated with Endari.

The safety of Endari was based upon data from 298 patients, 187 treated with Endari and 111 patients treated with placebo in Phase 2 and Phase 3 studies. Endari’s safety profile was similar to placebo, and Endari was well-tolerated in pediatric and adult patients alike. The most common adverse reactions, occurring in more than 10% of patients treated with Endari, were constipation, nausea, headache, abdominal pain, cough, pain in extremity, back pain, and chest pain (non-cardiac).

On July 4, 2018, the FDA acknowledged receipt of our investigational new drug application, or IND, for the treatment of diverticulosis using the same pharmaceutical-grade L-glutamine oral powder used in Endari. We subsequently received a “Study May Proceed” letter from the FDA, and in April 2019 we intend to commence a Pilot/Phase 1 study of the safety and efficacy of pharmaceutical-grade L-glutamine oral powder in 10 patients at multiple study sites. The study will evaluate the change in the number and size of colonic diverticula and assess safety.

An Emmaus-led team at Los Angeles Biomedical Research Institute, or LA BioMed, an independent non-profit biomedical research organization academically affiliated with the David Geffen School of Medicine at University of California, at Los Angeles that works in partnership with Harbor-UCLA Medical Center, is conducting pre-clinical studies of Cultured Autologous Oral Mucosal Epithelial Cell Sheet, or CAOMECS, technology licensed by us from our strategic partner, CellSeed Inc., a Japanese company, which we refer to as CellSeed. Our lead CAOMECS program is for the treatment of corneal diseases. The development of CAOMECS for treating corneal and other diseases is in the early stages.

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

Going concern—The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net losses attribute to the Company of $57.9 million and $33.4 million for the years ended December 31, 2018 and 2017, respectively. In addition, the Company has a significant amount of notes payable and other obligations due within the next twelve months and is projecting that its operating losses and expected capital needs, including the expected costs relating to the commercialization of Endari, will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet the Company’s expected obligations, management intends to raise additional funds through equity and debt financings and partnership agreements. However, there can be no assurance that the Company will be able to complete any additional equity or debt financings or enter into partnership agreements. Therefore, due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and achieving a profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation—The consolidated financial statements include the accounts of the Company (and its wholly‑owned subsidiary, Emmaus Medical, and Emmaus Medical’s wholly‑owned subsidiaries, Newfield Nutrition, EM Japan, ELSK and EM Europe). All significant intercompany transactions have been eliminated.

The Company also consolidates a variable interest entity (VIE) when the Company has one or more variable interest and is the primary beneficiary of the VIE in question. The Company is deemed to be the primary beneficiary of the VIE if it has both (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

During 2018, the Company and Japan Industrial Partners formed EJ Holdings, Inc. to acquire and operate manufacturing facility in Ube, Japan. As part of the formation, the Company invested JPY3,600,000 (approximately US$ 32,000) in exchange for 40% of voting shares in EJ Holdings, Inc. The Company anticipates that the manufacturing facility to be acquired will be Company’s supplier of pharmaceutical grade L-glutamine. In October, 2018, the Company entered into a loan agreement with EJ Holdings, Inc. under which the Company have made a long-term, unsecured loan to EJ Holdings, Inc. in the amount of 1.5 billion Japanese Yen, or approximately US$13.2 million. The proceeds of the loan are intended for the acquisition of the manufacturing facility in Ube, Japan. The loan matures on September 30, 2028 and bears the annual interest of 1%.

Emmaus has determined that EJ Holdings, Inc. is a VIE as substantially all of its activities involve Emmaus, the investor with disproportionally few voting rights. Emmaus also determined that it is the primary beneficiary of EJ Holdings, Inc. and therefore, consolidates EJ Holdings, Inc. into its financial statements. Emmaus determinations above and related accounting treatment depend on judgements and assumptions, most significant of which relate to the nature and economics of future business activities of EJ Holdings, Inc. as well as the role and participation of Japan Industrial Partners.

As part of consolidation of EJ Holdings, Inc. all significant intercompany transactions have been eliminated. The Company reports 60% equity interest held by Japan Industrial Partners in EJ Holdings, Inc. as a noncontrolling interest, a separate part of consolidated equity.

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

The various warrants issued by the Company in (i) a private placement in September 2013, (ii) in connection with GPB debt transactions in December 2017 and (iii) replacement warrants issued in June 2014 contain non‑standard anti‑dilution protection and, consequently, are being accounted for as liabilities that are remeasured to fair market value at each reporting period (Note 7). In addition, the remaining initial private placement warrants may now utilize a cashless exercise feature since the shares associated with them were not registered by the one‑year anniversary of their issue. These warrants are classified as warrant derivative liabilities and continue to be remeasured at fair value each reporting period. The initial value as well as the fair value of all such warrants were determined using a Binomial Monte‑Carlo Cliquet (aka Ratchet) Option Pricing Model. The model is similar to traditional Black‑Scholes‑type option pricing models except that the exercise price resets at certain dates in the future. Actual results could differ from those estimates.

Cash and cash equivalents—Cash and cash equivalents include short‑term securities with original maturities of less than ninety days. The Company maintains its cash and cash equivalents at insured financial institutions, the balances of which may, at times, exceed federally insured limits. Management believes that the risk of loss due to the concentrations is minimal.

Restricted Cash— Restricted cash includes funds that are held in escrow by the lender and restricted as to withdrawal until certain conditions are met. In February 2018, the Company made a full prepayment of the Initial Note. All the restricted cash held in escrow was returned to GPB. See Note 7 under “Purchase Agreement with GPB.”

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on our consolidated statements of cash flows as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Cash and cash equivalents	$17,079,734	$15,836,063
Restricted cash	—	6,720,000
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$17,079,734	$22,556,063

Inventories—Inventories are valued based on first‑in, first‑out and at the lesser of cost or net realizable value. Work‑in‑process inventories consist of L‑glutamine for the Company’s Endari and AminoPure products that has not yet been packaged and labeled for sale.

Substantially all of the raw material purchases during the years ended December 31, 2018 and 2017 were from one vendor. The below table presents inventory by category:

	As of December 31,
Inventories by category	2018	2017
Raw materials and components	$170,997	$—
Work-in-process	2,471,147	124,801
Finished goods	2,062,427	500,498
Total	$4,704,571	$625,299

Prepaid expenses and other current assets— Prepaid expenses and other current assets consisted of the following at December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Prepaid insurance	$81,797	$132,387
Other prepaid expenses and current assets	651,211	157,984
	$733,008	$290,371

Deposits—Carrying value of amounts transferred to third parties for security purposes that are expected to be returned or applied towards payment after one year or beyond the operating cycle, if longer, are recorded as deposits. Deposit amounts further consist of retainer payments for professional services and security deposits for its offices.

Revenue recognition— Effective January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers using the modified retrospective transition methods. The adoption of ASC 606 did not have a material impact on the measurement or on the recognition of revenue of contracts for which all revenue had not been recognized as of January 1, 2018, therefore no cumulative adjustment has been made to the opening balance of accumulated deficit at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented.

Since January 2018, the Company has generated revenues through the sale of Endari as a treatment for SCD. The Company also generates revenues to a much lesser extent from NutreStore L-glutamine powder, as well as AminoPure, a nutritional supplement.

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

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of the Company’s total revenues (as a percentage to total revenue).

	As of December 31,
	2018	2017
AmerisourceBergen Specialty Group	77%	—
McKesson Plasma and Biologics LLC	13%	—
Johnson Chemical Pharm Works Co. Ltd	—	29.0%

Advertising cost—Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2018 and 2017 were $ 97,514 and $ 59,045, respectively.

Property and equipment—Equipment, Furniture and fixtures are recorded at historical cost and amortized on a straight‑line basis over their estimated useful lives of 5 to 7 years. Leasehold improvements are recorded at historical cost and amortized on a straight‑line basis over the shorter of their estimated useful lives or the lease terms. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in other income (expenses), if any.

Intangibles—The Company’s intangible assets include website development costs. These intangible assets are amortized over a period of 5 years, the estimated economic life of intangible assets. The intangible assets are assessed by management for potential impairment on an annual basis. No impairment existed as of December 31, 2018 and 2017.

Impairment of long‑lived assets—The Company evaluates the carrying value of its long‑lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.

If the Company determines that the carrying values of long‑lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to the consolidated statement of comprehensive loss in the period in which the long‑lived asset impairment is determined to have occurred. No impairment existed as of December 31, 2018 and 2017.

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more‑ likely‑than‑not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2017 and 2018, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

Comprehensive income (loss)—Comprehensive income (loss) includes net loss and other comprehensive income (loss). The items of other comprehensive income (loss) for the Company are unrealized gains and losses on marketable securities and foreign translation adjustments relating to its subsidiaries. When the Company realizes a gain or loss on marketable securities for which an unrealized gain or loss was previously recognized, a corresponding reclassification adjustment is made to remove the unrealized gain or loss from accumulated other comprehensive income and reflect the realized gain or loss in current operations upon adoption of 2016-01.

Marketable securities— The Company’s marketable securities consist of the following securities; (a) 39,250 shares of capital stock of CellSeed, Inc. (“CellSeed”) those that remain of 147,100 shares acquired in January 2009 for ¥100,028,000 Japanese Yen (JPY) (equivalent to $1.1 million USD), at ¥680 JPY per share; (b) 849,744 shares of capital stock of KPM Tech Co., Ltd. (“KPM”) which were acquired in October 2016 for ₩14,318,186,400 South Korean Won (KRW) (equivalent to $13.0 million USD) at ₩16,850 KRW per share; (c) 271,950 shares of capital stock of Hanil Vacuum Co., Ltd. (“Hanil”) which were acquired in October 2016 for ₩1,101,397,500 KRW (equivalent to $1.0 million USD) at ₩4,050 KRW per share; and (d) 6,643,559 shares of capital stock of Telcon, Inc. (“Telcon”) which were acquired in July 2017 for ₩36,001,446,221 KRW (equivalent to $31.8 million USD) at ₩5,419 KRW per share.

As of December 31, 2018 and December 31, 2017, the closing price per CellSeed share on the Tokyo Stock Exchange was ¥668 JPY ($6.07 USD) and ¥462 JPY ($4.10 USD), respectively, the closing price per Telcon share on the Korean Securities Dealers Automated Quotations (“KOSDAQ”) was ₩8,280 KRW ($7.43 USD) and ₩14,900 KRW ($13.95 USD), respectively. As of December 31, 2017, the closing price per KPM share on KOSDAQ the was ₩1,625 KRW

($1.52 USD) after 1-for-5 reverse stock split effective June 28, 2017 and the closing price per Hanil share on KOSDAQ was ₩2,830 KRW ($2.65 USD). The Company sold all of its KPM and Hanil shares during the year ended December 31, 2018.

As of December 31, 2018, 39,250 shares of CellSeed stock are pledged to secure a $300,000 convertible note issued to Mitsubishi UFJ Capital III Limited Partnership that is due on demand and are classified as current assets, as marketable securities, pledged to creditor.

Loss on debt settlement—The Company records loss on debt settlement when the Company’s common stocks are issued in settlement for non-convertible debt and its accrued interest. During the years ended December 31, 2018 and 2017, the Company recorded a loss on debt settlement of $3,244,769 and $0, respectively.

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

Financial Instruments—Financial instruments included in the financial statements are comprised of cash and cash equivalents, restricted cash, investment in marketable securities, marketable securities pledged to creditor, long-term investment at cost, accounts receivable, note receivable, warrant derivative liabilities, accounts payable, certain accrued liabilities, convertible notes payable, notes payable and other contingent liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short‑term nature of those instruments.

Other long-term liabilities—Other long-term liabilities consist of the following at December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Trade discount	$26,221,500	$31,841,500
Unearned revenue	10,000,000	5,000,000
Other long-term liabilities	—	10,790
Total other long-term liabilities	$36,221,500	$36,852,290

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges, and are classified as Level 1 investments at December 31, 2018 and 2017. The fair value of the Company’s debt instruments is not materially different from their carrying values as presented. The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 6.

Certain of our outstanding warrants contain nonstandard anti-dilution protections or a cashless exercise feature and, consequently, are accounted for as liabilities that are remeasured at fair value on a recurring basis, whose fair value is determined using Level 3 inputs. The Level 3 inputs in the valuation of warrants include expected term and expected volatility. These warrants are classified as warrant derivative liabilities in the consolidated balance sheet and continue to be remeasured at fair value each reporting period.

The Level 3 inputs in the valuation of warrants include expected term and expected volatility.

The following tables present the activity for those items measured at fair value on a recurring basis using Level 3 inputs during 2018 and 2017:

	Year ended December 31,
Warrant Derivative Liabilities—Stock Purchase Warrants	2018	2017
Balance, beginning of period	$26,377,000	$10,600,000
Repurchased	(6,186,000)	—
Change in fair value included in the statement of comprehensive income (loss)	(20,191,000)	15,777,000
Balance, end of period	$—	$26,377,000

As of September 11, 2018, all of the Private Placement warrants, replacement warrants and Broker Warrants had been exercised primarily on a cashless basis, or had expired.

The following table presents warrants issued in conjunction with Purchase Agreement with GPB (see Note 7) measured at fair value as of December 31, 2018 and 2017:

	Year ended December 31, 2018		Year ended December 31, 2017
Liability Instrument—GPB	Warrants	Embedded Conversion Option	Warrants	Embedded Conversion Option
Balance, beginning of period	$1,882,000	$1,289,000	$—	$—
Fair value at issuance date	—	—	1,882,000	1,289,000
Change in fair value included in the statement of comprehensive income (loss)	(483,000)	(466,000)	—	—
Extinguished upon debt repayment	—	(823,000)	—	—
Balance, end of period	$1,399,000	$—	$1,882,000	$1,289,000

The Company evaluated the warrant and embedded conversion option as well as the embedded put options in the debt agreement and warrant under ASC 815-40 and ASC 815-15-25-1, respectively, and concluded that the warrant and embedded conversion and contingently exercisable put options are required to be separately recognized at fair value as a liability and derivative liability, respectively as of December 31, 2018 and 2017. Moreover, any changes in the fair value of the warrant liability and the derivative bifurcated option liability shall be recognized in earnings. During 2018, the Company has paid all GPB debt early, resulting the Company to release embedded conversion option liabilities.

The value of warrant derivative liabilities and the change in fair value of the warrant derivative are determined using a Binominal Monte-Carlo Cliquet (aka “ Ratchet”) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models, except that the exercise price resets at certain dates in the future.

The value as of the dates set for the in the table below, was based on upon following assumptions:

	GPB		Stock Purchase Warrants
	December 31, 2018	December 31, 2017	December 31, 2017
Stock price	$9.10	$11.40	$11.40
Risk‑free interest rate	2.48%	2.20%	1.62%
Expected volatility (peer group)	70.00%	70.00%	55.80%
Expected life (in years)	4.00	5.00	0.70
Expected dividend yield	—	—	—
Number outstanding	240,764	240,764	3,320,501
Balance, end of period:
Warrant derivative liabilities (long-term)	$1,399,000	$1,882,000	$26,377,000
Debt and Related Party Debt—The Company accounts for the proceeds from the issuance of convertible notes payable with detachable stock purchase warrants and embedded conversion features in accordance with ASC 470‑ 20, Debt with Conversion and Other Options. Under ASC 470‑20, the proceeds from the issuance of a debt instrument with detachable stock purchase warrants shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds allocated to the warrants is accounted for as additional paid‑in capital and the remaining proceeds are allocated to the debt instrument, which results in a discount to debt that is amortized and charged as interest expense over the term of the note agreement. Additionally, pursuant to ASC 470‑20, the intrinsic value of the embedded conversion feature of the convertible notes payable is included in the discount to debt and amortized and charged to interest expense over the term of the note agreement. The following table presents the effective interest rates on the original loan principal amount for loans originated in the respective periods that either had a beneficial conversion interest or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2016 convertible notes payable	Due on demand	10%	61,535	$4.50	6,837	-	$-	-	21.10%
2017 convertible notes payable	Due on demand - 2 years	10%	7,819,835	$3.50 - $10.00	3,346,449	-	$-	-	25% - 110%
2018 convertible notes payable	Due on demand - 2 years	6% - 10%	28,955,566	$3.50 - $10.00	12,476,566	-	$-	-	10% - 110%
			$36,836,936		$15,829,852	$-		$-

Related party notes are disclosed as separate line items in the Company’s balance sheet presentation.

Net loss per share—In accordance with ASC 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is computed in a manner similar to the basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2018 and 2017, there were 16,578,239 and 18,228,246 shares of potentially dilutive securities outstanding, respectively. As the Company reported a net loss, none of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti‑dilutive for all periods presented.

Segment Reporting—The Company operates one reportable segment and one additional segment which is immaterial to its financial statements. Accordingly, no segment disclosures have been presented.

Recent accounting pronouncements— In January 2016, the FASB issued ASU No. 2016‑01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments applicable to the Company in this Update (1) supersede the guidance to classify equity securities, except equity method securities, with readily determinable fair values into trading or available‑for‑sale categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income, (2) allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment, (3) require assessment for impairment of equity investments without readily determinable fair values qualitatively at each reporting period, (4) eliminate the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to marketable securities in combination with the entity’s other deferred tax assets. This Update was effective beginning January 1, 2018 and the Company is now recognizing any changes in the fair value of certain equity investments in net income as prescribed by the new standard rather than in other comprehensive income. The Company recognized a cumulative effect adjustment to increase the opening balance of retained earnings as of January 1, 2018 by $41.4 million, net of 12.3 million income tax benefit. Refer to Note 4 for additional disclosures required by this ASU.

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

In January 2017, the FASB issued ASU No. 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017‑01”). ASU 2017‑01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, the ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2017-01 dis not have a material impact on Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation — Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU does not have material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the Board re-characterized the indefinite deferral of certain provisions of Topic 480 to a scope exception. The re-characterization has no accounting effect. Down round features will no longer cause freestanding equity-linked financial instruments and embedded conversion options to be considered “not indexed to an entity’s own stock.” ASU 2017-11 is effective for public business entities for fiscal year beginning after December 15, 2018. All others have an additional year. Early adoption is permitted for all entities, including in an interim period. Entities may use the retrospective or modified retrospective transition method.  The Company has early adopted this ASU and it does not have a material impact on previously recorded balances on its consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”). The amendments in this Update (1) clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer, (2) clarify that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place, (3) clarify that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities, (4) clarify that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives, or 825- 10, Financial Instruments— Overall, (5) clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability, and then both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates, (6) clarify that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU 2016-01 is meant only for instances in which the measurement alternative is applied. For public business entities, ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in ASU 2016-01. The impact of the adoption of the amendments in this Update depends on the amount of equity securities and financial instruments subject to the amendments in this Update held by the Company at the time of adoption. The adoption of this ASU did not have a material impact on Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within this fiscal year, with early adoption permitting but no earlier than the date on which an entity adopts ASC 606. The adoption of this ASU did not have a material impact on Company’s consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810) Targeted Improvements to Related Party guidance for Variable Interest Entities, which amends two aspects of the related-party guidance in ASC 810. Specifically, the ASU (1) add an elective private-company scope exception to the variable interest entity guidance for entities under common control and (2) removes a sentence in ASC 810-10-55-37D regarding the evaluation of fee paid to decision makers to conform with the amendments in ASU 2016-17, Interest Held Through Related Parties That Are Under Common Control. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is not expecting a material impact on its consolidated financial statements.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following

	As of December 31,
	2018	2017
Equipment	$305,250	$225,615
Leasehold improvements	70,249	61,054
Furniture and fixtures	79,001	74,090
Total property and equipment	454,500	360,759
Less: accumulated depreciation	(302,814)	(255,457)
Property and Equipment, net	$151,686	$105,302

During the years ended December 31, 2018 and 2017, depreciation expense was $47,242 and $32,379 , respectively.

NOTE 4 — INVESTMENTS

Equity Securities—Effective January 1, 2018, the Company adopted ASU 2016-01 which requires the Company to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, the Company has elected the measurement alternative under which the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired; however, the Company is not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators exist, the Company generally uses discounted cash flow analyses to determine the fair value. For the year ended December 31, 2018, the Company did not recognize any fair value adjustments for equity securities without readily determinable fair values. The Company recognized a cumulative effect adjustment of $41.4 million, net of $12.3 million income tax benefit, to increase the opening balance of accumulated deficit with an offset to accumulated other comprehensive income as of January 1, 2018, in connection with the adoption of ASU 2016-01.

For fiscal periods beginning prior to January 1, 2018, marketable equity securities not accounted for under the equity method were classified as available-for-sale. There were no marketable equity securities classified as trading. For equity securities classified as available-for-sale, realized gains and losses were included in net loss. Unrealized gains and losses on equity securities classified as available-for-sale were recognized in accumulated other comprehensive income (loss), net of deferred taxes. In addition, the Company had equity securities without readily determinable fair values that were recorded at cost. For these cost method investments, the Company recorded dividend income, if any, when applicable dividends were declared. Cost method investments were reported as investment in marketable securities, marketable securities, pledged to creditor and long-term investment at cost in our consolidated balance sheets. Dividend income from cost method investments was reported in other income (expenses) in our consolidated statements of comprehensive loss. The Company estimated that the fair values of its cost method investments approximated their carrying values as of December 31, 2018 and 2017.

The fair values of our equity securities were included in the following line items in our consolidated balance sheets:

	As of December 31, 2018		As of December 31, 2017
	Fair Value with Changes Recognized in Income	Measurement Alternative - No Readily Determinable Fair Value	Fair Value with Changes Recognized in Income	Measurement Alternative - No Readily Determinable Fair Value
Marketable securities	$49,581,080	$—	$99,997,322	$—
Long-term investment at cost	—	538,202		65,520
Total equity securities	$49,581,080	$538,202	$99,997,322	$65,520

Proceeds from the sales of marketable securities classified as available-for-sales and sold were $6.4 million and none in the year ended December 31, 2018 and 2017, respectively. Net unrealized losses on available-for-sales on marketable securities still held at the year ended December 31, 2018 was $43.2 million.

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

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	December 31, 2018	December 31, 2017
Accounts payable:
Regulatory fees	$—	$715,999
Clinical and regulatory expenses	83,025	116,736
Commercialization consulting fees	3,938	40,000
Legal expenses	43,858	87,701
Consulting fees	2,036,380	143,038
Accounting fees	73,290	67,293
Selling expenses	381,572	35,383
Investor relations and public relations expenses	44,484	55,526
Other vendors	937,190	337,960
Total amounts payable	3,603,737	1,599,636
Accrued interest payable, related parties	842,389	318,120
Accrued interest payable	2,138,133	1,449,154
Accrued expenses:
Wages and payroll taxes payable	156,612	1,711,541
Deferred salary	291,667	291,667
Paid vacation payable	263,975	186,978
Accrued rebates	1,743,847	—
Other accrued expenses	83,115	138,214
Total accrued expenses	2,539,216	2,328,400
Total accounts payable and accrued expenses	$9,123,475	$5,695,310

NOTE 6—NOTES PAYABLE

Notes payable consisted of the following at December 31, 2018 and 2017:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding December 31, 2018	Discount Amount December 31, 2018	Carrying Amount December 31, 2018	Shares Underlying Notes December 31, 2018	Principal Outstanding December 31, 2017	Discount Amount December 31, 2017	Carrying Amount December 31, 2017	Shares Underlying Notes December 31, 2017
Notes payable
2013	10%	Due on demand	—	$908,900	$—	$908,900	—	$887,600	$—	$887,600	—
2015	10%	Due on demand	—	$10,000	—	10,000	—	—	—	—	—
2016	10% - 11%	Due on demand	—	843,335	—	843,335	—	833,335	—	833,335	—
2017	5% - 11%	Due on demand	—	2,575,410	—	2,575,410	—	6,150,208	—	6,150,208	—
2018	10% - 11%	Due on demand- 18 months	—	12,311,000	9,233,089	3,077,911	—	—	—	—	—
				$16,648,645	$9,233,089	$7,415,556	—	$7,871,143	$—	$7,871,143	—

		Current		$12,448,645	$6,054,484	6,394,161	—	$7,871,143	$—	$7,871,143	—
		Non-current		$4,200,000	$3,178,605	1,021,395	—	$—	$—	$—	—
Notes payable - related party
2015	11%	Due on demand	—	$—	—	$—	—	$310,000	—	$310,000	—
2016	10% - 11%	Due on demand	—	270,000	—	270,000	—	810,510	—	810,510	—
2017	10%	Due on demand	—	38,583	—	38,583	—	915,751	—	915,751	—
2018	11%	Due on demand		159,223	—	159,223	—	—	—	—	—
				$467,806	$—	$467,806	—	$2,036,261	$—	$2,036,261	—

		Current		$467,806	$—	$467,806	—	$2,036,261	$—	$2,036,261	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300,000	$—	$300,000	98,285	$300,000	$—	$300,000	98,285
2014	10%	Due on demand - 2 years	$3.05 - $3.60	518,846	—	518,846	183,648	486,878	—	486,878	168,766
2016	10%	Due on demand - 2 years	$3.60 - $4.50	61,535	—	61,535	16,753	1,516,329	83,298	1,433,031	441,048
2017	10% - 13.5%	Due on demand - 3 years	$3.50 - $10.31	2,819,835	348,944	2,470,891	899,613	36,113,296	11,232,423	24,880,873	5,357,488
2018	6% - 10%	Due on demand - 2 years	$3.50 - $10.00	19,555,566	6,168,939	13,386,627	3,664,143	—	—	—	—
				$23,255,782	$6,517,883	$16,737,899	4,862,442	$38,416,503	$11,315,721	$27,100,782	6,065,587

		Current		$16,604,029	$5,350,681	$11,253,348	3,981,232	$12,860,912	$5,835,910	$7,025,002	3,449,984
		Non-current		$6,651,753	$1,167,202	$5,484,551	881,210	$25,555,591	$5,479,811	$20,075,780	2,615,603
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$200,000	$—	$200,000	74,182	$200,000	$—	$200,000	68,122
2015	10%	2 years	$4.50	200,000	—	200,000	58,350	200,000	—	200,000	53,905
2017	10%	2 years	$10.00	5,000,000	311,458	4,688,542	532,671	—	—	—	—
2018	10%	2 years	$10.00	9,400,000	871,460	8,528,540	971,963	—	—	—	—
				$14,800,000	$1,182,918	13,617,082	1,637,166	$400,000	$—	$400,000	122,027

		Current		$5,400,000	$311,458	$5,088,542	665,203	$400,000	$—	$400,000	122,027
		Non-current		$9,400,000	$871,460	$8,528,540	971,963	$—	$—	$—	—
		Grand Total		$55,172,233	$16,933,890	$38,238,343	6,499,608	$48,723,907	$11,315,721	37,408,186	6,187,614

Note: Notes payables and convertible note payables for certain individuals have been reclassified from unrelated party to related party and vice versa from fiscal year ended December 31, 2017 and 2018 as the relationships with these individuals have changed.

The average stated interest rate of notes payable was 10% and 11% for years ended December 31, 2018 and 2017, respectively. The average effective interest rate of notes payable for the years ended December 31, 2018 and 2017 was 35% and 24% respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable do not have restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into the Company’s common stock at the stated conversion price during the term of their convertible notes. Conversion prices on these convertible notes payable range from $3.05 to $10.31 per share. Certain notes with a $4.50 and a $10.00 stated conversion price in the second year of their two‑year term are subject to automatic conversion into shares of the Company’s common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All due on demand notes are treated as current liabilities.

Contractual principal payments due on notes payable are as follows:

Year Ending	December 31, 2018
2019	$34,920,480
2020	20,251,753
Total	$55,172,233

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

The fair value of the warrants issued in conjunction with notes was determined using the Binominal Monte-Carlo Cliquet option pricing model with the following inputs for the years ended:

	2018	2017
Stock price	$11.10	$11.40
Exercise price	$11.30	$10.80
Term	5 years	5 years
Risk‑free interest rate	3.05%	2.20%
Expected dividend yield	—	—
Expected volatility	70.0%	70.00%

In situations where the debt included both a beneficial conversion feature and a warrant, the proceeds were allocated to the warrants and beneficial conversion feature based on the pro‑rata fair value.

NOTE 7—STOCKHOLDERS’ DEFICIT

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

As of December 31, 2017, the aggregate fair value of the Private Placement warrants, replacement warrants, and the Broker Warrants was $26,377,000 (see Note 2). For further details regarding registration rights associated with the Private Placement warrants, replacement warrants, and Broker Warrants, see the Registration Rights section below in this footnote.

In September 2018, all of the Private Placement warrants, replacement warrants and Broker Warrants had been exercised primarily on a cashless basis, or had expired.

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

In February 2018, the Company made a full prepayment of the Initial Note. Upon such prepayment, the Purchase Agreement and the Company’s obligations under the Transaction Documents entered into pursuant to the Purchase Agreement were terminated except for a warrant for 240,764 shares of common stock of the Company at an exercise price of $10.80 per share (the “Initial Warrant”) and a Registration Rights Agreement.

In October 2018, the Company sold and issued $12.2 million principal amount of debentures and warrants to purchase an aggregate of up to 1,220,000 share of the Company common stock. The net proceeds of the sale of the debentures and warrants were used to fund the loan to EJ Holdings, Inc.

The debentures bear interest at the rate of 10% per annum, payable monthly commencing November 1, 2018, and will mature on April 21, 2020. The Company will be obliged to redeem $1,000,000 principal amount debentures monthly, commencing in May 2019, and to redeem the debentures in full upon a “subsequent financing” of at least $20 million, subject to certain exceptions, or in the “event of default” (as defined). The Company’s obligations under the debentures are secured by a security interest in substantially all of our assets, except for certain pledged marketable securities and are guaranteed by the U.S. subsidiaries, Emmaus Medical, Inc. and Newfield Nutrition Corporation.

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

T.R. Winston & Company, LLC acted as placement agent in connection with the sales of the debentures and warrants pursuant to an amended and restated fee agreement with us dated October 1, 2018. In accordance with the fee agreement, the Company paid T.R. Winston a cash fee equal to 5% of the gross proceeds received from the purchasers granted T.R. Winston warrants to purchase up to 120,000 shares of the Company common stock on the same terms as the common stock purchase warrants sold to the purchasers and reimbursed T.R. Winston for certain legal fees and expenses.

A summary of outstanding warrants as of December 31, 2018 and 2017 is presented below.

	Year ended	Year ended
	December 31, 2018	December 31, 2017
Warrants outstanding, beginning of period	5,265,432	5,024,668
Granted	1,542,000	240,764
Exercised	(2,385,317)	—
Cancelled, forfeited and expired	(985,684)	—
Warrants outstanding, end of period	3,436,431	5,265,432

A summary of outstanding warrants by year issued and exercise price as of December 31, 2018 is presented below.

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
At December 31, 2014
	$3.50	50,000	0.33	$3.50	50,000	$3.50
	2014 Total	50,000			50,000
At December 31, 2015
	$4.90	110,417	1.18	$4.90	110,417	$4.90
	2015 Total	110,417			110,417
At December 31, 2016
	$4.50	118,750	2.50	$4.50	118,750	$4.50
	$4.70	75,000	2.33	$4.70	75,000	$4.70
	$5.00	1,300,000	2.36	$5.00	1,300,000	$5.00
	2016 Total	1,493,750			1,493,750
At December 31, 2017
	$10.80	240,764	4.50	$10.80	240,764	$10.80
	2017 Total	240,764			240,764
At December 31, 2018
	$11.30	1,541,500	4.78	$11.30	1,541,500	$11.30
	Grand Total	3,436,431			3,436,431

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

	9/27/2018	8/8/2018	2/27/2018	12/31/2017
Stock Price	$11.10	$11.30	$11.40	$11.40
Exercise Price	$11.10	$11.30	$11.40	$11.40
Term	10 years	10 years	10 years	10 years
Risk-Free Rate	2.99%	2.88%	2.75%	2.27%
Dividend Yield	—	—	—	—
Volatility	69.14%	66.09%	68.18%	68.18%

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

During the year ended December 31, 2018, the Company’s Board of Directors granted 357,000 options to its officers, directors and employees. The option will vest as follows: one‑third (1/3) will vest on the first anniversary of the grant date, and the remaining two‑thirds (2/3) will vest in twenty‑four approximately equal monthly installments over a period of two years thereafter. During the year ended December 31, 2017, 50,000 options were granted by the Company’s Board of Directors to a consultant. These options vested immediately, have an exercise price of $11.40 per share and are exercisable through 2027. As of December 31, 2018 and 2017, there were 6,642,200 and 6,775,200 options outstanding, respectively, under the 2011 Stock Incentive Plan.

A summary of the Company’s stock option activity for the years ended December 31, 2018 and 2017 is presented below:

	December 31, 2018		December 31, 2017
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	6,775,200	$4.12	6,955,200	$4.10
Granted or deemed issued	357,000	$11.28	50,000	$11.40
Exercised	(170,000)	$4.59	(11,895)	$4.19
Cancelled, forfeited and expired	(320,000)	$6.06	(218,105)	$4.98
Options outstanding, end of period	6,642,200	$4.40	6,775,200	$4.12
Options exercisable at end of year	5,958,783	$3.87	5,604,439	$3.95
Options available for future grant	2,357,800		2,224,800

During the years ended December 31, 2018 and 2017, the Company recognized $4.6 million and $5.1 million, respectively, of share‑based compensation cost arising from stock option grants. As of December 31, 2018, there was $3.3 million of total unrecognized compensation cost related to unvested share‑based compensation arrangements granted under the 2011 Stock Incentive Plan. That cost is expected to be recognized over the weighted average remaining period of 1.9 years.

Registration rights—Pursuant to the Purchase Warrant relating to the GPB Debt Holdings II, LLC issued by the Company on December 29, 2017, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) relating to the offer and sale by GPB of the Company Shares underlying the Warrants. The Company is required to file a registration statement within one hundred eighty (180) days of closing of a public listing of the Company’s Common Stock for trading on any national securities exchange (excluding any over-the-counter market), whether through a direct listing application or merger transaction. The Company is required to have the registration statement become effective on the earlier of (A) the date that is two-hundred and forty (240) days following the later to occur of (i) the date of closing of the public listing or (ii) or in the event the registration statement receives a “full review” by the Commission, the date that is 300 days following the date of closing of the public listing, or (B) the date which is within three (3) business days after the date on which the Commission informs the Company (i) that the Commission will not review the registration statement or (ii) that the Company may request the acceleration of the effectiveness of the registration statement. If the Company does not effect such registration within that period of time, it will be required to pay GPB for liquidated damages an amount of cash equal to 2% of the product of (i) the number of Registrable Securities and (ii) the Closing Sale Price or Closing Bid Price as of the trading day immediately prior to the Event Date, such payments to be made on the Event Date and every thirty (30) day anniversary thereafter with a maximum penalty of 12% until the applicable Event is cured; provided, however, that in the event the Commission does not permit all of the Registrable Securities to be included in the Registration Statement because of its application of Rule 415, liquidated damages shall only be payable by the Company based on the portion of the Holder’s initial investment in the Securities that corresponds to the number of such Holder’s Registrable Securities permitted to be registered by the Commission in such Registration Statement pursuant to Rule 415.

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

NOTE 8—INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2018 and 2017:

	2018	2017
Current U.S.	$5,586	$2,400
International	636	833
Deferred U.S.	—	(12,306,343)
International	—	—
	$6,222	$(12,303,110)

A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Deferred tax assets consist of the following as of December 31, 2018 and 2017:

	2018	2017
Net operating loss carryforward	$19,900,927	$15,086,163
General business tax credit	9,342,425	8,911,700
Stock options	6,011,522	3,583,299
Charitable contribution	139,124	38,128
Accrued expenses	364,306	229,105
Unearned revenue	1,395,870	—
Allowance for bad AR	172,939	—
Other	317,845	29,855
Total gross deferred tax assets	37,644,958	27,878,250
Less valuation allowance	(34,599,232)	(13,381,045)
Net deferred tax assets	$3,045,726	$14,497,205

Deferred tax liabilities consist of the following as of December 31, 2018 and 2017:

	2018	2017
Unrealized gain on LT investment	$2,964,943	$—
Unrealized gain on foreign exchange translation and others	(78,281)	(32,752)
Unrealized gain on marketable securities	—	(14,464,453)
Other	(2,502)	—
Total deferred tax liability	$2,884,160	$(14,497,205)

During 2018, the valuation allowance increased by $21.2 million and during 2017, the valuation allowance decreased by $23.4 million, respectively.

As of December 31, 2018 and 2017, the Company had net operating loss carryforwards for federal reporting purposes of approximately $64.8 million and $64.6 million, which are available to offset future federal taxable income, if any. Net operation loss generated in 2017 and prior expire in various years through 2037. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $55.7 million and $57.9 million respectively, which expire in various years through 2038. The utilization of our net operating losses could be subject to an annual limitation as a result of certain past and future events, such as acquisition or other significant equity events, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization. As of December 31, 2018 and 2017, the Company has general business tax credits of $9.3million and $8.9 million, respectively, for federal tax purposes. The tax credits are available to offset future tax liabilities, if any, through 2038.

The income tax provision differs from that computed using the statutory federal tax rate of 21%, due to the following:

	2018	2017
Tax benefit at statutory federal rate	$(12,169,762)	$(15,496,876)
State taxes, net of federal tax benefit	(3,786,890)	(398,315)
Increase in valuation allowance	6,753,526	(8,943,404)
Permanent items	750,485	9,521,184
General business tax credit	(430,724)	(1,407,553)
Impact from tax rate change (34% to 21%)	—	10,210,183
OCI, tax benefit	—	(12,306,343)
Other	8,889,587	6,518,014
	$6,222	$(12,303,110)

As of December 31, 2018 and 2017, the Company had no unrecognized tax benefits, and the Company had no position which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements. As of December 31, 2018, all federal tax returns since 2015 and state tax returns since 2014 are still subject to adjustment upon audit. No tax returns are currently being examined by taxing authorities.

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating leases—The Company leases its office space under operating leases with unrelated entities. The rent expense during the years ended December 31, 2018 and 2017 amounted to $668,620 and $563,382, respectively.

Future minimum lease payments under the agreements are as follows:

Year	Amount
2019	$729,825
2020	974,008
2021	973,428
2022	1,003,437
Thereafter	3,665,179
Total	$7,345,877

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

On July 2, 2018, we entered into an Additional Agreement with Evercore Investment Holdings Co., Ltd. (formerly Telcon Holdings Co., Ltd.), (“Evercore”), and Telcon RF Pharmaceutical Inc. (formerly Telcon Inc.), (“Telcon”). In the Additional Agreement, we agreed to use the proceeds from the sales of our KPM shares to repurchase Emmaus shares from Telcon at a price of $7.60 a share, subject to certain exceptions, and Telcon granted us the right to purchase from Telcon all or a portion of its Emmaus shares at a price of $7.60 a share until October 31, 2018 and at a price to be agreed upon after October 31, 2018. We repurchased 495,000 shares from Telcon at a price of $7.60 a share in 2018. Then, the date was extended to May 31, 2019. Telcon also granted us under the Additional Agreement a right of first refusal until June 30, 2019 to purchase any Emmaus shares that Telcon may wish to sell.

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

NOTE 10—RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding as of the date hereof or at any time during the year ended December 31, 2018.

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2018	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes December 31, 2018
Current, Promissory note payable to related parties:
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on Demand	$—	$300,000	$300,000	$76,036	$—	$—
	Lan T. Tran (2)	11%	2/10/2016	Due on Demand	—	130,510	130,510	28,712	—	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on Demand	—	400,000	400,000	94,389	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20,000	20,000	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250,000	250,000	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	12,000	12,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	26,583	903,751	877,167	94,584	—	—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	159,223	159,223	—	—		—
				Subtotal	$467,806	$2,175,484	$1,707,678	$293,721		$—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$200,000	$200,000	$—	$—	$3.30	$74,182
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	$4.50	$58,350
	Wei Peu Zen (3)	10%	11/6/2017	2 years	5,000,000	5,000,000	—	250,000	$10.00	$532,671
				Subtotal	$5,400,000	$5,400,000	$—	$250,000		$665,203

Non Current, Convertible notes payable to related parties:
	Profit Preview International Group, Ltd. (4)	10%	2/1/2018	2 years	4,037,000	4,037,000	—	201,850	$10.00	$420,456
	Profit Preview International Group, Ltd. (4)	10%	3/21/2018	2 years	5,363,000	5,363,000	—	268,150	$10.00	$551,507
				Subtotal	$9,400,000	$9,400,000	$—	$470,000		$971,963
				Total	$15,267,806	$16,975,484	$1,707,678	$1,013,721		$1,637,166

The following table sets forth information relating to our loans from related persons outstanding as of the date hereof or at any time during the year ended December 31, 2017.

Class	Lender	Interest rate	Date of loan	Term of Loan	Principal Amount Outstanding at December 31, 2017	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes at December 31, 2017

Current, Promissory note payable to related parties:
	Hope Hospice (1)	8%	1/17/2012	Due on Demand	$—	$200,000	$200,000	$7,331	—	—
	Hope Hospice (1)	8%	6/14/2012	Due on Demand	—	200,000	200,000	14,762	—	—
	Hope Hospice (1)	8%	6/21/2012	Due on Demand	—	100,000	100,000	7,249	—	—
	Hope Hospice (1)	8%	2/11/2013	Due on Demand	—	50,000	50,000	1,559	—	—
	Hope Hospice (1)	10%	1/7/2015	Due on Demand	—	100,000	100,000	28,630	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	2/20/2015	Due on Demand	10,000	10,000	—	—	—	—
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on Demand	300,000	300,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	5/21/2015	Due on Demand	0	826,105	94,339	61,829	—	—
	Lan T. Tran (2)	11%	2/10/2016	Due on Demand	130,510	130,510	—	—	—	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on Demand	400,000	400,000	—	—	—	—
	Hope Hospice (1)	10%	4/4/2016	Due on Demand	—	50,000	50,000	8,110	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20,000	20,000	—	—	—	—
	IRA Service Trust Co. FBO Peter B. Ludlum (2)	10%	5/5/2016	Due on Demand	10,000	10,000	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250,000	250,000	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	12,000	12,000	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	903,751	903,751	—	—	—	—
				Subtotal	$2,036,261	$3,562,366	$794,339	$129,470		—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$200,000	$388,800	$188,800	$57,886	$3.30	68,122
	Charles & Kimxa Stark (2)	10%	10/1/2015	2 years	—	20,000	20,000	4,405	$4.50	—
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200,000	200,000	—	—	$4.50	53,905
				Subtotal	$400,000	$608,800	$208,800	$62,291		122,027

				Total	$2,436,261	$4,171,166	$1,003,139	$191,761		122,027
(1)	Dr. Niihara, our director and Chief Executive Officer, is also the Chief Executive Officer of Hope Hospice.
(2)	Officer
(3)	Director

Mr. Zen, a Director, is the sole owner of Profit Preview International Group, Ltd.

(4)Mr. Zen, a Director, is the sole owner of Profit Preview International Group, Ltd.

NOTE 11—SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2018, the Company issued the following:

Common Shares Issued after December 31, 2018	Amounts	Number of Shares Issued
Common shares	$1,885,000	227,500

On January 7, 2019, we announced our entry into an Agreement and Plan of Merger and Reorganization, dated as of January 4, 2019 (as it may be amended, the “Merger Agreement”), among Emmaus, MYnd Analytics, Inc. (“Parent”) and Athena Merger Subsidiary, Inc. (“Merger Sub”), pursuant to which Merger Sub will merger with and into Emmaus, with Emmaus surviving as a subsidiary of Parent.

On March 5, 2019, we entered into a securities amendment agreement with the holders of our 10% senior secured debentures and related common stock purchase warrants issued in October 2018. The amendment provides that the securities purchase agreement among the company and the holders of the debentures entered into on September 8, 2018, as previously amended, is to be further amended in certain respects, and the debentures and warrants are to be amended in certain respects and restated in their entirety, concurrent with and subject to the completion of our proposed merger transaction with MYnd Analytics, Inc. described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “ SEC”) on January 7, 2019.