Form 10-Q
period 2019-03-31
EMMAUS LIFE SCIENCES, INC.
filed 2019-05-14
CIK 1420031

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

The registrant had 36,051,394 shares of common stock, par value $0.001 per share, outstanding as of May 10, 2019.

EMMAUS LIFE SCIENCES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share and per share amounts)

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents ($13,071 and $13,175 attributable to the VIE)	$15,310	$17,080
Accounts receivable, net	1,760	1,351
Inventories, net	5,795	4,705
Investment in marketable securities	42,873	49,343
Marketable securities, pledged to creditor	251	238
Prepaid expenses and other current assets ($271 and $273 attributable to the VIE)	818	743
Total current assets	66,807	73,460
PROPERTY AND EQUIPMENT, NET	153	152
OTHER ASSETS
Long-term investment at cost	527	538
Intangibles, net	50	54
Right of use assets	2,838	—
Deposits and other assets	360	352
Total other assets	3,775	944
Total assets	$70,735	$74,556
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,068	$9,122
Deferred rent	—	19
Operating lease liabilities	682	—
Other current liabilities	5,217	5,181
Notes payable, net	7,000	6,394
Notes payable to related parties, net	470	468
Convertible notes payable, net	15,157	11,253
Convertible notes payable to related parties, net	13,896	5,089
Total current liabilities	53,490	37,526
LONG-TERM LIABILITIES
Deferred rent	—	268
Operating lease liabilities	2,478	—
Other long-term liabilities	35,637	36,222
Warrant derivative liabilities	1,447	1,399
Notes payable, net	1,922	1,021
Convertible notes payable, net	389	5,485
Convertible notes payable to related parties, net	—	8,529
Total long-term liabilities	41,873	52,924
Total liabilities	95,363	90,450
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 100,000,000 shares authorized, 35,947,804 shares and 35,558,305 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	36	36
Additional paid-in capital	146,344	140,904
Accumulated other comprehensive income (loss)	(62)	(69)
Accumulated deficit	(170,864)	(156,668)
Total stockholders’ deficit	(24,546)	(15,797)
Noncontrolling interests	(82)	(97)
Total liabilities & stockholders’ deficit	$70,735	$74,556

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts) (Unaudited)

	Three months ended March 31,
	2019	2018
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
REVENUES, NET	$5,307	$781
COST OF GOODS SOLD	200	134
GROSS PROFIT	5,107	647
OPERATING EXPENSES
Research and development	513	411
Selling	1,485	870
General and administrative	3,681	3,807
Total operating expenses	5,679	5,088
LOSS FROM OPERATIONS	(572)	(4,441)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	—	(3,245)
Change in fair value of warrant derivative liabilities	(48)	840
Change in fair value of embedded conversion option	—	466
Net gains (losses) on equity investment in marketable securities	(6,457)	5,535
Interest and other income (loss)	(111)	46
Interest expense	(6,965)	(5,298)
Total other income (expenses)	(13,581)	(1,656)
LOSS BEFORE INCOME TAXES	(14,153)	(6,097)
INCOME TAXES	—	—
NET LOSS INCLUDING NONCONTROLLING INTERESTS	(14,153)	(6,097)
Net (income) loss attributable to noncontrolling interests	(14)	—
NET LOSS ATTRIBUTABLE TO THE COMPANY	(14,167)	(6,097)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	8	14
Other comprehensive income (loss)	8	14
COMPREHENSIVE INCOME (LOSS)	(14,145)	(6,083)
Amounts attributable to noncontrolling interests:
Net (income) loss attributable to noncontrolling interest	(14)	—
Foreign currency translation adjustments	(1)	—
Comprehensive (income) loss attributable to noncontrolling interest	(15)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(14,160)	$(6,083)
NET LOSS PER COMMON SHARE	$(0.40)	$(0.17)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	35,684,038	34,891,450

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(In thousands, except share and per share amounts) (Unaudited)

	Common stock – par value $0.001 per share, 100,000,000
	shares authorized
	Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Accumulated Deficit	Total Emmaus Stockholders' Equity / (Deficit)	Non-controlling Interests	Total Equity / (Deficit)
Balance at January 1, 2018	34,885,506	$35	$113,112	$41,276	$—	$(140,132)	$14,291	$—	$14,291
Cumulative effect adjustment on adoption of ASU 2016-01	—	—	—	(41,362)	—	41,362	—	—	—
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	3,638	—	—	—	3,638	—	3,638
Stock issued for cash	25,000	—	275	—	—	—	275		275
Repurchase of common stock	—	—	—	—	(1,314)	—	(1,314)		(1,314)
Share-based compensation	—	—	710	—	—	—	710	—	710
Foreign currency translation effect	—	—	—	14	—	—	14	—	14
Net income (loss)	—	—	—	—	—	(6,097)	(6,097)	—	(6,097)
Balance at March 31, 2018	34,910,506	$35	$117,735	$(72)	$(1,314)	$(104,867)	$11,517	$—	$11,517

Balance at January 1, 2019	35,558,305	$36	$140,904	$(69)	$—	$(156,668)	$(15,797)	$(97)	$(15,894)
Cumulative effect adjustment on adoption of ASC 842	—	—	—	—	—	(29)	(29)	—	(29)
Beneficial conversion feature relating to convertible and promissory notes payable	—	—	2,039	—	—	—	2,039	—	2,039
Exercise of warrants	500	—	5	—	—	—	5	—	5
Stock issued for cash	307,500	—	2,530	—	—	—	2,530		2,530
Conversion of notes payable to common stock	81,332	—	329	—	—	—	329	—	329
Share-based compensation	—	—	536	—	—	—	536	—	536
Exercise of common stock options	167	—	1	—	—	—	1	—	1
Foreign currency translation effect	—	—	—	7	—	—	7	1	8
Net income (loss)	—	—	—	—	—	(14,167)	(14,167)	14	(14,153)
Balance, March 31, 2019	35,947,804	$36	$146,344	$(62)	$—	$(170,864)	$(24,546)	$(82)	$(24,628)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three months ended March 31,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,153)	$(6,097)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	17	13
Cost of scrapped inventory written off	—	8
Amortization of discount of convertible notes	5,641	4,192
Foreign exchange adjustments on convertible notes and notes payable	(19)	135
Net losses (gains) on equity investment in marketable securities	6,457	(5,535)
Loss on debt settlement	—	3,245
Share-based compensation	536	710
Change in fair value of warrant derivative liabilities	48	(840)
Change in fair value of embedded conversion option	—	(466)
Net changes in operating assets and liabilities
Accounts receivable	(409)	(658)
Inventories	(1,091)	(388)
Prepaid expenses and other current assets	(83)	94
Other non-current assets	(2,813)	(84)
Accounts payable and accrued expenses	2,339	(539)
Deferred revenue	500	596
Deferred rent	(287)	(41)
Other current liabilities	36	40
Other long-term liabilities	1,997	5,000
Net cash flows used in operating activities	(1,284)	(615)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(16)	(15)
Purchase of marketable securities and investment at cost	—	(469)
Net cash flows used in investing activities	(16)	(484)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock and warrants	—	(7,500)
Proceeds from convertible notes payable issued, net of issuance cost and discount	—	14,395
Payments of notes payable	—	(3,500)
Payments of convertible notes	(3,048)	(20,000)
Proceeds from exercise of warrants	5	—
Proceeds from issuance of common stock	2,530	275
Proceeds from conversion of notes payable to common stock	21	—
Net cash flows used in financing activities	(492)	(16,330)
Effect of exchange rate changes on cash	22	(14)
Net decrease in cash, cash equivalents and restricted cash	(1,770)	(17,443)
Cash and cash equivalents, beginning of period	17,080	22,556
Cash and cash equivalents, end of period	$15,310	$5,113
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$385	$371
Conversion of notes payable to common stock	$308	$—

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Emmaus Life Sciences, Inc. and subsidiaries (collectively, the “Company” or “Emmaus”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions have been eliminated. The Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, market acceptance of Endari™, and achieving a profitable level of revenues. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2019 (the “Annual Report”). Interim results for the periods presented herein are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

The preparation of the consolidated financial statements requires the use of management estimates. Actual results could differ materially from those estimates.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019 except for leases, which are discussed below. Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the three months ended March 31, 2019 and comparative amounts from the prior fiscal periods:

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

Since January 2018, the Company has generated revenues through the sale of Endari as a treatment for sickle cell disease (“SCD”). The Company also generates revenues to a much lesser extent from the sale of AminoPure®, a nutritional supplement.

Revenues from Endari product sales are recognized upon delivery and transfer of control of products to the Company’s distributors and specialty pharmacy customers. Distributors resell the products to other specialty pharmacy providers, health care providers, hospitals, patients and clinics. In addition to distribution agreements with distributors, the Company enters into contractual arrangements with specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products. These various discounts, rebates, and charge-backs are referred to as “variable consideration.” Revenues from product sales are recorded net of variable consideration.

Prior to recognizing revenues, the Company’s management forecasts and estimates variable consideration. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Provisions for returns and other variable consideration adjustments are provided for in the period in which the related revenues are recorded. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.  The following are our significant categories of sales discounts and allowances:

Sales Discounts: The Company provides its customers contractual prompt payment discounts and from time to time offers additional one-time discounts that are recorded as a reduction of revenues in the period the revenues are recognized.

Product Returns: The Company offers its distributors a right to return product purchased directly from the Company based principally upon (i) overstocks, (ii) inactive product or non-moving product due to market conditions, and (iii) expired products. Product return allowances are estimated and recorded at the time of sale.

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and the Medicare prescription drug coverage gap program.  The Company’s management estimates Medicaid and Medicare prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenues are recognized, resulting in a reduction of product revenues and the establishment of a current liability that is included as accounts payable and accrued expenses in our balance sheet. The liability for these rebates consists primarily of estimates of claims expected to be received in future periods related to the recognized revenues.

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

Leases — As described below under "Recent accounting pronouncements,” we adopted ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”) as of January 1, 2019. Pursuant to ASU 2016-02, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASU 2016-02, we recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset during the lease term and the lease obligation represents our commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations were recognized based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at our adoption date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. For all lease agreements we combine lease and non-lease components. No right-of-use asset and related lease liability are recorded for leases with an initial term of 12 months or less.

Prior to our adoption of ASU 2016-02, when our lease agreements contained tenant improvement allowances and rent escalation clauses, we recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. The lease expense related to operating leases was recognized on a straight-line basis in the statements of operations over the term of each lease. In cases where the lessor granted us leasehold improvement allowances, we capitalized the improvements as incurred and recognized it over the shorter of the lease term or the expected useful life of the improvements.

Inventories — Substantially all of the raw material purchased during the three months ended March 31, 2019 and for the year ended December 31, 2018 were from one vendor. The below table presents inventory by category (in thousands):

Inventories by category	March 31, 2019	December 31, 2018
Raw materials and components	$647	$171
Work-in-process	1,584	2,471
Finished goods	3,564	2,063
Total	$5,795	$4,705

Marketable securities— The Company’s marketable securities consist of the following securities; (a) 39,250 shares of capital stock of CellSeed, Inc. (“CellSeed”) acquired in January 2009 at ¥680 JPY per share ($7.69 USD); (b) 6,643,559 shares of capital stock of Telcon, Inc. (“Telcon”) which were acquired in July 2017 for ₩36,001,446,221 KRW (equivalent to $31.8 million USD) at ₩5,419 KRW per share.

As of March 31, 2019 and December 31, 2018, the closing prices per CellSeed share on the Tokyo Stock Exchange were ¥710 ($6.40 USD) and ¥668 JPY ($6.07 USD), respectively, and the closing prices per Telcon share on the Korean Securities Dealers Automated Quotations (“KOSDAQ”) were ₩7,350 ($6.45 USD) and ₩8,280 KRW ($7.43 USD), respectively.

As of March 31, 2019, and December 31, 2018, 39,250 shares of CellSeed common stock were pledged to secure a $300,000 convertible note of the Company issued to Mitsubishi UFJ Capital III Limited Partnership that is due on demand and were classified as marketable securities, pledged to creditor in our balance sheet.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Prepaid insurance	$80	$82
Other prepaid expenses and current assets	738	661
	$818	$743

Other long-term liabilities—Other long-term liabilities consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Trade discount	$25,137	$26,222
Unearned revenue	10,500	10,000
Other long-term liabilities	—	—
Total other long-term liabilities	$35,637	$36,222

The Company entered into an API Supply Agreement (the “API Agreement”) with Telcon pursuant to which Telcon advanced to the Company approximately ₩36.0 billion KRW (approximately $31.8 million USD), accounted for as a trade discount, in consideration for the right to supply 25% of the Company’s requirements for bulk containers of pharmaceutical grade L-glutamine (“PGLG”). Refer Note 10 for additional details.

Fair value measurements — The following table presents the change in fair value of warrant derivative liabilities on a recurring basis using Level 3 inputs during the year ended December 31, 2018 (in thousands):

Year Ended
Warrant Derivative Liabilities—Stock Purchase Warrants	December 31, 2018
Balance, beginning of period	$26,377
Repurchased	(6,186)
Change in fair value included in the statement of comprehensive income (loss)	(20,191)
Balance, end of period	$—

The following table presents the change in fair value of warrants issued to GPB Debt Holdings II, LLC as described in Note 8 as of March 31, 2019 and December 31, 2018 (in thousands):

	For the Three Months Ended		Year Ended
	March 31, 2019		December 31, 2018
Warrant Derivative Liabilities—GPB	Warrants	Embedded Conversion Option	Warrants	Embedded Conversion Option
Balance, beginning of period	$1,399	$—	$1,882	$1,289
Fair value at issuance date	—	—	—	—
Change in fair value included in the statement of comprehensive income (loss)	48	—	(483)	(466)
Extinguished upon debt repayment	—	—	—	(823)
Balance, end of period	$1,447	$—	$1,399	$—

The value of warrant derivative liabilities and the change in fair value of the warrant derivative liabilities were determined using a Binomial Monte-Carlo Cliquet (aka “Ratchet”) Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models, except that the exercise price resets at certain dates in the future.

The value as of the dates set forth in the table above, was based on upon following assumptions:

	March 31, 2019	December 31, 2018
Stock price	$10.30	$9.10
Risk‑free interest rate	2.22%	2.48%
Expected volatility (peer group)	70.00%	70.00%
Expected life (in years)	3.75	4.00
Expected dividend yield	—	—
Number outstanding	240,764	240,764
Balance, end of period:
Warrant derivative liabilities (long-term) (in thousands)	$1,447	$1,399

Debt and related party debt — The following table presents the effective interest rates on loans originated and refinanced in the respective periods that either had a beneficial conversion feature or an attached warrant:

Type of Loan	Term of Loan	Stated Annual Interest	Original Loan Principal Amount	Conversion Rate	Beneficial Conversion Discount Amount	Warrants Issued with Notes	Exercise Price	Warrant FMV Discount Amount	Effective Interest Rate Including Discounts
2017 convertible notes payable	Due on demand - 2 years	10%	$5,795	$3.50-$10.00	$1,545	$—	N/A	N/A	25% - 110%
2018 convertible notes payable	Due on demand - 2 years	10%	24,135	$3.50-$10.00	10,266	—	—	—	10%-110%
2019 convertible notes payable	Due on demand - 1 year	10%	2,039	$3.50-$4.50	2,039	—	—	—	110%
2018 notes payable	18 months	10%	12,200	N/A	—	1,220,000	$11.30	9,687	89%
			$44,169		$13,850	$1,220,000		$9,687

Related party notes are reflected as a separate line items in the Company’s consolidated balance sheets.

Net loss per share — As of March 31, 2019 and 2018, respectively, the Company had outstanding potentially dilutive securities exercisable for or convertible into 16,317,940 and 17,122,176 shares of Company common stock. No potentially dilutive securities were included in the calculation of diluted net loss per share since their effect would be anti-dilutive for all periods presented.

Recent accounting pronouncements—In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU amendments applicable to the Company (1) supersede the guidance to classify equity securities, except equity method securities, with readily determinable fair values into trading or available-for-sale categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income, (2) allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment, (3) require assessment for impairment of equity investments without readily determinable fair values qualitatively at each reporting period, (4) eliminate the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU was effective beginning January 1, 2018. Since then, the Company has recognized any changes in the fair value of certain equity investments in net income as prescribed by the new standard rather than in other comprehensive income. The Company recognized a cumulative effect adjustment to increase the opening balance of retained earnings as of January 1, 2018 by $41.4 million, net of $12.3 million income tax benefit. Refer to Note 5 for additional disclosures required by this ASU.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this Update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements and ASU No. 2018-10 Codification Improvements to Topic 842, Leases with certain targeted changes and improvements to previously issued lease accounting standard. The Company recognized operating lease liabilities of approximately $3.2 million and a right-of-use asset of approximately $2.9 million, derecognized deferred rent of approximately $286,000 and recognized the cumulative effect adjustment to increase the opening balance of accumulated deficit as of January 1, 2019 by approximately $29,000. We did not restate any financial information prior to January 1, 2019. Refer to Note 9 for additional disclosures required by this ASU.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify identification of performance obligations and licensing implementation. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: For public companies, this Update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. The adoption of ASU 2016-10 did not have a material impact on the Company’s consolidated financial statements; however, adoption did result in significant changes to the Company’s financial statement notes.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The amendments in this guidance intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the Board re-characterized the indefinite deferral of certain provisions of Topic 480 to a scope exception. The re-characterization has no accounting effect. Down round features will no longer cause freestanding equity-linked financial instruments and embedded conversion options to be considered “not indexed to an entity’s own stock.” ASU 2017-11 is effective for public business entities for fiscal year beginning after December 15, 2018. All others have an additional year. Early adoption is permitted for all entities, including in an interim period. Entities may use the retrospective or modified retrospective transition method. The Company early adopted this ASU without a material impact on previously recorded balances on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 also requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of ASU 2018-02 does not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”). The amendments in ASU 2018-03 (1) clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer, (2) clarify that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place, (3) clarify that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities, (4) clarify that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives, or 825- 10, Financial Instruments— Overall, (5) clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability, and then both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates, (6) clarify that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU 2016-01 is meant only for instances in which the measurement alternative is applied. For public business entities, ASU 2018-03 is effective for fiscal years beginning after December

15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in ASU 2016-01. The impact of the adoption of the amendments in ASU 2018-03 depends on the amount of equity securities and financial instruments subject to the amendments in this Update held by the Company at the time of adoption. The adoption of ASU 2018-03 did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-05 and expands the scope of ASC 718 to include all share-based payment arranges related to the acquisition of goods and services from both nonemployees and employee. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASC 2018-07 is effective for all entities for fiscal year beginning after December 15, 2018, and interim periods within those fiscal year, with early adoption permitting but no earlier than the date on which an entity adopts ASC 606. The adoption of ASU 20218-07 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. The amendments in ASU 22018-13 remove some disclosures, modify others, and add some new disclosure requirements. The amendments in this ASU are effective for all entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2018-13 will have on its consolidated financial statements and accompanying footnote disclosures.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810) Targeted Improvements to Related Party guidance for Variable Interest Entities (“ASU 2018-17”), which amends two aspects of the related-party guidance in ASC 810. Specifically, ASU2018-17 (1) adds an elective private-company scope exception to the variable interest entity guidance for entities under common control and (2) removes a sentence in ASC 810-10-55-37D regarding the evaluation of fees paid to decision makers to conform with the amendments in ASU 2016-17, Interest Held Through Related Parties That Are Under Common Control. The amendments in ASU 2018-17 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2018-17 to have a material impact on its consolidated financial statements.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Endari	$5,787	$720
Other	105	102
Gross sales	5,892	822
Less: discounts and allowances
Endari	(585)	(30)
Other	—	(11)
Total	$5,307	$781

The following table summarizes the revenue allowance and accrual activities for the three months ended March 31, 2019 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2018	$303	$1,880	$181	$2,363
Provision related to sales in the current year	293	729	54	1,076
Adjustments related prior period sales	—	(600)	—	(600)
Credit and payments made	(316)	(568)	—	(884)
Balance as of March 31, 2019	$279	$1,441	$235	$1,955

The following table summarizes revenues attributable to each of our customers who accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three months ended
	March 31, 2019	March 31, 2018
AmerisourceBergen Specialty Group	60%	88%
McKesson Plasma and Biologics LLC	17%	—

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Equipment	$306	$306
Leasehold improvements	71	70
Furniture and fixtures	79	79
Total property and equipment	456	455
Less: accumulated depreciation	(317)	(303)
Total depreciable assets	139	152
Construction-in-progress	14	—
Property and equipment, net	$153	$152

During the three months ended March 31, 2019 and 2018, depreciation expense was approximately $14,000 and $13,000, respectively.

NOTE 5 — INVESTMENTS

Equity Securities—Effective January 1, 2018, the Company adopted ASU 2016-01 which requires the Company to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize in earnings any changes in such fair value. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, the Company has elected the measurement alternative under which the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired; however, the Company is not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators exist, the Company generally uses discounted cash flow analyses to determine the fair value. For the three months ended March 31, 2019 and the year ended December 31, 2018, the Company did not recognize any fair value adjustments for equity securities without readily determinable fair values. The Company recognized a cumulative effect adjustment of $41.4 million, net of $12.3 million income tax benefit, to increase the opening balance of retained earnings with an offset to accumulated other comprehensive income as of January 1, 2018, in connection with the adoption of ASU 2016-01.

At March 31, 2019 and December 31, 2018, the carrying values of equity securities were included in the following line items in our consolidated balance sheets (in thousands):

	March 31, 2019		December 31, 2018
	Fair Value with Changes Recognized in Income	Measurement Alternative - No Readily Determinable Fair Value	Fair Value with Changes Recognized in Income	Measurement Alternative - No Readily Determinable Fair Value
Marketable securities	$43,124	$—	$49,581	$—
Long-term investment at cost	—	527	—	538
Total equity securities	$43,124	$527	$49,581	$538

Net realized losses on available-for-sales on marketable securities still held at March 31, 2019 was approximately $ 6.5 million and net realized gain on available-for sales on marketable securities still held at March 31, 2018 was approximately $ 5.5 million.

NOTE 6 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2019 and December 31, 2018, accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable:
Clinical and regulatory expenses	$356	$83
Professional fee	1,961	2,157
Selling expenses	421	382
Manufacturing costs	1,756	—
Other vendors	692	980
Total accounts payable	5,186	3,602
Accrued interest payable, related parties	1,217	842
Accrued interest payable	2,306	2,138
Accrued expenses:
Payroll expenses	796	713
Accrued rebates	1,441	1,744
Other accrued expenses	122	83
Total accrued expenses	2,359	2,540
Total accounts payable and accrued expenses	$11,068	$9,122

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding March 31, 2019	Discount Amount March 31, 2019	Carrying Amount March 31, 2019	Shares Underlying Notes March 31, 2019	Principal Outstanding December 31, 2018	Discount Amount December 31, 2018	Carrying Amount December 31, 2018	Shares Underlying Notes December 31, 2018
Notes payable
2013	10%	Due on demand	—	$902	$—	$902	—	$909	$—	$909	—
2015	10%	Due on demand	—	10	—	10	—	10	—	10	—
2016	10% - 11%	Due on demand	—	843	—	843	—	843	—	843	—
2017	5% - 11%	Due on demand	—	1,951	—	1,951	—	2,575	—	2,575	—
2018	10% - 11%	Due on demand- 18 months	—	12,311	7,847	4,464	—	12,311	9,233	3,078	—
2019	11%	Due on demand	—	752	—	752	—	—	—	—	—
				$16,769	$7,847	$8,922	—	$16,648	$9,233	$7,415	—
		Current		$14,569	$7,569	$7,000	—	$12,449	$6,054	$6,394	—
		Non-current		$2,200	$278	$1,922	—	$4,200	$3,179	$1,021	—
Notes payable - related party
2016	10%	Due on demand	—	270	—	270	—	270	—	270	—
2017	10%	Due on demand	—	27	—	27	—	39	—	39	—
2018	11%	Due on demand	—	159	—	159	—	159	—	159	—
2019	10%	Due on demand	—	14	—	14	—	—	—	—	—
				$470	$—	$470	—	$468	$—	$468	—
		Current		$470	$—	$470	—	$468	$—	$468	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300	$—	$300	98	$300	$—	$300	98
2014	10%	Due on demand - 2 years	$3.05 - $3.60	522	—	522	186	519	—	519	184
2016	10%	Due on demand - 2 years	$3.60 - $4.50	62	—	62	17	61	—	61	17
2017	10% - 13.5%	Due on demand - 3 years	$3.50 - $10.31	1,895	108	1,787	618	2,820	349	2,471	899
2018	6% - 10%	Due on demand - 2 years	$3.50 - $10.00	15,311	2,671	12,640	3,076	19,556	6,169	13,387	3,664
2019	10%	Due on demand - 1 year	$3.50 - $4.50	2,039	1,804	235	570	—	—	—	—
				$20,129	$4,583	$15,546	4,565	$23,256	$6,518	$16,738	4,862
		Current		$19,421	$4,264	$15,157	4,402	$16,604	$5,351	$11,253	3,981
		Non-current		$708	$319	$389	163	$6,652	$1,167	$5,485	881
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$200	$—	$200	76	$200	$—	$200	74
2015	10%	2 years	$4.50	200	—	200	59	200	—	200	58
2017	10%	2 years	$10.00	5,000	218	4,782	545	5,000	311	4,689	533
2018	10%	2 years	$10.00	9,400	686	8,714	995	9,400	871	8,529	972
				$14,800	$904	$13,896	1,675	$14,800	$1,182	$13,618	1,637
		Current		$14,800	$904	$13,896	1,675	$5,400	$311	$5,089	665
		Non-current		$—	$—	$—	—	$9,400	$871	$8,529	972
		Total		$52,168	$13,334	$38,834	6,240	$55,172	$16,933	$38,239	6,499

The weighted-average stated interest rates of notes payable were 10% as of each of March 31, 2019 and December 31, 2018. weighted average effective interest rates of notes payable as of March 31, 2019 and December 31, 2018 were 48% and 35% respectively, after giving effect to discounts relating to beneficial conversion features and the fair value of warrants issued in connection with these notes. The notes payable and convertible notes payable contain no restrictive financial covenants or acceleration clauses associated with a material adverse change event. The holders of the convertible notes have the option to convert their notes into Company common stock at conversion prices ranging $3.05 to $10.00 per share during the terms of the notes. Certain notes with a $4.50 or a $10.00 stated conversion price in the second year of their two-year term are subject to automatic conversion into shares of Company common stock at a conversion price equal to 80% of the initial public offering price at the time of a qualified public offering. All notes due on demand are treated as current liabilities.

During the three months ended March 31, 2019, the Company proposed to the holders of its outstanding convertible promissory notes to amend the terms thereof to provide for an automatic conversion into shares of Company common stock at their respective conversion prices immediately prior to the effective time of the proposed merger transaction with MYnd Analytics, Inc.  As such, the conversion shares would be deemed outstanding immediately prior to the merger and would be converted into shares of MYnd Analytics, Inc. common stock as a result of the merger in the same manner as other outstanding shares of Company common stock based the merger “exchange ratio.” As of March 31, 2019, the holders of an aggregate of $4.8 million, or 14%, in principal amount of the outstanding convertible notes, had agreed to the amendment.   See Note 12 for information regarding the amendment of additional convertible notes subsequent to March 31, 2019.

Contractual principal payments due on notes payable are as follows:

Year Ending
2019 (nine months)	$31,703
2020	20,465
Total	$52,168

The Company estimated the total fair value of any beneficial conversion feature and accompanying warrants in allocating the note proceeds. The proceeds allocated to the beneficial conversion feature were determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of Company common stock as of the date of issuance (see Note 2). The fair value of the warrants issued in conjunction with notes was determined using the Binominal Monte-Carlo Cliquet Option Pricing Model with the following inputs for the year ended December 31, 2018.

Year ended December 31, 2018
Stock price	$11.10
Exercise price	$11.30
Term	5 years
Risk‑free interest rate	3.05%
Expected dividend yield	—
Expected volatility	70.0%

With respect to the notes that included both a beneficial conversion feature and a warrant, the proceeds were allocated to the beneficial conversion feature and the warrant based on their respective pro rata fair values.

The Company did not issue any notes with warrants notes in the three months ended March 31, 2019.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Private placement — On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit (the “Private Placement”). Each unit consisted of one share of common stock and one common stock warrant for the purchase of an additional share of common stock. The aggregate purchase price for the units was approximately $7.6 million. In addition, 300,000 warrants for the purchase of a share of common stock were issued to a broker under the same terms as the Private Placement transaction (the “Broker Warrants”).

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of September 30, 2018. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private Placement warrants and Broker Warrants with fair value of approximately $7.1 million to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share.

The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of approximately $2.5 million to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

As of September 11, 2018, all of the Private Placement warrants, replacement warrants and Broker Warrants had been exercised primarily on a cashless basis or had expired.

Purchase Agreement with GPB—On December 29, 2017, the Company entered into the Purchase Agreement with GPB Debt Holdings II, LLC (“GPB”), pursuant to which the Company issued to GPB a $13 million principal amount senior secured convertible promissory note (the “GPB Note”) for an aggregate purchase price of approximately $12.5 million, which reflected a 4.0% original issue discount.

In connection with the issuance of the GPB Note, the Company also issued to GPB a warrant (the “GPB Warrant to purchase up to 240,674 of Company common stock at an exercise price of $10.80 per company share, with customary adjustments for stock splits, stock dividends and other recapitalization events and anti-dilution provisions set forth in the GPB Warrant. If the Company effects a public listing of common stock for trading on any securities market or exchange, whether through a direct listing application or merger transaction, at a price per share less than the exercise price, the exercise price will be adjusted on a one-time basis to a 10% premium to the dilutive issuance price and the number of shares issuable under the GPB Warrant will be increased on a full ratchet basis. The GPB Warrant became exercisable six months after issuance and has a term of five years after the initial exercise date.

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company has agreed to file a registration statement with SEC relating to the offer and sale by GPB of the common stock underlying the GPB Warrant within one hundred eighty (180) days of closing of a public listing of the Company’s Common Stock for trading on any national securities exchange (excluding any over-the-counter market), whether through a direct listing application or merger transaction. The Company is required to have the registration statement become effective on the earlier of (A) the date that is two-hundred and forty (240) days following the later to occur of (i) the date of closing of the public listing or (ii) or in the event the registration statement receives a “full review” by the Commission, the date that is 300 days following the date of closing of the public listing, or (B) the date which is within three (3) business days after the date on which the Commission informs the Company (i) that the Commission will not review the registration statement or (ii) that the Company may request the acceleration of the effectiveness of the registration statement. If the Company does not timely effect such registration, it will be required to pay GPB certain late payments specified in the Registration Rights Agreement.

In February 2018, the Company prepaid the GPB Note in full. Upon such prepayment, the Purchase Agreement and the Company’s obligations under the transaction documents entered into pursuant to the Purchase Agreement terminated except for the GPB Warrant and the Registration Rights Agreement.

In October 2018, the Company sold and issued $12.2 million principal amount of debentures and warrants to purchase an aggregate of up to 1,220,000 share of the Company common stock pursuant to a securities purchase agreement dated as of September 18, 2018 among the Company and limited number of accredited investors. The net proceeds of the sale of the debentures and warrants were used to fund the Company’s loan to EJ Holdings, Inc., a variable interest entity (“VIE”)reflected in the Company’s consolidated financial statements.

The debentures bear interest at the rate of 10% per annum, payable monthly commencing November 1, 2018, and will mature on April 21, 2020. The Company will be obliged to redeem $1 million principal amount debentures monthly, commencing in May 2019, which was amended to commence in June 2019 pursuant to securities amendment agreement dated as of March 5, 2019, and to redeem the debentures in full upon a “subsequent financing” of at least $20 million, subject to certain exceptions, or in the “event of default” (as defined). The Company’s obligations under the debentures are secured by a security interest in substantially all of our assets, except for certain pledged marketable securities and are guaranteed by the U.S. subsidiaries, Emmaus Medical, Inc. and Newfield Nutrition Corporation.

The common stock purchase warrants are exercisable for five years beginning April 22, 2019 at an initial exercise price of $11.30 per share, which will be subject to reduction if we become a listed company or our common stock becomes listed or quoted on a trading market based upon the public offering price or “VWAP” of the Company common stock. The exercise price also will be subject to adjustment in certain other customary circumstances.

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

Effective as of March 5, 2019, the Company entered into a securities amendment agreement with the debenture holders related warrants which provides that the securities purchase agreement among the Company and the holders of the debentures and warrants is to be amended in certain respects, and the debentures and warrants are to be amended in certain respects and restated in their entirety, immediately prior to and subject to the completion of our proposed merger transaction with MYnd Analytics, Inc. described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2019.

Pursuant to the terms of the securities amendment agreement, (i) the debenture holders waived their right to the monthly redemption of $1,000,000 principal amount of the debentures that was due May 1, 2019 and their right to accelerate the repayment of the debentures in connection with the proposed merger transaction and (iii) the provision of the debentures requiring their mandatory redemption in connection with any “subsequent financing” was eliminated.  If the merger does not occur, the securities amendment agreement will have no effect, except as described in this paragraph.

If issued in conjunction with the proposed merger transaction, the amended and restated debentures will provide that the monthly redemption of $1,000,000 principal amount thereof will commence in November 2019 and that they will mature on October 21, 2020, six months later than the current maturity date of the debentures.  Unlike the debentures, the amended and restated debentures will be convertible at the option of each holder into shares of Company common stock at a conversion price of $10 a share, subject to adjustment for stock splits and other customary events. The amended and restated warrants will be exercisable for up to an aggregate of up to 1,460,000 shares of our common stock, or 240,000 more shares than are currently purchasable under the warrants, at an initial exercise price of $10.00 per share, or $1.30 less than the current exercise price of the warrants. The exercise price of the Warrants will be subject to reduction in connection with a “going public event,” which we expect to occur in conjunction with the proposed merger, based upon the public offering price if the Company completes a bona fide public offering or the “VWAP” (i.e., volume-weighted average trading price) of MYnd Analytics, Inc. (which will change its name to Emmaus Life Sciences, Inc. in conjunction with the merger) common stock at the time of the merger. The exercise price of the amended and restated warrants also will be subject to reduction pursuant to a “full-ratchet” exercise-price antidilution adjustment in the event of a sale or issuance of common stock or common stock equivalents within 60 days following the merger at an effective price per share below the exercise price of the amended and restated warrants. The exercise price also will be subject to adjustment for stock splits and other customary events.  The amended and restated debentures and amended and restated warrants will be assumed by the ongoing company following the proposed merger and become convertible and exercisable for the number of shares of common stock of the ongoing company and at a conversion price and exercise price based upon the “exchange ratio” in the merger.

The original securities purchase agreement entitles the holders of the warrants to registration rights with respect to the shares issuable upon exercise of the warrants. The securities amendment agreement extends the same rights to the shares issuable upon conversion of the amended and restated debentures, as well.

A summary of outstanding warrants as of March 31, 2019 and December 31, 2018 is presented below:

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
Warrants outstanding, beginning of period	3,436,431	5,265,432
Granted	—	1,542,000
Exercised	(500)	(2,385,317)
Cancelled, forfeited and expired	—	(985,684)
Warrants outstanding, end of period	3,435,931	3,436,431

A summary of outstanding warrants by year issued and exercise price as of March 31, 2019 is presented below:

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
At December 31, 2014
	$3.50	50,000	0.08	$3.50	50,000	$3.50
	2014 Total	50,000			50,000
At December 31, 2015
	$4.90	110,417	0.93	$4.90	110,417	$4.90
	2015 Total	110,417			110,417
At December 31, 2016
	$4.50	118,750	2.25	$4.50	118,750	$4.50
	$4.70	75,000	2.09	$4.70	75,000	$4.70
	$5.00	1,300,000	2.11	$5.00	1,300,000	$5.00
	2016 Total	1,493,750			1,493,750
At December 31, 2017
	$10.80	240,764	4.25	$10.80	240,764	$10.80
	2017 Total	240,764			240,764
At December 31, 2018
	$11.30	1,541,000	4.54	$11.30	1,541,000	$11.30
	2018 Total	1,541,000			1,541,000
At March 31, 2019	Total	3,435,931			3,435,931

Stock options—During the year ended December 31, 2018, the Company’s Board of Directors granted its officers, directors and employees stock options to purchase up to 357,000 shares of Company’s common stock. The options will vest and become exercisable with respect to the underlying shares as follows: as to one‑third (1/3) of the share on the first anniversary of the grant date, and as to the remaining two‑thirds (2/3) of the shares in twenty‑four (24) approximately equal monthly installments over a period of two years thereafter.

Summaries of outstanding stock options as of March 31, 2019 and December 31, 2018 are presented below.

	March 31, 2019		December 31, 2018
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	6,642,200	$4.40	6,775,200	$4.12
Granted or deemed issued	—	$—	357,000	$11.28
Exercised	(200)	$5.00	(170,000)	$4.59
Cancelled, forfeited and expired	—	$—	(320,000)	$6.06
Options outstanding, end of period	6,642,000	$4.40	6,642,200	$4.40
Options exercisable, end of period	6,153,778	$4.01	5,958,783	$3.87
Options available for future grant	2,358,000		2,357,800

During the three months ended March 31, 2019 and 2018, the Company recognized approximately $0.5 million and $0.7 million, respectively, of share-based compensation expense arising from stock options. As of March 31, 2019, there was approximately $2.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s 2011 Stock Incentive Plan. That expense is expected to be recognized over the weighted-average remaining period of 2.2 years.

Registration rights— See Note 8 regarding registration rights relating to shares of Company common stock underlying warrant issued to GPB on December 29, 2017.

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

On September 29, 2016, KPM and Hanil purchased from the Company 3,777,778 shares and 666,667 shares, respectively, of common stock at a price of $4.50 a share for $17 million and $3 million, respectively, or a total of $20.0 million. The Company recognized $720,000 as a reduction to its additional paid-in-capital for fees and commissions paid by the Company in connection with the transaction.

The Company invested $13.0 million and $1.0 million in capital increases by KPM and Hanil, respectively, at $15.32 and $3.68, respectively, per capital share.

NOTE 9 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

We lease 13,734 square feet of office space for our headquarters in Torrance, California, at a base rental of $48,087 per month. In December 2018, we have entered into an amended lease to expand our headquarter by an additional 7,559 square feet commencing June 1, 2019. The base monthly rent for this additional space of $27,590 will be payable commencing January 1, 2020. The amended lease will expire on May 31, 2026. We also lease an additional 1,600 square feet office space in Torrance, California, at a base rent of $2,240 per month and 2,986 square feet office space in New York, New York, at a base rent of $5,500, which leases will expire on January 31, 2020 and December 30, 2019, respectively.

In addition, we lease 1,322 square feet of office space in Tokyo, Japan, which the lease will expire on September 30, 2020.

Rent expense during the three months ended March 31, 2019 and 2018 amounted to approximately $201,000 and $124,000, respectively.

Future minimum lease payments under the agreements were as follows as of March 31, 2019 (in thousands):

Amount
2019 (nine months)	547
2020	980
2021	975
2022	1,003
2023 and thereafter	3,665
Total lease payments	7,170
Less: Interest	4,010
Present value of lease liabilities	3,160

The weighted average remaining lease term is 6.9 years and the weighted average discount rate is 13.8%.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Management Control Acquisition Agreement — On June 12, 2017, the Company entered into a Management Control Acquisition Agreement (the “MCAA”) with Telcon Holdings, Inc., a Korean corporation, and Telcon Inc., a Korean-based public company whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In accordance with the MCAA, the Company invested the ₩36.0 billion KRW (approximately $31.8 million USD) proceeds from the advance payment by Telcon Inc. under the API Supply Agreement discussed below to purchase 6,643,559 shares of Telcon Inc’s common shares at a purchase price of ₩5,419 KRW (approximately $4.79 USD) per share.

The MCAA was amended in certain respect and supplemented by an Agreement, dated as of September 29, 2017 (the “September 2017 Agreement”), among the parties. Pursuant to the Agreement, among other things, Telcon Inc. purchased 4,444,445 shares of Company common stock from KPM and Hanil at a price of $6.60 per share.

On July 2, 2018, the Company entered into an Additional Agreement with Evercore Investment Holdings Co., Ltd. (formerly Telcon Holdings Co., Ltd.) (“Evercore”) and Telcon RF Pharmaceutical Inc. (formerly Telcon Inc.). In the Additional Agreement, the Company agreed to use the proceeds from any sales of the Company’s KPM shares to repurchase shares of Company common stock from Telcon RF Pharmaceutical, Inc at a price of $7.60 a share, subject to certain exceptions, and Telcon RF Pharmaceutical Inc. granted the Company the right to repurchase all or a portion of Telcon RF Pharmaceutical Inc.’s shares of Company common stock at a price of $7.60 a share until October 31, 2018 and at a price to be agreed upon after October 31, 2018. In the Additional Agreement, Telcon RF Pharmaceutical Inc. also granted the Company a right of first refusal until June 30, 2019 to purchase any of the Company shares that Telcon RF Pharmaceutical Inc. may wish to sell.

Raw Material Supply Agreement — On June 12, 2017, the Company entered into an API Supply Agreement with Telcon RF Pharmaceutical Inc pursuant to which it advanced to the Company approximately ₩36.0 billion KRW (approximately $31.8 million USD) in consideration of the right to supply 25% of the Company’s requirements for bulk containers of PGLG for a term to fifteen (15) years. The amount advanced to the Company was recorded as a deferred Trade Discount. On July 12, 2017, the parties entered into a Raw Material Supply Agreement which superseded the API Supply Agreement. The Raw Material Supply Agreement is effective for a term of five (5) years with ten (10) one-year renewal periods. The Raw Material Supply Agreement will automatically renew unless terminated by either party in writing. The Raw Material Supply Agreement provides that the Company will purchase from Telcon RF Pharmaceutical Inc. 940,000 kilograms of PGLG at $50 USD per kilogram, or a total of $47.0 million. The PGLG purchased from Telcon is included in inventory at net realizable value (i.e., approximately $189 per kilogram as of March 31, 2019) with the excess purchase price being recorded as a charge against the deferred Trade Discount.

NOTE 11 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding or at any time during the three months ended March 31, 2019 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at March 31, 2019	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes March 31, 2019
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20	20	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250	250	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	—	12	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	27	904	—	—	—	—
	Lan T. Tran (2)	10%	2/10/2018	Due on Demand	159	159	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	14	—	—	—	—
				Subtotal	$470	$1,359	$—	$—		—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$200	$200	$—	$—	$3.30	76
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200	200	—	—	$4.50	59
	Wei Peu Zen (3)	10%	11/6/2017	2 years	5,000	5,000	—	250	$10.00	545
	Profit Preview International Group, Ltd. (4)	10%	2/1/2018	2 years	4,037	4,037	—	202	$10.00	430
	Profit Preview International Group, Ltd. (4)	10%	3/21/2018	2 years	5,363	5,363	—	268	$10.00	565
				Subtotal	$14,800	$14,800	$—	$—		1,675
				Total	$15,270	$16,159	$—	$—		1,675

(1)	Dr. Niihara, a Director and Chief Executive Officer of the Company, is also the Chief Executive Officer of Hope Hospice.
(2)	Officer.
(3)	Director.
(4)	Mr. Zen, a Director of the Company, is the sole owner of Profit Preview International Group, Ltd.

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2018:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2018	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes December 31, 2018
Current, Promissory note payable to related parties:
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on Demand	$—	$300	$300	$76	—	—
	Lan T. Tran (2)	11%	2/10/2016	Due on Demand	—	131	131	29	—	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on Demand	—	400	400	94	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20	20	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250	250	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	12	12	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	27	904	877	95	—	—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	159	159	—	—	—	—
				Subtotal	$468	$2,176	$1,708	$294		—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	200	200	—	—	$3.30	74
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200	200	—	—	$4.50	58
	Wei Peu Zen (3)	10%	11/6/2017	2 years	5,000	5,000	—	250	$10.00	533
				Subtotal	$5,400	$5,400	$—	$250		665

Non Current, Convertible notes payable to related parties:
	Profit Preview International Group, Ltd. (4)	10%	2/1/2018	2 years	4,037	4,037	—	202	$10.00	420
	Profit Preview International Group, Ltd. (4)	10%	3/21/2018	2 years	5,363	5,363	—	268	$10.00	552
				Subtotal	$9,400	$9,400	$—	$470		972
				Total	$15,268	$16,976	$1,708	$1,014		1,637

(1)	Dr. Niihara, a Director and Chief Executive Officer of the Company, is also the Chief Executive Officer of Hope Hospice.
(2)	Officer
(3)	Director
(4)	Mr. Zen, a Director of the Company, is the sole owner of Profit Preview International Group, Ltd.

NOTE 12 — SUBSEQUENT EVENTS

As discussed in Note 7, as of March 31, 2019 the Company had entered into amendments with the holders of an aggregate of $4.8 million, or 14%, in principal amount of the Company’s outstanding convertible notes which provide that the notes will be converted automatically into shares of Company common stock at their respective conversion prices immediately prior to the effective time of the proposed merger transaction with MYnd Analytics, Inc.  As such, the conversion shares would be deemed outstanding immediately prior to the merger and would be converted into shares of MYnd Analytics, Inc. common stock as a result of the merger in the same manner as other outstanding shares of Company common stock based the merger “exchange ratio.” As of May 14, 2019, the holders of a total of an additional $4.2 million, or 12%, in principal amount of the outstanding convertible notes had also agreed to the amendment. The Company intends to continue discussions regarding the same or similar amendments with the holders of the remaining outstanding convertible notes. There is no assurance that the Company will be able to do so on the same terms, or at all.

Subsequent to March 31, 2019, the Company issued the following:

	Amounts	Number of Shares Issued
Common shares	$711,550	103,590

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

With respect to the following discussion, the terms, “we,” “us,” “our,” “Emmaus” or the “Company” refer to Emmaus Life Sciences, Inc., and its direct and indirect wholly-owned subsidiaries.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2019 (the “Annual Report”).

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, market acceptance of Endari, our reliance on third-party manufacturers for our drug products, our dependence on licenses for certain of our products, exposure to product liability and defect claims, obtaining, and, or, maintaining the U.S. Food and Drug Administration (“FDA”) and other regulatory authorization to market Endari or our product candidates, development of a public trading market for our securities, and various other matters, many of which are beyond our control.

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

Until we began marketing and selling Endari™ in the U.S. in early 2018, we had minimal revenues and relied upon funding from sales of equity securities and debt financings and loans, including loans from related parties. As of March 31, 2019, our accumulated deficit was $170.9 million and we had cash and cash equivalents of $15.3 million, of which $13.1 million was attributable to EJ Holdings Inc., a Japanese company which we consolidate as a variable interest entity (“VIE”). Until we can generate sufficient Endari™ sales revenues, our future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Because of the numerous risks and uncertainties associated with pharmaceutical development, we are unable to predict if or when we will become profitable through the sales of Endari.

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

Revenues from Endari product sales are recognized upon delivery and transfer of control of products to the Company’s distributors and specialty pharmacy providers customers. Distributors resell the products to other specialty pharmacy providers, health care providers, hospitals, patients and clinics. In addition to distribution agreements with distributors, we enter into contractual arrangements with specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products. These various discounts, rebates, and charge-backs are referred to as “variable consideration.” Revenues from product sales are recorded net of variable consideration.

Prior to recognizing revenues, we forecast and estimate variable consideration. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Provisions for returns and other variable consideration adjustments are provided for in the period in which the related revenues are recorded. Actual amounts of variable consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The following are our significant categories of sales discounts and allowances:

Sales Discounts: We provide our customers contractual prompt payment discounts and from time to time offers additional one-time discounts that are recorded as a reduction of revenues in the period the revenues are recognized.

Product Returns: We offer our distributors a right to return product purchased directly from us based principally upon (i) overstocks, (ii) inactive products or non-moving product due to market conditions, and (iii) expired products. Product return allowances are estimated and recorded at the time of sale.

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

Cost of Goods Sold

Cost of goods sold includes the raw materials, packaging, shipping and distribution costs of Endari and AminoPure.

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

Due to the inherently unpredictable nature of the process for developing drugs, biologics and cell-based therapies and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in obtaining regulatory approvals of Endari outside of the U.S. and the continued development of our other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in the Annual Report under the headings “Risk Factors—Risks Related to Development of our Product Candidates,” “Risk Factors—Risks Related to our Reliance on Third Parties,” and “Risk Factors—Risks Related to Regulatory Approval of our Product Candidates and Other Legal Compliance Matters.”

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

Selling Expenses

Selling expenses consist principally of salaries and related costs for personnel involved in the launch, promotion and marketing of our products. Other selling cost include advertising, commissions, third party consulting costs, the cost of contracted sales personnel and travel. We expect selling expenses, as well as general and administrative expenses to increase as we add additional sales and administrative personnel to support the commercialization of Endari.

Inventories

Inventories consist of raw material, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or market value. Substantially all of the raw material purchased during the three months ended March 31, 2019 and 2018 were from one vendor.

Results of Operations

Three months ended March 31, 2019 and 2018

Net Income (Loss). Net loss attributable to us for the three months ended March 31, 2019 increased by $8.1 million, or 133%, to $14.2 million from $6.1 million for the three months ended March 31, 2018. The increase in net loss attributable to us is primarily a result of $11.9 million increase in other expenses and $0.6 million increase in operating expenses partially offset by $4.5 million increase in net revenues as discussed below. Our loss from operations was $0.6 million for the three months ended March 31, 2019 as compared to loss of $4.4 million for the three months ended March 31, 2018. As of March 31, 2019, we had an accumulated deficit of approximately $170.9 million. Losses will continue as we transition from developmental stage to our next phase as a commercial organization. We anticipate that our loss from operations will decline and that we will realize income from operations as we increase revenues for sales of Endari.

Revenues, Net. Gross revenue increased by $5.1 million or 617% to $5.9 million for three months ended March 31, 2019 from $0.8 million for the three months ended March 31, 2018, and net revenues increased by $4.5 million, or 579%, to $5.3 million for three months ended March 31, 2019 from $0.8 million for the three months ended March 31, 2018. Substantially all of these revenues were from sales of Endari, and revenues from sales of AminoPure were immaterial. We expect Endari revenues to continue to increase as we expand our commercialization efforts in the United States and abroad.

Cost of Goods Sold. Cost of goods sold increased by $0.1 million, or 49%, to $0.2 million for the three months ended March 31, 2019 from $0.1 million for the three months ended March 31, 2018. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. Substantially all of the raw material purchased during the three months ended March 31, 2019 and 2018 were from one vendor. Cost of goods sold increased due to the increase in Endari sales during the first quarter of 2019.

Research and Development Expenses. Research and development expenses increased by $0.1 million, or 25%, to $0.5  million for the three months ended March 31, 2019 from $0.4  million for the three months ended March 31, 2018. This increase was primarily due to an increase in expenses related to our sponsored oral mucosa epithelia study and diverticulosis study. We expect our research and development costs to increase in the remainder of 2019 as these studies progress.

Selling Expenses. Selling expenses increased by $0.6 million, or 71%, to $1.5 million for the three months ended March 31, 2019 from $0.9 million for the three months ended March 31, 2018. Selling expenses consist primarily of distribution fees, sales force fees, promotion, travel, marketing and branding expenses for Endari and to a much lesser extent costs of distribution, promotion, travel, tradeshows and exhibits related to AminoPure. The increase in selling expenses was primarily related to increased contract sales force fees for Endari. We anticipate that our selling expenses will increase during the remainder of 2019 as we expand Endari marketing and sales activities.

General and Administrative Expenses. General and administrative expenses decreased slightly by $0.1 million, or 3%, to $3.7 million for the three months ended March 31, 2019 from $3.8 million for the three months ended March 31, 2018. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. We expect general and administrative expenses to continue to increase as we add additional personnel to support the commercialization of Endari and our other business operations.

Other Income (Expense). Total other expense increased by $11.9 million, or 720% , to $13.6 million for the three months ended March 31, 2019, compared to $1.7 million in other expense for the three months ended March 31, 2018. The increase was primarily due to an increase of $12.0 million in a change in the net gain (loss) on equity investment in marketable securities and $1.7 million in interest expenses. Other expense for the three months ended March 31, 2018 included a loss on debt extinguishment of $3.2 million, while there was no corresponding other expenses recognized during the three months ended March 31, 2019.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenues and operating expenses, debt repayment obligations and cash and cash equivalents of $15.3 million of which $13.1 million was attributable to a VIE, as of March 31, 2019, we do not have sufficient operating capital for our business without raising additional capital. We had an accumulated deficit of $170.9 million at March 31, 2019. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of Endari, research costs for our pilot study of our L-glutamine product in the treatment of diverticulosis and corneal cell sheets using

Cultured Autologous Oral Mucosal Epithelial Cell Sheet technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company. We have previously relied on private equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of March 31, 2019, we had outstanding notes payable in an aggregate principal amount of $52.1 million, consisting of $17.2 million of non-convertible promissory notes and debentures and $34.9 million of convertible notes. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 10% to 11% and, except for the 2011 convertible note listed below in the principal amount of $0.3 million, are unsecured. The net proceeds of the loans were used for working capital purposes. See Notes 7 and 11 to our consolidated statements for a description of recent amendments to our convertible promissory notes that make them convertible automatically into shares of Company common stock immediately prior to the effective time of our proposed merger transaction with MYnd Analytics., Inc.

Of the notes outstanding as of March 31, 2019, approximately $49.3 million principal amount of the notes are either due on demand or will become due and payable within the next 12 months. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

As described in Note 2 to our consolidated financial statements, we have had recurring operating losses, have a significant amount of notes payable and other obligations due within the next year and projected operating losses, including the expected costs relating to the commercialization of Endari that exceed both the existing cash balances and cash expected to be generated from operations for at least the remainder of 2019.

Our current cash burn rate for the three months ended March 31, 2019 was approximately $0.4 million per month.

Until we can generate a sufficient product revenue, our future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and licensing or other strategic arrangements. We have no understanding or arrangements with respect to future financings, and there can be no assurance of the availability of such capital on terms acceptable to us (or at all). Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.  There is also no assurance that revenues from sales of Endari will increase as expected.

For the three months ended March 31, 2019 and during the year ended December 31, 2018, we borrowed varying amounts pursuant to convertible notes and non-convertible promissory notes. As of March 31, 2019 and December 31, 2018, the aggregate principal amounts outstanding under convertible notes and non-convertible promissory notes totaled $52.2 million for both periods.

The table below lists our outstanding notes payable as of March 31, 2018 and December 31, 2018 and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding March 31, 2019	Discount Amount March 31, 2019	Carrying Amount March 31, 2019	Shares Underlying Notes March 31, 2019	Principal Outstanding December 31, 2018	Discount Amount December 31, 2018	Carrying Amount December 31, 2018	Shares Underlying Notes December 31, 2018
Notes payable
2013	10%	Due on demand	—	$902	$—	$902	—	$909	$—	$909	—
2015	10%	Due on demand	—	10	—	10	—	10	—	10	—
2016	10% - 11%	Due on demand	—	843	—	843	—	843	—	843	—
2017	5% - 11%	Due on demand	—	1,951	—	1,951	—	2,575	—	2,575	—
2018	10% - 11%	Due on demand- 18 months	—	12,311	7,847	4,464	—	12,311	9,233	3,078	—
2019	11%	Due on demand	—	752	—	752	—	—	—	—	—
				$16,769	$7,847	$8,922	—	$16,648	$9,233	$7,415	—
		Current		$14,569	$7,569	$7,000	—	$12,449	$6,054	$6,394	—
		Non-current		$2,200	$278	$1,922	—	$4,200	$3,179	$1,021	—
Notes payable - related party
2016	10%	Due on demand	—	270	—	270	—	270	—	270	—
2017	10%	Due on demand	—	27	—	27	—	39	—	39	—
2018	11%	Due on demand	—	159	—	159	—	159	—	159	—
2019	10%	Due on demand	—	14	—	14	—	—	—	—	—
				$470	$—	$470	—	$468	$—	$468	—
		Current		$470	$—	$470	—	$468	$—	$468	—
		Non-current		$—	$—	$—	—	$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$300	$—	$300	98	$300	$—	$300	98
2014	10%	Due on demand - 2 years	$3.05 - $3.60	522	—	522	186	519	—	519	184
2016	10%	Due on demand - 2 years	$3.60 - $4.50	62	—	62	17	61	—	61	17
2017	10% - 13.5%	Due on demand - 3 years	$3.50 - $10.31	1,895	108	1,787	618	2,820	349	2,471	899
2018	6% - 10%	Due on demand - 2 years	$3.50 - $10.00	15,311	2,671	12,640	3,076	19,556	6,169	13,387	3,664
2019	10%	Due on demand - 1 year	$3.50 - $4.50	2,039	1,804	235	570	—	—	—	—
				$20,129	$4,583	$15,546	4,565	$23,256	$6,518	$16,738	4,862
		Current		$19,421	$4,264	$15,157	4,402	$16,604	$5,351	$11,253	3,981
		Non-current		$708	$319	$389	163	$6,652	$1,167	$5,485	881
Convertible notes payable - related party
2012	10%	Due on demand	$3.30	$200	$—	$200	76	$200	$—	$200	74
2015	10%	2 years	$4.50	200	—	200	59	200	—	200	58
2017	10%	2 years	$10.00	5,000	218	4,782	545	5,000	311	4,689	533
2018	10%	2 years	$10.00	9,400	686	8,714	995	9,400	871	8,529	972
				$14,800	$904	$13,896	1,675	$14,800	$1,182	$13,618	1,637
		Current		$14,800	$904	$13,896	1,675	$5,400	$311	$5,089	665
		Non-current		$—	$—	$—	—	$9,400	$871	$8,529	972
		Total		$52,168	$13,334	$38,834	6,240	$55,172	$16,933	$38,239	6,499

See Note 7 and 11 to our consolidated financial statements for information regarding recent amendments to our outstanding notes.

Cash flows for the three months ended March 31, 2019 and March 31, 2018

Net cash provided by operating activities

Net cash flows used in operating activities increased by $0.7 million, or 109%, to a negative net cash flow of $1.3 million for the three months ended March 31, 2019 from negative cash flow of $0.6 million for the three months ended March 31, 2018. This increase was primarily due to a $4.0 million increase of working capital expenditures and a $8.1 million increase in net loss partially offset by $11.2 million in the non-cash adjustments to net loss. The decrease in non-cash adjustments to net loss was primarily attributable to a $12.0 million increase in net loss on investment in marketable securities and $1.5 million increase in amortization of discount of convertible notes partially offset by $3.2 million decrease in loss on debt settlement.

Net cash used in investing activities

Net cash flows used in investing activities decrease by $0.5 million, or 97%, to approximately $16,000 for three months ended March 31, 2019 from $0.5 million for the three months ended March 31, 2018. Net cash used in investing activities includes purchase of marketable securities and investment at cost, as well as purchase of property and equipment.

Net cash from financing activities

Net cash flows used in financing activities decreased by $15.8 million, or 97%, to $0.5 million for the three months ended March 31, 2019 from $16.3 million for the three months ended March 31, 2018 , as a result of a decrease of $20.5million in repayment of notes payable and convertible notes and increase of $2.3 million in net proceeds from issuance of common stock in addition to no repurchase of common stock and warrant during the three months ended March 31, 2019 comparing to $7.5 million used during the three months ended March 31, 2018. The decrease of cash outflow is partially offset by the $14.4 million of proceeds from convertible notes received for the three months ended March 2018 while there was no corresponding proceeds during the three months ended March 31, 2019.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2019 except for adopting the new lease accounting standard.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our DCP. Based upon this evaluation and due to the material weaknesses in our internal control over financial reporting as of December 31, 2018 described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s DCP were not effective. Our management is working at remediating the material weaknesses in our internal controls over financial reporting. However, we have not yet completed a full annual accounting cycle since December 31, 2019 to fully validate the remediation of the material weaknesses in our internal controls and the effectiveness of the Company’s DCP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2018. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of December 31, 2018, because of the continuance of a material weakness (the “Material Weakness”) due to inadequate financial closing process, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process, and insufficient entity risk assessment process.

We are committed to remediating the control deficiencies that constituted the Material Weakness by implementing changes to our internal control over financial reporting. In 2018, we implemented measures designed to remediate the underlying causes of the control deficiencies that gave rise to the Material Weakness, including, without limitation:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2019, the Company refinanced a convertible note to a third party in the original principal amount of $193,909 with a new convertible note in the principal amount of $213,300 that bears interest at 10% per annum and matures on the one-year anniversary date of the note. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of Company common stock at $4.50 per share.

On February 13, 2019, the Company issued 60,000 shares of common stock to The Bralina Group LLC, at a price of $3.50 per share for an aggregate price of $210,000.

On February 23, 2019, the Company refinanced a convertible note to a third party in the original principal amount of $607,753 with a new convertible note in the principal amount of $638,141 that bears interest at 10% per annum and matures in six months. The principal amount plus any unpaid accrued interest due under the convertible note is convertible into shares of Company common stock at $3.50 per share at any time during the term of the note upon the election of the holder.

On March 2, 2019, the Company refinanced a convertible note payable a third party in the original principal amount of $260,911 with a new convertible note in the principal amount of $287,002 that bears interest at 10% per annum. The note is due on demand up to one year from the date of issuance. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share at any time during the term of the note upon election of the holder.

On March 12, 2019, the Company refinanced a convertible note payable to a third party, in the original principal amount of $145,152 with a new convertible note in the principal amount of $174,182 which bears interest at 10% per annum. The note is due on demand up to two years from the date of issuance. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.60 per share at any time during the term of the note upon election of the holder.

On March 14, 2019, the Company refinanced a convertible note payable to a shareholder, in the original principal amount of $605,536 with a new convertible note in the principal amount of $726,644 which bears interest at 10% per annum. The note is due on demand up to two years from the date of issuance. The principal amount and any unpaid interest due under the note are convertible into shares of the Company’s common stock at $3.50 per share at any time during the term of the note upon election of the holder.

In February and March 2019, the Company issued an aggregate of 247,500 shares of common stock to certain shareholders, at a price of $10.00 per share for an aggregate price of $2,475,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
2.1	Agreement and Plan of Merger and Reorganization dated as of January 4, 2019, by and among MYnd Analytics, Inc., Athena Merger Subsidiary, Inc. and Emmaus Life Sciences, Inc.	8-K	000-142031	2.1	January 7, 2019
2.2	Amendment No.1 to Agreement and Plan of Merger and Reorganization dated as of May 10, 2019.					*
4.1	Form of Amended and Restated 10% Senior Secured Debenture.	8-K	000-142031	4.1	March 11, 2019
4.2	Form of Amended and Restated Common Stock Purchase Warrant.	8-K	000-142031	4.1	March 11, 2019
4.3	Convertible Promissory Note dated February 2, 2019.					*
4.4	Convertible Promissory Note dated February 23, 2019.					*
4.5	Convertible Promissory Note dated March 2, 2019.					*
4.6	Form of Convertible Promissory Note issued to the person indicated on Schedule A thereto.					*
10.1	Form of Emmaus Voting Agreement dated as of January 4, 2019, including form of irrevocable proxy.	8-K	000-142031	10.1	January 7, 2019
10.2	Form of MYnd Voting Agreement dated as of January 4, 2019, including form of irrevocable proxy.	8-K	000-142031	10.2	January 7, 2019
10.3	Form of Emmaus Lock-Up Agreement dated as of January 4, 2019.	8-K	000-142031	10.3	January 7, 2019
10.4	Form of MYnd Lock-Up Agreement dated as of January 4, 2019.	8-K	000-142031	10.4	January 7, 2019
10.5	Securities Amendment Agreement dated as of March 5, 2019 among Emmaus Life Sciences, Inc. and the Holders thereunder.	8-K	000-142031	10.1	March 11, 2019
10.6	Form of Promissory Note issued to the persons indicated on Schedule A thereto.					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
32.1+	Certification of Chief Executive Office and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*+
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+

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

Emmaus Life Sciences, Inc.

Dated: May 14, 2019	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer

	By:	/s/ Kurt H. Kruger
	Name:	Kurt H. Kruger
	Its:	Chief Financial Officer